Form 10-Q
period 1996-03-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1996-05-14
CIK 944400

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996
                                     --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      For the period from ____________ to ____________

                        Commission file number 0-26140
                                               -------

                    HIGHWAYMASTER COMMUNICATIONS, INC.
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                DELAWARE                                 51-0352879
     -------------------------------       -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


    16479 DALLAS PARKWAY, SUITE 710, DALLAS, TEXAS               75248
    ----------------------------------------------             ----------
        (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code (214) 732-2500
                                                         --------------

                               NOT APPLICABLE
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                     ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
      Title of each class                                May 10, 1996
  ----------------------------               ----------------------------------
  Common Stock, $.01 par value                            22,022,424

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                  Form 10-Q

                                    INDEX


                                                                 PAGE
                                                                 NUMBER
PART I.   FINANCIAL INFORMATION


Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 1996
            and December 31, 1995                                  1

          Consolidated Statements of Operations for the
            three months ended March 31, 1996 and 1995             2

          Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1995                   3

          Consolidated Statement of Changes in Stockholders'
            Equity for the three months ended March 31, 1996       4

          Notes to Consolidated Financial Statements               5-6


Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations          7-8



PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                        9

Item 2    Changes in Securities                                    9

Item 3    Defaults Upon Senior Securities                          9

Item 4    Submission of Matters to a Vote of Security Holders      9

Item 5    Other Information                                        9

Item 6    Exhibits and Reports on Form 8-K                         9

Signatures                                                         10

                        PART I - FINANCIAL INFORMATION

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                   MARCH 31,   DECEMBER 31,
                                                     1996          1995
                                                ------------   ------------
Current assets:
  Cash and cash equivalents                         $11,393      $23,969
  Accounts receivable, net                            6,311        5,949
  Other short-term receivables                          868          803
  Inventory                                           9,637        4,199
  Prepaid expenses                                      409          506
                                                    -------      -------
    Total current assets                             28,618       35,426
Property, plant and equipment, net                    5,415        3,927
Long-term receivables                                 1,441        1,394
Deposits                                                262          112
Other assets                                          1,243        1,510
                                                    -------      -------
                                                    $36,979      $42,369
                                                    -------      -------
                                                    -------      -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 6,856      $ 5,028
  Telecommunications costs payable                    1,531        1,984
  Accrued interest payable to related parties           342          345
  Accrued warranty                                      773          876
  Other current liabilities                             846        1,421
                                                    -------      -------
    Total current liabilities                        10,348        9,654
Notes payable to related parties                     11,772       11,488
                                                    -------      -------
    Total liabilities                                22,120       21,142
                                                    -------      -------
Series B redeemable preferred stock                   8,736        8,126
                                                    -------      -------

Stockholders' equity:
  Common stock                                          223          223
  Additional paid-in capital                         90,560       90,560
  Accumulated deficit                               (84,113)     (77,135)
  Treasury stock                                       (547)        (547)
                                                    -------      -------
                                                      6,123       13,101
                                                    -------      -------
    Total stockholders' equity                      $36,979      $42,369
                                                    -------      -------
                                                    -------      -------


See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                      (in thousands, except per share)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   -------------------
                                                     1996        1995
                                                   -------     -------
Revenues:
  Product                                          $ 2,771     $ 3,881
  Service                                            3,520       1,800
                                                   -------     -------
    Total revenues                                   6,291       5,681
                                                   -------     -------
Cost of revenues:
  Product                                            2,730       4,081
  Service                                            2,558       1,838
                                                   -------     -------
    Total cost of revenues                           5,288       5,919
Gross profit (loss)                                  1,003        (238)
General and administrative expenses                  2,129       1,640
Sales and marketing expenses                         2,284       1,533
Engineering expenses                                   841         663
Customer service expenses                            1,885       1,358
                                                   -------     -------
  Operating loss                                    (6,136)     (5,432)
Interest income                                        306          12
Interest expense to related parties                   (538)     (1,799)
Other (expense)                                          -         (24)
                                                   -------     -------
  Loss before income taxes                          (6,368)     (7,243)
Income tax provision                                     -           -
                                                   -------     -------
  Net loss                                         $(6,368)    $(7,243)
                                                   -------     -------
                                                   -------     -------
Per share data:
  Net loss per share                               $ (0.32)    $ (0.41)
                                                   -------     -------
                                                   -------     -------
  Weighted average number of shares outstanding     22,022      18,711
                                                   -------     -------
                                                   -------     -------


      See accompanying notes to consolidated financial statements.

           HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (in thousands)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
                                                     1996       1995
                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(6,368)   $(7,243)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation and amortization                       318       282
    Amortization of discount on notes payable           284       875
    (Increase) decrease in accounts receivable         (362)      180
    (Increase) decrease in other receivables           (112)     (269)
    (Increase) decrease in inventory                 (5,438)     (703)
    (Increase) decrease in prepaid expenses
     and deposits                                       (53)      (14)
    Increase (decrease) in accounts payable           1,828     1,808
    Increase (decrease) in accrued expenses and
     other current liabilities                       (1,134)    1,953
    Other                                               136      (167)
                                                   --------   -------
      Net cash used in operating actitivies         (10,901)   (3,298)
                                                   --------   -------
CASH FLOWS FROM INVESTING ACTITIVIES:
  Capital expenditures                                 (695)      (85)
  Software development costs                            (27)     (115)
  Construction in progress                             (953)        -
                                                   --------   -------
      Net cash used in investing activities          (1,675)     (200)
                                                   --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net cash provided by financing activities           -         -
                                                   --------   -------
Net decrease in cash                                (12,576)   (3,498)
Cash and cash equivalents, beginning of period       23,969     4,158
                                                   --------   -------
Cash and cash equivalents, end of period           $ 11,393   $   660
                                                   --------   -------
                                                   --------   -------
Supplemental cash flow information:
  Interest paid                                        $255      $777
                                                   --------   -------
                                                   --------   -------


       See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Three months ended March 31, 1996
                                (UNAUDITED)
                 (in thousands, except share information)

                                                         COMMON STOCK     ADDITIONAL   TREASURY STOCK
                                                     -------------------   PAID-IN    ----------------   ACCUMULATED
                                                       SHARES     AMOUNT   CAPITAL     SHARES   AMOUNT     DEFICIT      TOTAL
                                                     ----------   ------  ----------  -------   ------   -----------   -------
Stockholders' equity at December 31, 1995            22,333,661    $223    $90,560    311,997   $(547)    $(77,135)    $13,101
Accretion of discount -- Series B preferred stock                                                             (610)       (610)
Net loss                                                                                                    (6,368)     (6,368)
                                                     ----------    ----    -------    -------   -----     --------     -------
Stockholders' equity at March 31, 1996               22,333,661    $223    $90,560    311,997   $(547)    $(84,113)    $ 6,123
                                                     ----------    ----    -------    -------   -----     --------     -------
                                                     ----------    ----    -------    -------   -----     --------     -------







        See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                 Notes To Consolidated Financial Statements
                                 (Unaudited)



1.  BUSINESS OVERVIEW

     The Company operates a wireless enhanced-services network with both voice and data capabilities in 99% of the available cellular coverage areas in the United States and 100% of the A-Side cellular coverage areas in Canada. The Company's private network covers approximately 95% of the United States interstate highway system. Through this private network, the Company provides integrated mobile voice, data, tracking, and fleet management information services to trucking companies and private truck operators in the long-haul segment of the transportation industry.

     The HighwayMaster system includes a Mobile Communication Unit (the "Mobile Communication Unit" or "Unit") installed in each truck and a proprietary dispatch software package developed by the Company for use by trucking companies. The Mobile Communication Unit transmits and receives voice and data communication to and from long-haul trucks through the Company's private network. In addition, the Unit contains a sophisticated navigational tracking device that enables dispatchers to obtain accurate position reports for trucks located anywhere in the United States and Canada. The Company's dispatch software package enables a trucking company to optimize the use of its fleet by processing data transmitted by Mobile Communication Units and performing a variety of fleet management functions.

     The Company's revenues are derived from sales and installation of Mobile Communication Units and charges for its services.

2.  BASIS OF PRESENTATION

     The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

     Operating expenses for 1995 have been reclassified to conform to the 1996 presentation.

3.  INVENTORIES

                                    MARCH 31,     DECEMBER 31,
                                      1996            1995
                                  -----------     ------------
    Complete systems              $ 6,052,000      $2,153,000
    Component parts                 4,075,000       2,476,000
                                  -----------      ----------
                                   10,127,000       4,629,000
    Less inventory reserve           (490,000)       (430,000)
                                  -----------      ----------
                                  $ 9,637,000      $4,199,000
                                  -----------      ----------
                                  -----------      ----------

4.  EARNINGS PER SHARE

     Net loss per share for the three months ended March 31, 1995 and 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock of $494,000 and $610,000, respectively, by the weighted average number of shares outstanding during the periods.

     Stock options granted with exercise prices below the $19.75 offering price in the Company's June 1995 initial public offering (the "Offering") and shares of common stock issued during the twelve-month period preceding the initial filing date of the registration statement for the Offering have been included in the calculation of weighted average shares outstanding for the three months ended March 31, 1995. The stock options were included in the calculation of common stock equivalents using the treasury stock method. For the three months ended March 31, 1996, there were no common stock equivalents.

5.  LITIGATION

     On February 16, 1996, the Company filed a lawsuit against AT&T Corp. in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The suit also requests actual and punitive damages, including attorneys' fees, stemming from AT&T's intentional and tortious conduct in violation of certain non-disclosure and other confidentiality agreements signed by AT&T regarding the Company's trade secrets.

     On December 14, 1995 and on February 23, 1996, lawsuits were filed against the Company and its directors, along with the lead underwriters for the Company's Offering, by William M. Crawford, Trustee of the Crawford Family Trust, in the United States District Court, Northern District of Texas and by Steven M. Fradin, Southern District of New York, respectively. The plaintiff in each suit seeks securities class-action certification and purports to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs, seeking unspecified damages, allege that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. HighwayMaster believes that the plaintiffs' claims are without merit and the Company intends to vigorously defend the lawsuits.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues for the three months ended March 31, 1996 were $6.3 million compared to $5.7 million for the three months ended March 31, 1995. Product revenues for the three months ended March 31, 1996 were $2.8 million compared to $3.9 million for the three months ended March 31, 1995. Service revenues for the three months ended March 31, 1996 were $3.5 million compared to $1.8 million for the three months ended March 31, 1995. The decrease in product revenues from the 1995 period to the 1996 period is primarily attributable to a 36.3% decrease in Units sold offset in part by a higher average sales price per Unit in the 1996 period. The decrease in Units sold in the 1996 period as compared to the 1995 period is due to, among other things, start-up inefficiencies in connection with the restructuring of the Company's sales force which began in the fourth quarter of 1995 and continued into the first quarter of 1996, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1995 period to the 1996 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

     Cost of revenues for the three months ended March 31, 1996 was $5.3 million compared to $5.9 million for the three months ended March 31, 1995. This relationship reflects the decrease in Units sold in the 1996 period compared to the 1995 period offset in part by increased cost of service revenues in the 1996 period as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for the 1996 period was 84.1% of revenues compared to 104.2% of revenues for the 1995 period. Cost of product revenues for the 1996 period was 98.5% of product revenues compared to 105.2% of product revenues in the 1995 period. The improvement from a negative margin in the 1995 period to a positive margin in the 1996 period is primarily due to higher average selling prices and lower average cost per Unit in the 1996 period as compared to the 1995 period. However, both periods reflect higher costs associated with a product installation infrastructure with excess capacity to support anticipated increases in sales. Cost of service revenues for the 1996 period was 72.7% of service revenues compared to 102.1% of service revenues in the 1995 period. The improvement from the 1995 period to the 1996 period is primarily due to (i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during the 1996 period and
(ii) improvement in the Company's ability to monitor and control charges for airtime usage.

     General and administrative expenses for the three months ended March 31, 1996 were $2.1 million compared to $1.6 million for the three months ended March 31, 1995. From the 1995 period to the 1996 period, the Company's general and administrative functions were increased to meet the growth in revenues as well as for the additional administrative requirements of a public company. Accordingly, virtually all categories of expenses increased. The most significant increases were payroll related costs, occupancy costs, insurance and legal fees. These increases were partially offset by decreases in bad debt expense and amortization expense.

     Sales and marketing expenses for the three months ended March 31, 1996 were $2.3 million compared to $1.5 million for the three months ended March 31, 1995. The increase from the 1995 period to the 1996 period is primarily related to growth in the number of employees.

     Engineering expenses for the three months ended March 31, 1996 were $0.8 million compared to $0.7 million for the three months ended March 31, 1995. This increase is primarily attributable to increases in payroll and research and development expenditures.

     Customer service expenses for the three months ended March 31, 1996 were $1.9 million compared to $1.4 million for the three months ended March 31, 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees and (ii) related travel and telephone costs in response to the increased number of Units in service.

     The changes in interest income and interest expense to related parties between the 1996 and 1995 periods reflects the income from temporary investments made with a portion of the proceeds from the Initial Public Offering and lower average outstanding indebtedness in the 1996 period as a result of the debt repayments made with a portion of the proceeds from the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $18.3 million at March 31, 1996 compared to $25.8 million at December 31, 1995. The Company's cash and cash equivalents balance at March 31, 1996 was $11.4 million compared to $24.0 million at December 31, 1995.

     Net cash consumed during the three months ended March 31, 1996 was $12.6 million due primarily to a $6.4 million loss from operations, an inventory build-up of $5.4 million and capital expenditures of $1.7 million.

     The Company's business historically has not required substantial capital expenditures. However, the Company has expended approximately $2.4 million through March 31, 1996 and is committed to expend an additional $2.2 million for the development and construction of the Company Complex to serve as an alternative to the AT&T Complex and to provide system architecture that could be modified to serve local or regional dispatchers of service vehicle or transportation fleets. In the event the Company elects to expand its local service business or to pursue other business opportunities, the Company will need to build additional complexes, using the Company Complex as a prototype.

     Based on the Company's most recent projection of operating results for 1996, the Company believes that it will likely be necessary to obtain additional capital resources during the second half of 1996 to fund its currently anticipated operating needs, capital expenditures and debt service requirements. The need for this financing is due to, among other things, the recent higher than projected inventory build-up as a result of actual sales levels being less than projected sales levels. In order to conserve cash, the Company has significantly reduced its production of Mobile Communication Units and renegotiated payment terms with certain of its vendors. At the present time, the Company does not have binding commitments in place for additional short-term or long-term financing. However, the Company is currently in negotiation with certain financing sources. While there can be no assurance that the Company will be able to consummate a financing arrangement on terms that would be satisfactory to the Company, the Company believes that it will be able to obtain financing from these sources in an amount sufficient to satisfy its anticipated cash needs through the end of 1996. The Company is closely monitoring its cash requirements and sources of short-term financing. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of Mobile Communication Units, the transition from the AT&T Complex to the Company Complex, the level of competition and general economic conditions and other factors beyond the Company's control. Accordingly, there can be no assurance that the projected operating results will be achieved and that anticipated capital resources will be sufficient for continued operations.

INFLATION

     The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future affect the cost of the Mobile Communication Units sold by the Company, the Company expects that economies of scale and engineering improvements are likely to offset any foreseeable cost increases.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                       PART II - OTHER INFORMATION





Item 1. Legal Proceedings --

        On February 16, 1996, the Company filed a lawsuit against AT&T Corp. in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The suit also requests actual and punitive damages, including attorneys' fees. The Company and AT&T are parties to a contract (the "AT&T Contract") under which AT&T provides enhanced call processing, data management services and long-distance network transport services through a switching complex owned and operated by AT&T. In reliance upon AT&T's assurance of both confidentiality and exclusivity, supported by separate non-disclosure agreements, the Company provided certain trade secrets to AT&T to enable it to construct and operate the AT&T Complex. In its complaint, the Company alleged that AT&T threatened to terminate the AT&T Contract and make available to one or more competitiors of the Company services based on the Company's proprietary technology and trade secrets. On March 12, 1996, AT&T provided the Company with formal notice of its termination of the AT&T Contract effective as of June 29, 1996.

        On December 14, 1995 and on February 23, 1996, lawsuits were filed against the Company and its directors, along with the lead underwriters for the Company's Offering, by William M. Crawford, Trustee of the Crawford Family Trust, in the United States District Court, Northern District of Texas and by Steven M. Fradin, Southern District of New York, respectively. The Plaintiff in each suit seeks securities class-action certification and purports to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs, seeking unspecified damages, allege that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. HighwayMaster believes that the plaintiffs' claims are without merit and the Company intends to vigorously defend the lawsuits.

Item 2. Changes in Securities -- None.


Item 3. Defaults Upon Senior Securities -- None.


Item 4. Submission of Matters to a Vote of Security Holders -- None.


Item 5. Other Information -- None.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits - See the Index to Exhibits.

        (b) Reports on Form 8-K --

            Two reports on Form 8-K were filed during the first quarter of 1996. The first was filed on February 16, 1996, disclosing the Company's litigation against AT&T. The second was filed on March 11, 1996, disclosing termination of the Company's agreement with AT&T.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HIGHWAYMASTER COMMUNICATIONS, INC.

Date: May 14, 1996


                                  By: /s/  William C. Saunders
                                      -------------------------------------
                                      William C. Saunders
                                      President and Chief Executive Officer




                                  By: /s/  Steven C. Whitehead
                                      -------------------------------------
                                      Steven C. Whitehead
                                      Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

- - ----------------------------------------------------------------------------
- - ----------------------------------------------------------------------------


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                             _______________




                               FORM 10-Q

                            QUARTERLY REPORT
                                 UNDER
                  THE SECURITIES EXCHANGE ACT OF 1934



                             _______________




                   HIGHWAYMASTER COMMUNICATIONS, INC.
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                                 EXHIBITS




- - ----------------------------------------------------------------------------
- - ----------------------------------------------------------------------------

                            INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                            TITLE
  -------                           -----
    3.1       Certificate of Incorporation of the Company, as amended. (1)

    3.2       Form of Amended By-Laws of the Company. (1)

    4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company. (1)

    4.2 Subscription Agreement, dated February 4, 1994, by and among the Company and the Purchasers listed on the Schedule thereof. (1)

    4.3 Stockholders' Agreement, dated as of February 4, 1994, among the Company, Carlyle HighwayMaster Investors, L.P.,
              Carlyle HighwayMaster Investors II, L.P., Chase Manhattan
              Investment Holdings, Inc., Clipper/Merban, L.P.,
              Clipper/Merchant Partners, L.P., Clipper Capital Associates,
              L.P., Erin Mills International Investment Corporation, F.U.
              Enterprises, Ltd., By-Word Technologies, Inc., Robert S.
              Folsom and Robert T. Hayes. (1)

    4.4       Addendum No. 1 to Subscription Agreement and
              Stockholders Agreement of the Company, dated March 28,
              1994, among the Company, Carlyle HighwayMaster
              Investors, L.P., Carlyle HighwayMaster Investors II L.P., H.M.
              Rana Investments Limited, TC Group, L.L.C., Chase
              Manhattan Investment Holdings, Inc., Clipper/Merban, L.P.,
              Clipper/Merchant Partners, L.P., Clipper Capital Associates,
              L.P., Erin Mills International Investment Corporation, F.U.
              Enterprises, Ltd., By-Word Technologies, Inc., Robert S.
              Folsom and Robert T. Hayes. (1)

    4.5 Consent of Security Holders of the Company and Second Amendment to Stockholders' Agreement, dated November 1994, among the Company, the former shareholders of By-Word Technologies, Inc. listed on Exhibit A thereto, Carlyle HighwayMaster Investors, L.P., Carlyle
              HighwayMaster Investor II, L.P., TC Group, L.L.C., H.M. Rana
              Investments Limited, Chase Manhattan Investment Holdings, Inc.,
              Clipper/Merban, L.P., Clipper/Merchant Partners, L.P., Clipper
              Capital Associates, L.P., Erin Mills International Investment
              Corporation, Robert S. Folsom and Robert T. Hayes. (1)

   10.1       License Agreement, dated April 23, 1992, by and between
              Voice Control Systems and the Company (as successor to
              By-Word Technologies, Inc.) (1)




  EXHIBIT
  NUMBER                            TITLE
  -------                           -----
   10.2       Agency Agreement, dated February 1, 1993, between the
              Company and Saunders, Lubinski & White, Inc. (1)

   10.3 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C.
              Kennedy, Jr., as amended. (1) (5)

   10.4 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C.
              Saunders, as amended. (1) (5)

   10.5 Employment Agreement, dated November 23, 1994, by and between HighwayMaster Corporation and Gordon D.
              Quick. (1) (5)

   10.6       1994 Incentive Stock Option Plan of the Company, dated
              February 4, 1994. (1) (5)

   10.7       Agreement, dated June 29, 1993, between the Company and
              American Telephone & Telegraph Company. (1) (2)

   10.8 Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS
              Personal Communications Corporation, as amended. (1) (2)

   10.9       Services Agreement, dated March 14, 1995, between the
              Company and GTE Telecommunications Services
              Incorporated. (1) (2)

   10.10      Services Agreement, dated March 20, 1996, between the
              Company and GTE-Mobile Communications Service
              Corporation. (3) (4)

   10.11      Agreement, dated June 8, 1994, between the Company and
              Truckstops of America, Inc. (1)

   10.12      Amendment dated November 16, 1995 to that certain Mobile
              Communications (Voice and Data) Services Agreement, dated as of July 15, 1995, between the Company and EDS
              Personal Communications Corporation. (3) (4)

   10.13 Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation. (1)

   10.14 Product Development Agreement dated December 21, 1995, between the Company and IEX Corporation. (3) (4)

   10.15      Form of Note Extension Option Agreement, dated March 29,
              1996, between HighwayMaster Communications, Inc.,




  EXHIBIT
  NUMBER                            TITLE
  -------                           -----
              HighwayMaster Corporation and certain noteholders of
              HighwayMaster Communications, Inc. (3)

   10.16      Letter Agreement, dated February 19, 1996, between the
              Company and IEX Corporation. (3)

   10.17      Form of Adoption Agreement, Regional Prototype Cash or
              Deferred Profit-Sharing Plan and Trust Sponsored by McKay
              Hochman Co., Inc., relating to the HighwayMaster
              Corporation 401(k) Plan. (1)

   10.18      Employment Agreement, dated May 4, 1995, by and between
              HighwayMaster Corporation and Steven C. Whitehead. (1, filed as exhibit 10.21)

   10.19 Note Exchange and Amendments Agreements, dated May 26, 1995, between the Company and Archery Partners, Chase Manhattan
              Investment Holdings, Inc., Carlyle HighwayMaster Investors,
              L.P., Carlyle HighwayMaster Investors II, L.P., H.M. Rana
              Investments Limited, TC Group, L.L.C., Clipper/Merban, L.P.,
              Clipper/Merchant Partners, L.P., Clipper Capital Associates,
              L.P., Erin Mills International Investment Corporation,
              Robert S. Folsom, Margaret D. Folsom, R. Stephen Folsom,
              Robert T. Hayes, Cynthia Ann Hayes, Alicia Ellen Hayes,
              JoAnn Hayes, William C. Saunders, William C. Kennedy, Jr.,
              Donald M. Kennedy and Mark D. Ein. (1)

   10.20 Form of Agreement, dated November 1, 1995, between the Company and Rocketsports, Inc. (3) (4)

   11         Statement re Computation of Per Share Earnings. (6)

   27         Financial Data Schedules. (6)

              ______________________________________________________________
              (1)  Filed in connection with the Company's Registration
                   Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
              (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
              (3) Filed in connection with the Company's 1995 Annual Report on Form 10-K.
              (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the 1995 Annual Report on Form 10-K.
              (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).
              (6)  Filed herewith.