Form 10-Q
period 1996-06-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1996-08-14
CIK 944400

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549






                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the quarterly period ended    JUNE 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the period from            to

                             Commission file number    0-26140

                   HIGHWAYMASTER COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                51-0352879
- ---------------------------------------    ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



   16479 DALLAS PARKWAY, SUITE 710, DALLAS, TEXAS              75248
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code     (214) 732-2500
                                                            --------------
                                    Not Applicable
- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ------        ------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
    Title of Each Class                                   August 2, 1996
- -----------------------------------          ----------------------------------
Common Stock, $.01 par value                              22,370,490

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                      Form 10-Q

                                        INDEX


                                                                     PAGE
                                                                    NUMBER

PART I.  FINANCIAL INFORMATION


Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at June 30, 1996
              and December 31, 1995                                   1

         Consolidated Statements of Operations for the
              three months and six months ended June 30,
              1996  and 1995                                          2
         Consolidated Statements of Cash Flows for the six
              months ended June 30, 1996 and 1995                     3

         Consolidated Statement of Changes in Stockholders'
              Equity  for the six months ended June 30, 1996          4

         Notes to Consolidated Financial Statements                   5-6


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7-10



PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                            11-12

Item 2   Changes in Securities                                        11-12

Item 3   Defaults Upon Senior Securities                              11-12

Item 4   Submission of Matters to a Vote of Security Holders          11-12

Item 5   Other Information                                            11-12

Item 6   Exhibits and Reports on Form 8-K                             11-12

Signatures                                                            13

                            PART I - FINANCIAL INFORMATION

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                    (in thousands)

                                        ASSETS

                                                         June 30,  December 31,
                                                           1996         1995
                                                         --------  ------------
    Current assets:
    Cash and cash equivalents                             $4,630      $23,969
    Accounts receivable, net                               5,921        5,949
    Other short-term receivables                             709          803
    Inventory                                              9,578        4,199
    Prepaid expenses                                         240          506
                                                         -------      -------
    Total current assets                                  21,078       35,426
    Property, plant and equipment, net                     5,694        3,927
    Long-term receivables                                  1,389        1,394
    Deposits                                                 220          112
    Other assets                                           1,169        1,510
                                                         -------      -------
                                                         $29,550      $42,369
                                                         -------      -------
                                                         -------      -------


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities:
    Notes payable to related parties                     $12,062  $       ---
    Accounts payable                                       5,084        5,028
    Telecommunications costs payable                       2,305        1,984
    Accrued interest payable to related parties              342          345
    Accrued warranty                                         577          876
    Other current liabilities                                949        1,421
                                                         -------      -------
    Total current liabilities                             21,319        9,654
    Notes payable to related parties                         ---       11,488
                                                         -------      -------
    Total liabilities                                     21,319       21,142
                                                         -------      -------
    Series B redeemable preferred stock                    9,346        8,126
                                                         -------      -------
    Stockholders' equity (deficit):
    Common stock                                             224          223
    Additional paid-in capital                            90,831       90,560
    Accumulated deficit                                 (91,623)     (77,135)
    Treasury stock                                         (547)        (547)
                                                         -------      -------
    Total stockholders' equity (deficit)                 (1,115)       13,101
                                                         -------      -------
                                                         $29,550      $42,369
                                                         -------      -------
                                                         -------      -------



             See accompanying notes to consolidated financial statements.

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                           (in thousands, except per share)




                                                           Three months ended              Six months ended
                                                                 June 30,                      June 30,
                                                         -----------------------       -----------------------
                                                            1996           1995          1996            1995
                                                        --------       --------       --------       --------
    Revenues:
     Product                                              $3,651         $3,733         $6,423         $7,614
     Service                                               3,930          2,299          7,449          4,099
                                                        --------       --------       --------       --------
      Total revenues                                       7,581          6,032         13,872         11,713
                                                        --------       --------       --------       --------
    Cost of revenues:
     Product                                               3,672          3,796          6,403          7,877
     Service                                               2,857          2,010          5,415          3,848
                                                        --------       --------       --------       --------
      Total cost of revenues                               6,529          5,806         11,818         11,725
                                                        --------       --------       --------       --------
    Gross profit (loss)                                    1,052            226          2,054           (12)
    General and administrative expenses                    2,170          1,554          4,299          3,194
    Sales and marketing expenses                           2,427          1,500          4,710          3,033
    Engineering expenses                                     894            697          1,736          1,360
    Customer service expenses                              2,045          1,301          3,930          2,659
                                                        --------       --------       --------       --------
      Operating loss                                      (6,484)        (4,826)       (12,621)       (10,258)
    Interest income                                          138             24            444             36
    Interest expense to related parties                     (550)        (1,990)        (1,088)        (3,789)
    Other income (expense)                                    (3)             6             (3)           (18)
                                                        --------       --------       --------       --------
      Loss before income taxes and extraordinary item     (6,899)        (6,786)       (13,268)       (14,029)
    Income tax provision                                     ---            ---            ---            ---
                                                        --------       --------       --------       --------
      Loss before extraordinary item                      (6,899)        (6,786)       (13,268)       (14,029)
                                                        --------       --------       --------       --------
    Extraordinary item -- loss on extinguishment of debt     ---         (6,980)           ---         (6,980)
                                                        --------       --------       --------       --------
      Net loss                                           ($6,899)      ($13,766)      ($13,268)      ($21,009)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
    Per share data:
      Loss before extraordinary item                      ($0.34)        ($0.39)        ($0.66)        ($0.80)
      Extraordinary item                                     ---          (0.37)           ---          (0.37)
                                                        --------       --------       --------       --------
      Net loss per share                                  ($0.34)        ($0.76)        ($0.66)        ($1.17)
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
      Weighted average number of shares outstanding       22,035         18,820         22,029         18,766
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------



         See accompanying notes to consolidated financial statements.

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (in thousands)

                                                                            Six months ended June 30,
                                                                            -------------------------
                                                                              1996           1995
                                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   ($13,268)      ($21,009)
 Adjustments to reconcile net loss to cash used in
  operating activities:
   Depreciation and amortization                                                 645            494
   Amortization of discount on notes payable                                     574          1,748
   Extraordinary item                                                            ---          6,980
   (Increase) decrease in accounts receivable                                     28           (115)
   (Increase) decrease in other receivables                                       99         (1,275)
   (Increase) decrease in inventory                                           (5,379)           927
   (Increase) decrease in prepaid expenses and deposits                          158           (672)
   Increase (decrease) in accounts payable                                        56         (2,149)
   Increase (decrease) in accrued expenses and other current liabilities        (453)         3,592
   Other                                                                         116           (128)
                                                                            ----------     ----------
      Net cash used in operating actitivies                                  (17,424)       (11,607)
                                                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTITIVIES:
   Capital expenditures                                                         (991)          (206)
   Capitalized software costs                                                    (88)          (578)
   Construction in progress                                                   (1,108)          (180)
                                                                            ----------     ----------
      Net cash used in investing activities                                   (2,187)          (964)
                                                                            ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net of issuance costs                 ---         72,866
   Proceeds from notes payable to related parties                                ---          4,122
   Payments on loans from related parties                                        ---        (27,239)
   Proceeds from exercise of stock options                                       272            ---
                                                                            ----------     ----------
      Net cash provided by financing activities                                  272         49,749
                                                                            ----------     ----------
Net increase (decrease) in cash                                              (19,339)        37,178
Cash and cash equivalents, beginning of period                                23,969          4,158
                                                                            ----------     ----------
Cash and cash equivalents, end of period                                      $4,630        $41,336
                                                                            ----------     ----------
                                                                            ----------     ----------

Supplemental cash flow information:
   Interest paid                                                                $508         $2,685
                                                                            ----------     ----------
                                                                            ----------     ----------

         See accompanying notes to consolidated financial statements.

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            Six months ended June 30, 1996
                                     (UNAUDITED)
                       (in thousands, except share information)

                                                            Common Stock       Additional    Treasury Stock
                                                        --------------------   Paid-in    ------------------  Accumulated
                                                        Shares      Amount     Capital     Shares     Amount    Deficit     Total
                                                        ----------  --------  ---------   --------   -------  -----------  -------
Stockholders' equity at December 31, 1995               22,333,661      $223    $90,560    311,997     ($547)  ($77,135)   $13,101
     Accretion of discount -- Series B preferred stock                                                           (1,220)    (1,220)
     Exercise of stock options                              35,829         1        271                                        272
     Net loss                                                                                                   (13,268)   (13,268)
                                                         ----------      ----    -------   -------     -----   --------    -------
Stockholders' equity at June 30, 1996                    22,369,490      $224    $90,831   311,997     ($547)  ($91,623)   ($1,115)
                                                         ----------      ----    -------   -------     -----   --------    -------
                                                         ----------      ----    -------   -------     -----   --------    -------

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

         Operating expenses for 1995 have been reclassified to conform to the 1996 presentation.

3.  INVENTORIES
                                           June 30,             December 31,
                                             1996                  1995
                                        -------------------    --------------
    Complete systems                     $  5,434,000         $ 2,153,000
    Component parts                         4,694,000           2,476,000
                                        --------------       -------------
                                           10,128,000           4,629,000
    Less inventory reserve                   (550,000)           (430,000)
                                          ------------        ------------
                                          $ 9,578,000         $ 4,199,000
                                          ------------        ------------
                                          ------------        ------------

4.  EARNINGS PER SHARE

         Net loss per share for the three months and six months ended June 30, 1995 and 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock by the weighted average number of shares outstanding during the periods.

    Stock options granted with exercise prices below the $19.75 offering price in the Company's June 1995 initial public offering (the "Offering") and shares of common stock issued during the twelve-month period preceding the initial filing date of the registration statement for the Offering have been included in the calculation of weighted average shares outstanding for the three months and six months ended June 30, 1995. The stock options were included in the calculation of common stock equivalents using the treasury stock method. Stock options are excluded from the calculation of weighted average shares outstanding for the three months and six months ended June 30, 1996 since their effect would be anti-dilutive.

5.  LITIGATION

    On February 16, 1996, the Company filed a lawsuit against AT&T Corp. in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The suit also requests actual and punitive damages, including attorneys' fees, stemming from AT&T's intentional and tortious conduct in violation of certain non-disclosure and other confidentiality agreements signed by AT&T regarding the Company's trade secrets. AT&T has filed counterclaims essentially mirroring the Company's allegations.

    On December 14, 1995 and on February 23, 1996, lawsuits were filed against the Company and its directors, along with the lead underwriters for the Company's Offering, by William M. Crawford, Trustee of the Crawford Family Trust, in the United States District Court, Northern District of Texas and by Steven M. Fradin, Southern District of New York, respectively. The plaintiff in each suit seeks securities class-action certification and purports to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs, seeking unspecified damages, allege that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. HighwayMaster believes that the plaintiffs' claims are without merit and the Company intends to vigorously defend against the lawsuits. The two lawsuits have been consolidated into one and the Company currently has a motion to dismiss before the Court.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
    1995

    Revenues for the three months ended June 30, 1996 were $7.6 million compared to $6.0 million for the three months ended June 30, 1995. Product revenues for the three months ended June 30, 1996 were $3.7 million compared to $3.7 million for the three months ended June 30, 1995. The number of Mobile Communication Units sold during the three months ended June 30, 1996 were 23.6% less than Units sold during the three months ended June 30, 1995. Offsetting this decrease in the number of Units sold were a higher average sales price per Unit, increased revenues from installations and the sale of parts, and a reduction in sales returns during the 1996 period. The decrease in Units sold in the 1996 period as compared to the 1995 period is due to, among other things, (i) the time lapse between the headcount expansion and restructuring of the Company's sales force, which began during the fourth quarter of 1995 and continued into the second quarter of 1996, and the realization of the benefits thereof, (ii) prospective customers postponing their decision to purchase until they are comfortable that the Company can deliver service with its new Complex, (iii) prospective customers' concerns about the Company's financial condition and (iv) adverse
economic conditions affecting  the trucking industry.   Service revenues for
the three months ended June 30, 1996 were $3.9 million compared to $2.3 million for the three months ended June 30, 1995. The increase in service revenues from the 1995 period to the 1996 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

    Cost of revenues for the three months ended June 30, 1996 was $6.5 million compared to $5.8 million for the three months ended June 30, 1995. This relationship reflects the decrease in the number of Units sold in the 1996 period compared to the 1995 period offset by increased cost of service revenues in the 1996 period as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for the 1996 period was 86.1% of revenues compared to 96.3% of revenues for the 1995 period.
Cost of product revenues for the 1996 period was 100.6% of product revenues compared to 101.7% of product revenues in the 1995 period. Both periods reflect higher costs associated with a product installation infrastructure with excess capacity to support anticipated increases in sales. During the three months ended June 30, 1996, the Company commenced a modification program for the earlier versions of the Mobile Communication Units in service to make them compatible with the new Company Complex. During July, 1996, the Company commenced an upgrade program on its initial production run of the current version of its Mobile Communications Unit, the HM 5000. The costs associated with these programs will negatively impact cost of product revenues during the the third quarter of 1996 and possibly into the fourth quarter of 1996. Cost of service revenues for the 1996 period was 72.7% of service revenues compared to 87.4% of service revenues in the 1995 period. The improvement from the 1995 period to the 1996 period is primarily due to
(i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during the 1996 period and
(ii) improvement in the Company's ability to monitor and control charges for airtime usage.

    General and administrative expenses for the three months ended June 30, 1996 were $2.2 million compared to $1.6 million for the three months ended June 30, 1995. From the 1995 period to the 1996 period, the Company's general and administrative functions were increased to meet the growth in revenues as well as for the additional administrative requirements of a public company. Accordingly, virtually all categories of expenses increased. The most significant increases were payroll related costs, occupancy costs, insurance and legal fees.

    Sales and marketing expenses for the three months ended June 30, 1996 were $2.4 million compared to $1.5 million for the three months ended June 30, 1995. The increase from the 1995 period to the 1996 period is primarily related to growth in the number of employees.

    Engineering expenses for the three months ended June 30, 1996 were $0.9 million compared to $0.7 million for the three months ended June 30, 1995. This increase is primarily attributable to increases in payroll related costs, offset in part by decreased expenditures for contract labor, and operating expenses for the Company Complex.

    Customer service expenses for the three months ended June 30, 1996 were $2.0 million compared to $1.3 million for the three months ended June 30, 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees and (ii) related travel and telephone costs in response to the increased number of Units in service.

    The changes in interest income and interest expense to related parties between the 1996 and 1995 periods reflects the income from temporary investments made with a portion of the proceeds from the Initial Public Offering and lower average outstanding indebtedness in the 1996 period as a result of the debt repayments made with a portion of the proceeds from the Initial Public Offering.

    The 1995 extraordinary item, loss on extinguishment of debt, represents the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties.

    SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Revenues for the six months ended June 30, 1996 were $13.9 million compared to $11.7 million for the six months ended June 30, 1995. Product revenues for the six months ended June 30, 1996 were $6.4 million compared to $7.6 million for the six months ended June 30, 1995. The decrease in product revenues from the 1995 period to the 1996 period is primarily attributable to a 30.0% decrease in the number of Units sold offset in part by a higher average sales price per Unit, increased revenues from installations and the sale of parts, and a reduction in sales returns in the 1996 period. The decrease in Units sold in the 1996 period as compared to the 1995 period is due to, among other things, (i) the time lapse between the headcount expansion and restructuring of the Company's sales force, which began during the fourth quarter of 1995 and continued into the second quarter of 1996, and the realization of the benefits thereof, (ii) prospective customers postponing their decision to purchase until they are comfortable that the Company can deliver service with its new Complex, (iii) prospective customers' concerns about the Company's financial condition and (iv) adverse economic conditions affecting the trucking industry. Service revenues for the six months ended June 30, 1996 were $7.4 million compared to $4.1 million for the six months ended June 30, 1995. The increase in service revenues from the 1995 period to the 1996 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

    Cost of revenues for the six months ended June 30, 1996 was $11.8 million compared to $11.7 million for the six months ended June 30, 1995. This relationship reflects the decrease in the number of Units sold in the 1996 period compared to the 1995 period offset by increased cost of service revenues in the 1996 period as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for the 1996 period was 85.2% of revenues compared to 100.1% of revenues for the 1995 period. Cost of product revenues for the 1996 period was 99.7% of product revenues compared to 103.5% of product revenues in the 1995 period. The improvement from a negative margin in the 1995 period to a positive margin in the 1996 period is primarily due to higher average selling prices and lower average
cost per Unit in the 1996 period as compared to the 1995 period.   However,
both periods reflect higher costs associated with a product installation infrastructure with excess capacity to support anticipated increases in sales. During the three months ended June 30, 1996, the Company commenced a modification program for the earlier versions of the Mobile Communication Units in service to make them compatible with the new Company Complex. During July, 1996, the Company commenced an upgrade program on its initial production run of the current version of its Mobile Communications Unit, the HM 5000. The costs associated with these programs will negatively impact cost of product revenues during the the third quarter of 1996 and possibly into the fourth quarter of 1996. Cost of service revenues for the 1996 period was 72.7% of service revenues compared to 93.9% of service revenues in the 1995 period. The improvement from the 1995 period to the 1996 period is primarily due to (i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during the 1996 period and (ii) improvement in the Company's ability to monitor and control charges for airtime usage.

    General and administrative expenses for the six months ended June 30, 1996 were $4.3 million compared to $3.2 million for the six months ended June 30, 1995. From the 1995 period to the 1996 period, the Company's general and administrative functions were increased to meet the growth in revenues as well as for the additional administrative requirements of a public company. Accordingly, virtually all categories of expenses increased. The most significant increases were payroll related costs, occupancy costs, insurance and legal fees. These increases were partially offset by decreases in bad debt expense and amortization expense.

    Sales and marketing expenses for the six months ended June 30, 1996 were $4.7 million compared to $3.0 million for the six months ended June 30, 1995. The increase from the 1995 period to the 1996 period is primarily related to growth in the number of employees.

    Engineering expenses for the six months ended June 30, 1996 were $1.7 million compared to $1.4 million for the six months ended June 30, 1995. This increase is primarily attributable to increases in payroll related costs, offset in part by decreased expenditures for contract labor, research and development expenditures, and operating expenses for the Company Complex.

    Customer service expenses for the six months ended June 30, 1996 were $3.9 million compared to $2.7 million for the six months ended June 30, 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees and (ii) related travel and telephone costs in response to the increased number of Units in service.

    The changes in interest income and interest expense to related parties between the 1996 and 1995 periods reflects the income from temporary investments made with a portion of the proceeds from the Initial Public Offering and lower average outstanding indebtedness in the 1996 period as a result of the debt repayments made with a portion of the proceeds from the Initial Public Offering.

    The 1995 extraordinary item, loss on extinguishment of debt, represents the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a working capital deficit of $0.2 million at June 30, 1996 compared to working capital of $25.8 million at December 31, 1995. The notes payable to related parties, in the amount of $12.1 million, became a current liability at June 30, 1996.The Company's cash and cash equivalents balance at June 30, 1996 was $4.6 million compared to $24.0 million at December 31, 1995.

    Net cash consumed during the six months ended June 30, 1996 was $19.3 million due primarily to a $13.3 million loss from operations, an inventory build-up of $5.4 million and capital expenditures of $2.2 million.

    The Company's business historically has not required substantial capital expenditures. However, the Company has expended approximately $2.6 million through June 30, 1996 and is committed to expend an additional $2.0 million for the development and construction of the Company Complex to serve as an alternative to the AT&T Complex and to provide system architecture that could be modified to serve local or regional dispatchers of service vehicle or transportation fleets. The Company Complex was placed in service in July, 1996. In the event the Company elects to expand its local service business or to pursue other business opportunities, the Company will need to build additional complexes, using the Company Complex as a prototype.

     The capital resources currently available to the Company are limited and, accordingly, the Company will need to obtain financing from outside sources during the third quarter of 1996 to continue to fund its anticipated operating needs, capital expenditures and debt service requirements. The need to obtain financing from outside sources is attributable to, among other things, a build up in its inventories of Mobile Communication Units as a result of actual sales of Units being lower than projected sales levels and continuing expenditures needed to implement the Company's operational plans and to expand, train and manage its employee base. Furthermore, the Company has negotiated short-term deferred payment arrangements with certain of its trade and other creditors, and will require additional working capital in the near future in order to bring current its accounts with these creditors.

     The Company is currently engaged in negotiations with certain of its principal shareholders who may have an interest in providing short-term financing to the Company. Based on recent discussions between the Company and certain of its principal shareholders, the Company expects that it may be able to obtain short-term financing from such shareholders in the near future, although negotiations with respect to the terms of such financing have not yet been completed and the Company has not obtained a binding commitment with respect to any such financing. Any financing provided to the Company by such shareholders would likely be in the form of one or more equity investments intended to provide the Company with sufficient working capital to meet its operating and other needs for at least the next few months.

     In addition to short-term financing, the Company will need to obtain long-term debt or equity financing from outside sources in order to continue to fund the growth and development of its business. Although the Company has identified various potential sources of long-term financing, there can be no assurance that the Company will be able to obtain such financing on terms that it regards as satisfactory, if at all.

     If the Company is not able to obtain adequate short-term or long-term financing, the Company's ability to implement its current operational plans would be jeopardized and it may be required to modify or curtail certain of its existing business activities.

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

    On February 16, 1996, the Company filed a lawsuit against AT&T Corp. in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The suit also requests actual and punitive damages, including attorneys' fees. AT&T has filed counterclaims essentially mirroring the Company's allegations. The Company and AT&T were parties to a contract (the "AT&T Contract") under which AT&T provides enhanced call processing, data management services and long-distance network transport services through a switching complex owned and operated by AT&T. In reliance upon AT&T's assurance of both confidentiality and exclusivity, supported by separate non-disclosure agreements, the Company provided certain trade secrets to AT&T to enable it to construct and operate the AT&T Complex. In its complaint, the Company alleged that AT&T threatened to terminate the AT&T Contract and make available to one or more competitors of the Company services based on the Company's proprietary technology and trade secrets. The AT&T Contract was terminated effective June 29, 1996. However, AT&T continues to provide services for the Company without a formal contract pursuant to AT&T's obligation with respect to its existing service agreements with customers.

    On December 14, 1995 and on February 23, 1996, lawsuits were filed against the Company and its directors, along with the lead underwriters for the Company's Offering, by William M. Crawford, Trustee of the Crawford Family Trust, in the United States District Court, Northern District of Texas and by Steven M. Fradin, Southern District of New York, respectively. The Plaintiff in each suit seeks securities class-action certification and purports to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs, seeking unspecified damages, allege that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. HighwayMaster believes that the plaintiffs' claims are without merit and the Company intends to vigorously defend against the lawsuits. The two lawsuits have been consolidated into one and the Company currently has a motion to dismiss before the court.

Item 2.       Changes in Securities  --  None.

Item 3.       Defaults Upon Senior Securities  --  None.

Item 4.       Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 23, 1996. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockhholders or until their respective successors have been duly elected and qualified; (ii) approved the Company's Amended and Restated 1994 Stock Option Plan, which increased the aggregate number of shares of Common Stock authorized for issuance under such plan to 2,474,463 shares; and (iii) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 1996.

    The Company had 22,021,664 shares of Common Stock outstanding as of April 3, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 21,024,324 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

    Proposal 1:    Election of Directors
                                                    Shares Voting     Shares
    Director                                           In Favor      Withheld
   --------                                         -------------    --------

    William C. Kennedy, Jr.                           20,090,057        934,267
    William C. Saunders                               20,089,657        934,667
    Robert B. Calhoun, Jr.                            20,089,057        935,267
    William E. Conway, Jr.                            20,089,057        935,267
    John H. Daniels                                   20,088,657        935,667
    Richard G. Darman                                 19,915,257      1,109,067
    Mark D. Ein                                       19,916,257      1,108,067
    Stephen L. Greaves                                19,915,257      1,109,067
    Terry S. Parker                                   20,089,682        934,642
    Gerry C. Quinn                                    20,090,057        934,267
    Elly H. Reisman                                   20,089,057        935,267

    Proposal 2:    Approval of the Company's Amended and Restated 1994 Stock
                   Option Plan

                   Votes in favor:          19,450,280
                   Votes against:              398,273
                   Abstentions:                943,137

    Proposal 3:    Ratification of Price Waterhouse as the Company's
                   Independent Accountants

                   Votes in favor:          20,994,553
                   Votes against:                8,165
                   Abstentions:                 21,606


Item 5.       Other Information

COMPTRONIX CORPORATION

          On August 9, 1996, Comptronix Corporation ("Comptronix") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Comptronix assembles the Mobile Communication Units installed in each truck in accordance with specifications provided by the Company. The various components used by Comptronix in the assembly of the Units (including GPS components and cellular transceivers) are obtained from certain other manufacturers such as Motorola. In light of the various legal and other uncertainties associated with the Comptronix bankruptcy proceedings, there can be no assurance that such proceedings will not adversely affect the Company's ability to obtain sufficient supplies of Units to meet the needs of its customers. At the present time, the Company has in its possession a limited inventory of Units available for shipment to its customers. In addition, a substantial inventory of Units and components, a significant portion of which has been fully paid for by the Company, is held at a site operated by Comptronix. Although the Company currently believes that it will be able to obtain access to the Units which have been fully paid for by it in the ordinary course of business, no assurances can be given in this regard.

          In light of the bankruptcy proceedings recently commenced by Comptronix, the Company will need to evaluate the options available to it in order to ensure that it has an adequate supply of Mobile Communication Units in the long term. The Company is not able to predict the outcome of the Comptronix bankruptcy proceedings, and it is possible that all or part of the operations of Comptronix could be discontinued, curtailed or modified in the course of such proceedings. In general, the timely supply of Units for sale to the Company's customers may be adversely affected if Comptronix is not able to continue to meet the needs of the Company's customers and if the Company is not able to make alternative supply arrangements on terms it regards as satisfactory.

NETWORK SERVICES CENTER ("NSC")

          As previously announced, on June 29, 1996, HighwayMaster's service contract with AT&T expired and, on that same date, HighwayMaster began commercial service with its own Network Services Center ("NSC" or "Company Complex") that it had been constructing with IEX Corp. For new customers commencing service after June 29, 1996, HighwayMaster's NSC is fully replacing the AT&T complex. Other than the normal operational issues encountered in designing and implementing a switching center of this complexity, the transition has been progressing in an orderly fashion. Customers who entered into service agreements prior to June 29, 1996 currently are being serviced by the AT&T complex. AT&T has stated that these customers will continue to be extended service by AT&T through its complex, at least until their respective original service agreements expire.

Item 6.       Exhibits and Reports on Form 8-K

     (a)  Exhibits - See the Index to Exhibits.

     (b)  Reports on Form 8-K -- None

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        HIGHWAYMASTER COMMUNICATIONS, INC.

Date: August 13, 1996


                        By:  /s/ William C. Saunders
                              -----------------------------------
                             William C. Saunders
                             President and Chief Executive Officer




                        By:  /s/ Steven C. Whitehead
                             -----------------------------------
                             Steven C. Whitehead
                             Executive Vice President and Chief Financial
                             Officer (Principal Financial Officer)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                             ----------------------------

                                      FORM 10-Q

                                   QUARTERLY REPORT
                                        UNDER
                         THE SECURITIES EXCHANGE ACT OF 1934

                             ----------------------------

                          HIGHWAYMASTER COMMUNICATIONS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                       EXHIBITS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  INDEX TO EXHIBITS


Exhibit
Number                            Title
- ------                            -----
 3.1          Certificate of Incorporation of the Company, as amended.  (1)

 3.2          Form of Amended By-Laws of the Company.  (1)

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

10.1 License Agreement, dated April 23, 1992, by and between Voice Control Systems and the Company (as successor to By-Word Technologies, Inc.) (1)

Exhibit
Number                            Title
- ------                            -----
10.2 Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc. (1)

10.3 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Kennedy, Jr., as amended. (1) (5)



10.4 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Saunders, as amended.
              (1) (5)

10.5 Employment Agreement, dated November 23, 1994, by and between HighwayMaster Corporation and Gordon D. Quick. (1) (5)

10.6 Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994. (1) (5) (6)

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

10.10 Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation. (3) (4)

10.11 Agreement, dated June 8, 1994, between the Company and Truckstops of America, Inc. (1)

10.12 Amendment dated November 16, 1995 to that certain Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
              Communications Corporation.  (3) (4)

10.13 Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation. (1)

10.14 Product Development Agreement dated December 21, 1995, between the Company and IEX Corporation. (3) (4)

10.15 Form of Note Extension Option Agreement, dated March 29, 1996, between HighwayMaster Communications, Inc.,

Exhibit
Number                            Title
- ------                            -----

              HighwayMaster Corporation and certain noteholders of HighwayMaster Communications, Inc. (3)

10.16 Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation. (3)

10.17 Form of Adoption Agreement, Regional Prototype Cash or Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401 (k) Plan.
              (1)

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
              Hayes, Alicia Ellen Hayes, JoAnn Hayes, William C. Saunders, William C. Kennedy, Jr., Donald M. Kennedy and Mark D. Ein. (1)

10.20 Form of Agreement, dated November 1,1995, between the Company and Rocketsports, Inc. (3) (4)

  11          Statement re Computation of Per Share Earnings.  (6)

  27          Financial Data Schedules.  (6)

              -----------------------------------------------------
              (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
              (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
              (3) Filed in connection with the Company's 1995 Annual Report on Form 10-K.
              (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the 1995 Annual Report on Form 10-K.
              (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).
              (6)  Filed herewith.