Form 10-Q/A
period 1996-06-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1996-09-10
CIK 944400

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                     FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the quarterly period ended    JUNE 30, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the period from            to

                             Commission file number    0-26140

                   HIGHWAYMASTER COMMUNICATIONS, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              DELAWARE                                51-0352879
- ---------------------------------------    ------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



   16479 DALLAS PARKWAY, SUITE 710, DALLAS, TEXAS              75248
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code     (214) 732-2500
                                                            --------------
                                    Not Applicable
- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                       ------        ------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
    Title of Each Class                                   August 2, 1996
- -----------------------------------          ----------------------------------
Common Stock, $.01 par value                                22,058,493

   This 10-Q/A is being filed by HighwayMaster Communications, Inc. solely to set forth a correction in the number of common shares outstanding as of August 2, 1996.

                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        HIGHWAYMASTER COMMUNICATIONS, INC.

Date: September 10, 1996





                        By:  /s/ Stephen P. Tacke
                             -----------------------------------
                             Stephen P. Tacke
                             Vice President - Controller
                             (Authorized Officer and Principal
                             Financial Officer)