Form 10-Q
period 1996-09-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1996-11-13
CIK 944400

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the period from _____________ to  _____________

                      Commission file number    0-26140

                      HIGHWAYMASTER COMMUNICATIONS, INC.
          (Exact name of registrant as specified in its charter)


              DELAWARE                                  51-0352879
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


    16479 DALLAS PARKWAY, SUITE 710, DALLAS, TEXAS             75248
      (Address of principal executive offices)               (Zip Code)

    Registrant's telephone number, including area code     (214) 732-2500

                                  NOT APPLICABLE
                  (Former name, former address and former fiscal
                       year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                         ---          ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          NUMBER OF SHARES OUTSTANDING AS OF
    TITLE OF EACH CLASS                             NOVEMBER 8, 1996
----------------------------              -----------------------------------
Common Stock, $.01 par value                           24,767,695

                  HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                      Form 10-Q

                                        INDEX


                                                                     PAGE
                                                                    NUMBER
PART I.   FINANCIAL INFORMATION


Item 1    Consolidated Financial Statements:


          Consolidated Balance Sheets at September 30, 1996
            and December 31, 1995                                      1

          Consolidated Statements of Operations for the
            three months and nine months ended
            September 30, 1996  and 1995                               2

          Consolidated Statements of Cash Flows for the nine
            months ended September 30, 1996 and 1995                   3

          Consolidated Statement of Changes in Stockholders'
            Equity for the nine months ended
            September 30, 1996                                         4

          Notes to Consolidated Financial Statements                   5-7


Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations              8-10

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                           11-14

Item 2    Changes in Securities                                       11-14

Item 3    Defaults Upon Senior Securities                             11-14

Item 4    Submission of Matters to a Vote of Security Holders         11-14

Item 5    Other Information                                           11-14

Item 6    Exhibits and Reports on Form 8-K                            11-14

Signatures                                                            15

                        PART I--FINANCIAL INFORMATION

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                               (in thousands)

                                    ASSETS

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
Current assets:
 Cash and cash equivalents                           $  28,412       $ 23,969
 Accounts receivable, net                                6,989          5,949
 Other short-term receivables                              667            803
 Inventory                                               7,846          4,199
 Prepaid expenses                                          258            506
                                                     ---------       --------
   Total current assets                                 44,172         35,426
Property, plant and equipment, net                       6,900          3,927
Long-term receivables                                    1,148          1,394
Deposits                                                   218            112
Other assets                                               964          1,510
                                                     ---------       --------
                                                     $  53,402       $ 42,369
                                                     ---------       --------
                                                     ---------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $   4,443       $  5,028
 Telecommunications costs payable                        4,307          1,984
 Accrued interest payable to related parties                87            345
 Accrued warranty                                          296            876
 Other current liabilities                               1,260          1,421
                                                     ---------       --------
   Total current liabilities                            10,393          9,654
Notes payable to related parties                            --         11,488
                                                     ---------       --------
   Total liabilities                                    10,393         21,142
                                                     ---------       --------
Series B redeemable preferred stock                         --          8,126
                                                     ---------       --------

Stockholders' equity:
 Series D preferred stock                                   --             --
 Common stock                                              251            223
 Additional paid-in capital                            144,161         90,560
 Accumulated deficit                                  (100,856)       (77,135)
 Treasury stock                                           (547)          (547)
                                                     ---------       --------
   Total stockholders' equity                           43,009         13,101
                                                     ---------       --------
                                                     $  53,402       $ 42,369
                                                     ---------       --------
                                                     ---------       --------


          See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                       (in thousands, except per share)

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                      ------------------    -------------------
                                        1996       1995       1996       1995
                                      -------    -------    --------   --------
Revenues:
 Product                              $ 3,426    $ 4,979    $  9,848   $ 12,593
 Service                                4,098      2,675      11,548      6,774
                                      -------    -------    --------   --------
   Total revenues                       7,524      7,654      21,396     19,367
                                      -------    -------    --------   --------
Cost of revenues:
 Product                                3,321      4,734       9,723     12,611
 Service                                2,828      2,448       8,243      6,296
                                      -------    -------    --------   --------
  Total cost of revenues                6,149      7,182      17,966     18,907
                                      -------    -------    --------   --------
Gross profit                            1,375        472       3,430        460
General and administrative expenses     2,362      1,825       6,661      5,019
Sales and marketing expenses            2,616      1,683       7,327      4,716
Engineering expenses                      995        690       2,730      2,050
Customer service expenses               2,120      1,449       6,050      4,108
                                      -------    -------    --------   --------
  Operating loss                       (6,718)    (5,175)    (19,338)   (15,433)
Interest income                            77        506         521        542
Interest expense to related parties      (603)      (599)     (1,691)    (4,388)
Other (expense)                          (219)        --        (222)       (18)
                                      -------    -------    --------   --------
  Loss before income taxes and
   extraordinary item                  (7,463)    (5,268)    (20,730)   (19,297)
Income tax provision                       --         --          --         --
                                      -------    -------    --------   --------
Loss before extraordinary item         (7,463)    (5,268)    (20,730)   (19,297)
Extraordinary item--loss on
 extinguishment of debt (Note 3)         (317)        --        (317)    (6,980)
                                      -------    -------    --------   --------
   Net loss                           $(7,780)   $(5,268)   $(21,047)  $(26,277)
                                      -------    -------    --------   --------
                                      -------    -------    --------   --------

Per share data:
   Loss before extraordinary item     $ (0.37)   $ (0.26)   $  (1.02)  $  (1.05)
   Extraordinary item                   (0.01)        --       (0.02)     (0.35)
                                      -------    -------    --------   --------
   Net loss per share                 $ (0.38)   $ (0.26)   $  (1.04)  $  (1.40)
                                      -------    -------    --------   --------
                                      -------    -------    --------   --------
   Weighted average number of shares
    outstanding                        22,178     22,022      22,079     19,863
                                      -------    -------    --------   --------
                                      -------    -------    --------   --------


          See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (in thousands)

                                                                                Nine months ended September 30,
                                                                                -------------------------------
                                                                                      1996           1995
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(21,047)      $(26,277)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization                                                      1,110            674
    Amortization of discount on notes payable                                            871          2,020
    Extraordinary item                                                                   317          6,980
    (Increase) decrease in accounts receivable                                        (1,040)        (1,941)
    (Increase) decrease in other receivables                                             382         (1,072)
    (Increase) decrease in inventory                                                  (3,647)           454
    (Increase) decrease in prepaid expenses and deposits                                 142           (431)
    Increase (decrease) in accounts payable                                             (585)        (3,129)
    Increase (decrease) in accrued expenses and other current liabilities              1,324            591
    Other                                                                                272            (50)
                                                                                    --------       --------
      Net cash used in operating activities                                          (21,901)       (22,181)
                                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (3,760)        (2,496)
                                                                                    --------       --------
      Net cash used in investing activities                                           (3,760)        (2,496)
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of issuance costs                       10,000         72,866
  Proceeds from issuance of preferred stock and warrants, net of issuance costs       19,738            ---
  Proceeds from notes payable to related parties                                       5,000          4,122
  Repayments of notes payable to related parties                                      (5,000)       (27,239)
  Proceeds from exercise of stock options                                                366            ---
                                                                                    --------       --------
      Net cash provided by financing activities                                       30,104         49,749
                                                                                    --------       --------
Net increase in cash                                                                   4,443         25,072
Cash and cash equivalents, beginning of period                                        23,969          4,158
                                                                                    --------       --------
Cash and cash equivalents, end of period                                            $ 28,412       $ 29,230
                                                                                    --------       --------
                                                                                    --------       --------
Supplemental cash flow information:
  Interest paid                                                                     $    976       $  2,685
                                                                                    --------       --------
                                                                                    --------       --------




         See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    Nine Months Ended September 30, 1996
                                  (UNAUDITED)
                  (in thousands, except share information)

                                                          Preferred Stock       Common Stock     Additional  Treasury Stock
                                                          ---------------   -------------------   Paid-in   ---------------
                                                          Shares   Amount     Shares     Amount   Capital   Shares   Amount
                                                          ------   ------   ----------   ------  ---------- -------  ------
Stockholders' equity at December 31, 1995                                   22,333,661    $223   $ 90,560   311,997  $(547)
  Accretion of discount -- Series B preferred stock
  Exchange of Series B Preferred Stock for Common Stock                        864,000       9     10,791
  Issuance of Common Stock                                                   1,818,018      18     22,707
  Issuance of Series D Preferred Stock                     1,000     ---                           19,738
  Exercise of stock options                                                     48,207       1        365
  Net loss
                                                           -----   -----    ----------    ----   --------   -------  -----
Stockholders' equity at September 30, 1996                 1,000     ---    25,063,886    $251   $144,161   311,997  $(547)
                                                           -----   -----    ----------    ----   --------   -------  -----
                                                           -----   -----    ----------    ----   --------   -------  -----


                                                        Accumulated
                                                          Deficit         Total
                                                        -----------     --------
Stockholders' equity at December 31, 1995               $ (77,135)      $ 13,101
  Accretion of discount -- Series B preferred stock        (1,831)        (1,831)
  Exchange of Series B Preferred Stock for Common Stock      (843)         9,957
  Issuance of Common Stock                                                22,725
  Issuance of Series D Preferred Stock                                    19,738
  Exercise of stock options                                                  366
  Net loss                                                (21,047)       (21,047)
                                                        ---------       --------
Stockholders' equity at September 30, 1996              $(100,856)      $ 43,009
                                                        ---------       --------
                                                        ---------       --------


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

3.  RECAPITALIZATION TRANSACTIONS

         On September 27, 1996, the Company, the Erin Mills Stockholders, the Carlyle Stockholders and certain other holders of outstanding securities of the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement"), and consummated the Recapitalization Transactions contemplated thereby. In particular, upon the terms and conditions set forth in the Recapitalization Agreement, (i) the Company repaid in full the principal amount of and interest accrued on certain promissory notes in the aggregate principal amount of $5.0 million executed in favor of an Erin Mills Stockholder in order to repay certain advances made by such Erin Mills Stockholder in August and September 1996 to enable the Company to meet its short-term working capital and other requirements, (ii) the Company issued an aggregate of 800,000 shares of Common Stock to two Erin Mills Stockholders in exchange for aggregate cash payments in the amount of $10.0 million,
    (iii) the Company issued an aggregate of 864,000 shares of Common Stock to three Erin Mills Stockholders and two other persons in exchange for the surrender to the Company for cancellation of all outstanding shares of Series B Preferred Stock, (iv) the Company paid to the Carlyle Stockholders a portion of the accrued and unpaid interest on certain promissory notes in the aggregate principal amount of $12,662,000 (the "Carlyle Notes") executed in favor of the Carlyle stockholders, and (v) the Company issued an aggregate of 1,018,018 shares of Common Stock in exchange for the surrender of the Carlyle Notes for cancellation. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $317,000, were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

4.  SALE OF SERIES D PREFERRED STOCK

         On September 27, 1996 the Company and Southwestern Bell Wireless Holdings, Inc. ("SBW"), a wholly owned subsidiary of SBC Communications
    Inc. ("SBC"), consummated certain transactions, including but not limited to, (a) the issuance of 1,000 shares of a new series of preferred stock, par value $0.01 per share, designated as Series D Participating Convertible Preferred Stock ("Series D Preferred Stock") in consideration of a cash payment in the amount of $20.0 million and (b) the issuance to SBW of certain Warrants. Immediately upon receipt of the $20.0 million, it was delivered by the Company to an escrow agent to be held pending the expiration or early termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. On October 18, 1996, early termination was granted with respect to the aforementioned waiting period. Accordingly, on October 21, 1996, the escrow agent released the $20.0 million to the Company. The $20.0 million is classified with cash in the accompanying balance sheet at September 30, 1996.

         Each outstanding share of Series D Preferred Stock is convertible into 1,600 shares of Common Stock at the option of SBW. In addition, at such time as SBW obtains certain regulatory relief required in order for it to offer long-distance telephone services, all outstanding shares of Series D Preferred Stock will automatically convert into an equal number of shares of a new series of common stock designated as Class B Common Stock.

         Each outstanding share of Class B Common Stock will be convertible into 1,600 of Common Stock at the option of SBW. The holders of Class B Common Stock will be entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock will generally have identical voting rights and will vote together as a single class, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them are then convertible. In addition, the holders of Class B Common Stock will be entitled to elect one director of the Company (or two directors if SBW and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and will have the right to approve certain actions on the part of the Company.

         The Warrants issued to SBW entitle the holder thereof to purchase
    (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share. The Warrants will expire on September 27, 2001.

5.  INVENTORIES
                            September 30,    December 31,
                                1996             1995
                            -----------      -----------
    Complete systems        $ 3,896,000      $ 2,153,000
    Component parts           4,600,000        2,476,000
                            -----------      -----------
                              8,496,000        4,629,000
    Less inventory reserve     (650,000)        (430,000)
                            -----------      -----------
                            $ 7,846,000      $ 4,199,000
                            -----------      -----------
                            -----------      -----------



6.  EARNINGS PER SHARE

         Net loss per share for the three months and six months ended September 30, 1995 and 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock by the weighted average number of shares outstanding during the periods.

         Stock options granted with exercise prices below the $19.75 offering price in the Company's June 1995 initial public offering (the "Offering") and shares of common stock issued during the twelve-month period preceding the initial filing date of the registration statement for the Offering have been included in the calculation of weighted average shares outstanding through the date of the Offering (June 28, 1995). The stock options were included in the calculation of common stock equivalents using the treasury stock method. Stock options are excluded from the calculation of weighted average shares outstanding subsequent to the date of the Offering since their effect would be anti-dilutive.

7.   LITIGATION

         As previously reported, on February 16, 1996, the Company filed a lawsuit against AT&T Corp. ("AT&T") in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. In July 1996, AT&T filed counterclaims essentially mirroring the Company's claims. In September and October 1996, both the Company and AT&T filed additional claims against each other related to breach of contract, various tortious activities and patent claims. In October 1996, the Company amended its complaint to include another defendant, Lucent Technologies, Inc., to which AT&T had transferred certain of the patents in dispute. The amended complaint further alleged Texas Deceptive Trade Practices Act ("DTPA") claims against AT&T. In November 1996, AT&T filed a Partial Motion to Dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. For further discussion regarding the AT&T Litigation and AT&T's former contractual relationship with HighwayMaster, see "Part II - Other Information, Item 1. Legal Proceedings".

         On December 14, 1995 and on February 23, 1996, lawsuits were filed by certain plaintiffs against the Company and its directors, along with the lead underwriters for the Company's Offering. The plaintiff in each suit sought securities class-action certification and purported to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs sought unspecified damages and alleged that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. The two lawsuits were consolidated into one. On November 4, 1996, the Court entered a Stipulation and Order of Dismissal which was signed by all parties, including proposed plaintiffs-in-intervention. This action dismissed the pending litigation with prejudice, precluding these same plaintiffs from refiling the same claims in the future. The dismissal of this action did not involve any payment on the part of the Company or any other defendant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the three months ended September 30, 1996 were $7.5 million compared to $7.7 million for the three months ended September 30, 1995. Product revenues for the three months ended September 30, 1996 were $3.4 million compared to $5.0 million for the three months ended September 30, 1995. The principal reason for the decrease in product revenues from the 1995 period to the 1996 period is because the number of Mobile Communication Units sold during the three months ended September 30, 1996 was 37.4% less than Units sold during the three months ended September 30, 1995. The decrease in Units sold in the 1996 period as compared to the 1995 period is due to, among other things, (i) prospective customers postponing their decision to purchase until they are comfortable that the Company can deliver service with its new Network Services Center ("NSC" or "Company Complex"), (ii) prospective customers' concerns about the Company's financial condition and (iii) adverse economic conditions
affecting the trucking industry.   Service revenues for the three months ended
September 30, 1996 were $4.1 million compared to $2.7 million for the three months ended September 30, 1995. The increase in service revenues from the 1995 period to the 1996 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

    Cost of revenues for the three months ended September 30, 1996 was $6.1 million compared to $7.2 million for the three months ended September 30, 1995. This relationship reflects the decrease in the number of Units sold in the 1996 period compared to the 1995 period offset by increased cost of service revenues in the 1996 period as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for the 1996 period was 81.7% of revenues compared to 93.8% of revenues for the 1995 period. Cost of product revenues for the 1996 period was 96.9% of product revenues compared to 95.1% of product revenues in the 1995 period. Both periods reflect higher costs associated with a product installation infrastructure with excess capacity to support anticipated increases in sales. In addition, during the 1996 period, cost of product revenue was increased as a result of elective costs incurred on the earlier generations of Mobile Communications Units to make them compatible with the NSC. These expenditures will continue into the fourth quarter of 1996. Cost of service revenues for the 1996 period was 69.0% of service revenues compared to 91.5% of service revenues in the 1995 period. The improvement from the 1995 period to the 1996 period is primarily due to (i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during the 1996 period and (ii) improvement in the Company's ability to monitor and control charges for airtime usage.

    General and administrative expenses for the three months ended September 30, 1996 were $2.4 million compared to $1.8 million for the three months ended September 30, 1995. The most significant increases were occupancy costs and professional fees, particularly legal fees in connection with the AT&T and shareholder suit litigation.

    Sales and marketing expenses for the three months ended September 30, 1996 were $2.6 million compared to $1.7 million for the three months ended September 30, 1995. The increase from the 1995 period to the 1996 period is primarily related to growth in the number of employees.

    Engineering expenses for the three months ended September 30, 1996 were $1.0 million compared to $0.7 million for the three months ended September 30, 1995. This increase is primarily attributable to increases in payroll related costs, and operating expenses for the NSC.

    Customer service expenses for the three months ended September 30, 1996 were $2.1 million compared to $1.5 million for the three months ended September 30, 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees and (ii) expenses incurred as a result of a major customer downsizing its fleet.

    The decrease in interest income for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 reflects the lower average balances of cash available for temporary investment in the 1996 period as compared to the 1995 period. Cash balances in the 1995 period included the net proceeds, after repayment of notes payable to related parties, from the Company's Initial Public Offering.

    The 1996 and 1995 extraordinary items, "loss on extinguishment of debt", represent the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the nine months ended September 30, 1996 were $21.4 million compared to $19.4 million for the nine months ended September 30, 1995. Product revenues for the nine months ended September 30, 1996 were $9.8 million compared to $12.6 million for the nine months ended September 30, 1995. The decrease in product revenues from the 1995 period to the 1996 period is primarily attributable to a 32.8% decrease in the number of Units sold offset in part by a higher average sales price per Unit, increased revenues from installations and the sale of parts, and a reduction in sales returns in the 1996 period. The decrease in Units sold in the 1996 period as compared to the 1995 period is due to, among other things, (i) the time lapse between the headcount expansion and restructuring of the Company's sales force, which began during the fourth quarter of 1995 and continued into the third quarter of 1996, and the realization of the benefits thereof, (ii) prospective customers postponing their decision to purchase until they are comfortable that the Company can deliver service with the NSC, (iii) prospective customers' concerns about the Company's financial condition and (iv) adverse economic conditions affecting the trucking industry. Service revenues for the nine months ended September 30, 1996 were $11.5 million compared to $6.8 million for the nine months ended September 30, 1995. The increase in service revenues from the 1995 period to the 1996 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

    Cost of revenues for the nine months ended September 30, 1996 was $18.0 million compared to $18.9 million for the nine months ended September 30, 1995. This relationship reflects the decrease in the number of Units sold in the 1996 period compared to the 1995 period offset by increased cost of service revenues in the 1996 period as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for the 1996 period was 84.0% of revenues compared to 97.6% of revenues for the 1995 period. Cost of product revenues for the 1996 period was 98.7% of product revenues compared to 100.1% of product revenues in the 1995 period. The improvement from a negative margin in the 1995 period to a positive margin in the 1996 period is primarily due to higher average selling prices and lower average cost per Unit in the 1996 period as compared to the 1995 period. However, both periods reflect higher costs associated with a product installation infrastructure with excess capacity to support anticipated increases in sales. The margin improvement from the 1995 period to the 1996 period would have been greater were it not for elective costs incurred during the 1996 period on the earlier generations of Mobile Communications Units to make them compatible with the NSC. These expenditures will continue into the fourth quarter of 1996. Cost of service revenues for the 1996 period was 71.4% of service revenues compared to 92.9% of service revenues in the 1995 period. The improvement from the 1995 period to the 1996 period is primarily due to (i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during the 1996 period and (ii) improvement in the Company's ability to monitor and control charges for airtime usage.

    General and administrative expenses for the nine months ended September 30, 1996 were $6.7 million compared to $5.0 million for the nine months ended September 30, 1995. From the 1995 period to the 1996 period, the Company's general and administrative functions were increased to meet the growth in revenues as well as for the additional administrative requirements of a public company. Accordingly, virtually all categories of expenses increased. The most significant increases were payroll related costs, occupancy costs, insurance and legal fees.

    Sales and marketing expenses for the nine months ended September 30, 1996 were $7.3 million compared to $4.7 million for the nine months ended September 30, 1995. The increase from the 1995 period to the 1996 period is primarily related to growth in the number of employees.

    Engineering expenses for the nine months ended September 30, 1996 were $2.7 million compared to $2.0 million for the nine months ended September 30, 1995. This increase is primarily attributable to increases in payroll related costs, research and development expenditures, and operating expenses for the NSC.
These increases are offset in part by decreased expenditures for contract labor.

    Customer service expenses for the nine months ended September 30, 1996 were $6.1 million compared to $4.1 million for the nine months ended September 30, 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees and (ii) related travel and telephone costs in response to the increased number of Units in service and
(iii) expenses incurred as a result of a major customer downsizing its fleet.

    The decrease in interest expense to related parties from the 1995 period to the 1996 period is consistent with the decrease in the average outstanding balance of notes payable to related parties from the 1995 period to the 1996 period.

    The 1996 and 1995 extraordinary items, "loss on extinguishment of debt", represent the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties.

LIQUIDITY AND CAPITAL RESOURCES

    As more fully described in Notes 3 and 4 to the consolidated financial statements, on September 27, 1996, the Company (i) issued Series D Preferred Stock to SBW for cash of $20.0 million and issued Warrants to purchase 5.0 million shares of Common Stock, (ii) issued 800,000 shares of Common Stock to certain existing stockholders in exchange for cash of $10 million, and (iii) issued a aggregate of 1,882,018 shares of Common Stock in exchange for the cancellation of notes payable to related parties in the aggregate principal amount of $12,662,000 and cancellation of all outstanding shares of Series B Preferred Stock of the Company. The effect of these transactions was to increase cash by $29,738,000 (net of offering costs), to eliminate all outstanding indebtedness of the Company and to increase stockholders equity by approximately $52 million.

    Net cash used in operations during the nine months ended September 30, 1996 was $21.9 million and capital expenditures were $3.8 million. After the transactions decribed above, cash on hand at September 30, 1996 was $28.4 million.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings --

          AT&T Litigation. As previously reported, on February 16, 1996, the Company filed a lawsuit against AT&T Corp. ("AT&T") in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. In July 1996, AT&T filed counterclaims essentially mirroring the Company's claims.

          In September and October 1996, both the Company and AT&T filed additional claims against each other related to breach of contract and various tortious activities. Additionally, the Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid and should be transferred from AT&T to the Company since they were issued based on the Company's trade secrets and because of the contractual breaches and tortious actions of AT&T. The Company seeks actual and punitive damages and attorneys' fees in connection with these claims. AT&T also seeks actual and punitive damages, an injunction, a declaratory judgment defining the parties' intellectual property rights and attorneys' fees in connection with its claims.

          In October 1996, the Company amended its complaint to include another defendant, Lucent Technologies, Inc., to which AT&T had transferred certain of the patents described above. The amended complaint further alleged Texas Deceptive Trade Practices Act ("DTPA") claims against AT&T in its dealings with the Company and it seeks treble damages in relation to these activities. In November 1996, AT&T filed a Partial Motion to Dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges.

          The Company and AT&T were parties to a contract (the "AT&T Contract") under which AT&T provided enhanced call processing, data management services and long-distance network transport services through a
          switching complex owned and operated by AT&T.   The AT&T Contract was
          terminated effective June 29, 1996. However, AT&T continues to provide services for Company customers without a formal contract pursuant to AT&T's obligations with respect to its existing service agreements with customers.

          Shareholder Litigation. On December 14, 1995 and on February 23, 1996, lawsuits were filed by certain plaintiffs against the Company and its directors, along with the lead underwriters for the Company's Offering. The plaintiff in each suit sought securities class-action certification and purported to represent all similarly situated shareholders, who bought stock in the Company pursuant to its Offering in June 1995 or immediately thereafter. The plaintiffs sought unspecified damages and alleged that the Company's registration statement, prospectus and other communications in its Offering contained false and materially misleading statements. The two lawsuits were consolidated into one. On November 4, 1996, the Court entered a Stipulation and Order of Dismissal which was signed by all parties, including proposed plaintiffs-in-intervention. This action dismissed the pending litigation with prejudice, precluding these same plaintiffs from refiling the purported federal claims in the future. The dismissal of this action did not involve any payment on the part of the Company or any other defendant.

Item 2.   Changes in Securities

          (a)  None.

          (b) In accordance with the terms and conditions set forth in a Purchase Agreement, dated September 27, 1996 (the "Purchase Agreement"), the Company sold 1,000 shares of Series D Participating Convertible Preferred Stock ("Series D Preferred Stock") to Southwestern Bell Wireless Holdings, Inc. ("SBW"), a subsidiary of SBC Communications, Inc., in exchange for $20 million in cash.

          Each share of Series D Preferred Stock is convertible into 1,600 shares of Common Stock (subject to adjustment to prevent dilution) at the option of SBW, provided that shares of Series D Preferred Stock may only be converted into Common Stock in blocks of 250 shares. In addition, at such time as Regulatory Relief is obtained, all of the outstanding shares of Series D Preferred Stock will automatically convert into an equal number of shares of a new class of common stock of the Company designated as Class B Common Stock. If Regulatory Relief is not obtained on or before September 27, 2001, all of the outstanding shares of Series D Preferred Stock will be converted into shares of Common Stock at the election of the Company on the same basis as if they had been voluntarily converted by SBW.

          The holders of shares of Series D Preferred Stock will be entitled to receive dividends and distributions equal to the aggregate amount of dividends and distributions payable on or in respect of the number of shares of Common Stock into which such shares of Series D Preferred Stock are then convertible. In the event of a liquidation of the Company, the holders of shares of Series D Preferred Stock will be entitled to an aggregate liquidation preference in an amount equal to the greater of (i) $20.0 million or (ii) the amount of distributions payable in connection with such liquidation on or in respect of the number of shares of Common Stock into which such shares of Series D Preferred Stock are then convertible.

          Except as required by law or as described below, the holders of Series D Preferred Stock will not be entitled to vote on any
          matters submitted to the stockholders of the Company.   However,
          the holders of Series D Preferred Stock will be entitled to approve certain actions on the part of the Company, including (i) mergers or consolidations involving the Company that require stockholder approval under the General Corporation Law of the State of Delaware (the "DGCL"), (ii) sales of all or substantially all of the assets of the Company that require stockholder approval under the DGCL,
          (iii) amendments to the Company's Certificate of Incorporation,
          (iv) the dissolution of the Company, (v) the adoption, implementation or acceptance by the Company of certain anti-takeover provisions, (vi) the issuance by the Company of equity securities, including securities convertible into equity securities (subject to specified exceptions), and the incurrence by the Company of debt obligations in an amount exceeding $5.0 million in any year, (vii) the Company entering into any line of business other than its existing line of business or entering into joint ventures, partnerships or similar arrangements which would require expenditures of more than $3.0 million, (viii) the disposition by the Company in any 12-month period of assets (other than assets sold in the ordinary course of business) of which the fair market value exceeds $3.0 million, (ix) any amendment, alteration or repeal of the terms of the Series D Preferred Stock or (x) any corporate action that would reduce the number of shares of Common Stock into which a share of Series D Preferred Stock is convertible to less than 1,600.

          Shares of Series D Preferred Stock are not redeemable at the option of the Company.

Item 3.   Defaults Upon Senior Securities  --  None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On September 27, 1996, the Company and SBW consummated certain transactions which are described in detail in the Company's Current Report on Form 8-K dated as of such date. In connection with such transactions, certain stockholders of the Company, who in the aggregate hold approximately 68.4% of the outstanding shares of Common Stock, consented in writing to (i) the adoption of a Certificate of Amendment to the Company's Certificate of Incorporation in order, among other things, to authorize the Class B Common Stock into which the shares of Series D Preferred Stock held by SBW may be converted and (ii) issuance of shares of common stock upon the exercise of certain warrants held by SBW (collectively, the "Approved Matters"). Pursuant to DGCL and the Certificate of Incorporation of the Company, the approval of such matters requires the affirmative vote or consent of the holders of a majority of the outstanding shares of Common Stock. Each outstanding share of Common Stock is entitled to one vote on each matter submitted to the stockholders of the Company.

          Pursuant to the applicable provisions of the DGCL, the close of business on September 27, 1996 was the record date (the "Record Date") established for purposes of determining stockholders entitled to consent to such matters. As of the Record Date, there were 22,069,871 shares of Common Stock outstanding. As of the same date, the Designated Holders (Erin Mills International Investment Corporation, William C. Kennedy, Jr., Carlyle-HighwayMaster Investors, L.P., William C. Saunders, Clipper Merban, L.P., Clipper/Merchant Partners, L.P., H.M. Rana Investments Limited, T.C. Group, L.L.C., Robert S. Folsom and Carlyle-HighwayMaster Investors II, L.P.) held an aggregate of 15,089,093 shares of Common Stock, representing approximately 68.4% of the outstanding shares of such class. At the request of SBW, each of the Designated Holders executed and delivered a written consent with respect to the Approved Matters.

          Because the Approved Matters have been consented to in writing by the holders of a majority of the outstanding shares of Common Stock, no further authorization or approval is required from the stockholders of the Company in connection therewith. Further, holders of Common Stock who did not consent to the Approved Matters are not entitled to any appraisal rights in connection therewith.

          The Company is obligated to take all action in connection with the foregoing written consents in accordance with and subject to the applicable provisions of the DGCL and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Certificate of Incorporation and Bylaws of the Company to notify the holders of the Company's shares as promptly as practicable of the approval of the Approved Matters. The Company has filed with the Securities and Exchange Commission an Information Statement on Schedule 14C with respect to these matters and will distribute this Information Statement to its stockholders. As required pursuant to Regulation
          14C under the Exchange Act, no corporate action will be taken by the Company with respect to the Approved Matters until 20 days after this Information Statement has been sent or given to its stockholders.

Item 5.   Other Information

          AUTOLINK

          On November 4, 1996, the Company announced that it signed a memorandum of understanding with Motorola and Prince to form an exclusive strategic business alliance to develop and provide AutoLink-Registered Trademark-service for motorists in the United States and Canada. The basic AutoLink product is slated to provide an intelligent communications link from the car to an information services complex in order to provide emergency assistance, roadside assistance, and information services to the occupants of the car, including remote tracking of stolen or missing vehicles.

          The intelligent mobile unit in the car is to be equipped with a GPS (global positioning system) receiver, processor, modem, and a wireless transceiver. The memorandum of understanding contemplates that HighwayMaster will manage the network, provide software for the intelligent mobile unit, assist in managing various information services providers and bill the customer. Only HighwayMaster cellular carriers would be able to offer basic cellular service to AutoLink customers. Prince and Motorola currently are accepting orders from automakers and the AutoLink product is to begin production in 1997.

          This discussion of AutoLink consists of forward looking statements that are subject to certain risks and uncertainties. The memorandum of understanding executed by HighwayMaster, Prince and Motorola is non-binding and is subject to the negotiation and execution of a definitive joint development and marketing agreement. There can be no assurance that the parties will enter into such an agreement on the terms described in the memorandum of understanding, if at all. In addition, certain future events or capabilities must occur or be further developed in order for the AutoLink alliance to proceed. These include factors such as the exercise by cellular carriers of their option to offer this service to consumers, the placement of orders by sufficient numbers of automakers, the testing of final versions of the software and hardware and the production of the AutoLink product in mass quantities. If any of these or similar events fail to occur, there can be no assurance that the AutoLink alliance will proceed on the basis described in the memorandum of understanding, if at all.

          COMPTRONIX CORPORATION

          On August 9, 1996, Comptronix Corporation ("Comptronix") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. Comptronix assembles the Mobile Communication Units ("Units") installed in each truck in accordance with specifications provided by the Company. The various components used by Comptronix in the assembly of the Units (including GPS components and cellular transceivers) are obtained from certain other manufacturers such as Motorola. At the present time, the Company has in its possession a limited inventory of Units available for shipment to customers. In addition, a substantial inventory of Units and components, a significant portion of which has been fully paid for by the Company is held at a site operated by Comptronix. On August 23, 1996, the bankruptcy court ordered Comptronix to turn over all of the Units held at its site to the Company. The Company, therefore, believes that it has access to sufficient inventory to meet the current needs of its customers.

          On October 22, 1996, Comptronix obtained bankruptcy court approval to sell substantially all of its assets and to assume and assign customer purchase orders to Sanmina Corporation ("Sanmina"). Since the sale, Sanmina has continued production of Units for the Company. In light of the sale and assignment to Sanmina, the Company will need to evaluate Sanmina's ability to provide an adequate supply of Units to meet the long term needs of the Company's customers. Because Sanmina would be a new supplier of the Units, no assurances can be given in this regard.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits - See the Index to Exhibits.

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed by the Registrant during the third quarter of the Company's fiscal year.

          On October 7, 1996, the Company filed a Current report on Form 8-K relating to certain transactions that were consummated on September 27, 1996 involving SBW and certain existing stockholders of the Company.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HIGHWAYMASTER COMMUNICATIONS, INC.

Date: November 12, 1996


                                  By:  /s/ WILLIAM C. SAUNDERS
                                     -----------------------------------------
                                     William C. Saunders
                                     President and Chief Executive Officer



                                  By:  /s/ STEPHEN P. TACKE
                                     -----------------------------------------
                                     Stephen P. Tacke
                                     Vice President, Controller and Acting
                                     Chief Financial Officer (Principal
                                     Financial and Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                 Title
-------                -----

 3.1        Certificate of Incorporation of the Company, as amended.  (1)

 3.2        Form of Amended By-Laws of the Company.  (7, filed as Exhibit
            3a.)

 4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company. (1)

 4.2 Certificate of Designation Establishing Series D Convertible Participating Preferred Stock. (7, filed as Exhibit 4a.)

 4.3        Warrant Certificate, dated September 27, 1996, issued to SBW.
            (7, filed as Exhibit 4b.)

 4.4 Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle Stockholders and the other persons named therein. (7, filed as Exhibit 10d.)

 4.5 Amended and Restated Stockholders' Agreement, dated September 27, 1996, by and among the Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein. (7, filed as Exhibit 10e.)

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

10.2 Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc. (1)

10.3 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Kennedy, Jr., as amended. (1) (5)

10.4 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Saunders, as amended.
            (1) (5)

10.5 Employment Agreement, dated November 23, 1994, by and between HighwayMaster Corporation and Gordon D. Quick. (1) (5)

10.6 Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994. (1) (5) (6)

Exhibit
Number                 Title
-------                -----

10.7 Purchase Agreement, dated September 27, 1996, between the Company and SBW. (7, filed as Exhibit 10a.)

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

10.13 Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation. (1)

10.14 Product Development Agreement dated December 21, 1995, between the Company and IEX Corporation. (3) (4)

10.15 Technical Services Agreement, dated September 27, 1996, between the HM Corporation and SBW. (7, filed as Exhibit 10c.)

10.16 Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation. (3)

10.17 Form of Adoption Agreement, Regional Prototype Cash or Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan. (1)

11          Statement re Computation of Per Share Earnings.  (8)

27          Financial Data Schedules.  (8)


-------------------------
(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.

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

(6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.

(8)  Filed herewith.