Form 10-K
period 1996-12-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1997-03-31
CIK 944400

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
                                   ___________
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 0-26140

                      HIGHWAYMASTER COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                    51-0352879
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

                        16479 DALLAS PARKWAY, SUITE 710
                              DALLAS, TEXAS 75248
          (Address of principal executive offices, including zip code)

       (Registrant's telephone number, including area code): (972) 732-2500

         Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $.01 PAR VALUE
                              (Title of each Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the last 90 days.  YES  X   NO     .
                                                   -----   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was $91,860,599.*

    The number of shares outstanding of Registrant's Common Stock was 24,853,808 as of March 21, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1997 annual meeting of stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1996.

    Certain exhibits filed with the Registrant's Registration Statement on S-1 (Registration No. 33-91486), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, the Registrant's Current Report on Form 8-K filed on October 7, 1996, and the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1996 are incorporated herein by reference into Part IV of this Report.

-------------------
    *Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 21, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                      HighwayMaster Communications, Inc.

                                  FORM 10-K
                 For the Fiscal Year Ended December 31, 1996

                                    INDEX
                                                                        PAGE
                                                                        ----
PART I
  ITEM 1.  BUSINESS.....................................................   1
           GENERAL......................................................   1
              The Company...............................................   1
              Trucking Industry Overview................................   1
              Mobile Communications Needs in the Trucking Industry......   2
              The HighwayMaster Products and Services...................   3
              Infrastructure............................................   6
              Strategic Service Alliances of the Company................   9
              Product Manufacturing and Supply..........................  11
              Marketing and Distribution................................  11
              Customer Service and Warranty.............................  11
              Current Installed Base....................................  12
              Additional Growth Opportunities...........................  13
              Competition...............................................  15
              Patents and Proprietary Technology........................  17
              Regulation................................................  18
              Employees.................................................  18
           RECENT FINANCING TRANSACTIONS................................  19
              SBW Transactions..........................................  19
              Recapitalization Transactions.............................  19
           RISK FACTORS.................................................  20
              Forward Looking Statements................................  20
              Limited Operating History; History of Losses..............  20
              Status of AT&T Contract; Network Services Center..........  20
              Operational Difficulties..................................  21
              AT&T Litigation...........................................  21
              Dependence on Cellular Infrastructure.....................  22
              Dependence on Clearinghouse Services......................  22
              Product Supply Arrangements...............................  23
              Lack of Capitalization and Other Resources Required
                for Growth..............................................  23
              Amended Stockholders' Agreement; Control of the Company...  23
              Common Stock Available for Purchase by SBW................  24
              Certain Rights of SBW.....................................  24
              Competition and Technological Change......................  25
              Billing Discrepancies.....................................  26
              Uncertainty Regarding Patents and Proprietary Rights......  26
              Uncertainty of Government Regulation......................  27
              Dependence on Key Personnel...............................  28
              Product Liability.........................................  28
              Dividend Policy...........................................  28
              Shares Eligible for Future Sale...........................  28
              Volatility of Stock Price.................................  29
  ITEM 2.  PROPERTIES...................................................  29
              Real Property and Leases..................................  29
  ITEM 3.  LEGAL PROCEEDINGS............................................  29
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  30

PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS........................................  30
  ITEM 6.  SELECTED FINANCIAL DATA......................................  31
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................  32
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  37
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.......................  38

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  39
  ITEM 11. EXECUTIVE COMPENSATION.......................................  39
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT............................................  39
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  39

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 10-K .............................................  40

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    THE FOLLOWING DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY THE MORE DETAILED INFORMATION AND CONSOLIDATED FINANCIAL STATEMENTS (INCLUDING THE NOTES THERETO) APPEARING ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. STOCKHOLDERS SHOULD CAREFULLY CONSIDER THE INFORMATION PRESENTED UNDER "RISK FACTORS" BELOW.

THE COMPANY

    HighwayMaster Communications, Inc., a Delaware corporation, was originally incorporated as HM Holding Corporation on January 28, 1994. HighwayMaster Communications, Inc. holds all of the outstanding shares of its operating subsidiary, HighwayMaster Corporation (hereinafter, jointly with HighwayMaster Communications, Inc., referred to as "HighwayMaster" or the "Company"). The Company operates a wireless enhanced services network with both voice and data capabilities in 99% of the available cellular coverage areas in the United States and 100% of the A-Side cellular coverage areas in Canada. This network covers approximately 95% of the United States interstate highway system and consists of a unique integration of Company provided on-board equipment and software with various transmission, long distance, switching, tracking and other services and facilities provided by certain telecommunications companies and more than 70 cellular carriers. Through this private network, the Company provides integrated mobile voice, data, tracking, and fleet management information services to trucking fleets and other operators in the long-haul segment of the transportation industry.

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

    The Company is in the process of expanding its services to include a broader range of information management systems and services for the trucking industry, as well as offering access to its proprietary network and technology for use in automotive security systems. See "--Additional Growth Opportunities."

TRUCKING INDUSTRY OVERVIEW

    Industry publications indicate that there were 16.2 million commercial vehicles registered in the United States in 1993. A 1992 survey published by the United States Census Bureau showed approximately 2.6 million commercial trucks were in larger-size categories likely to be traveling on interstate highways. Although the Company expects to generate business from all sectors of the trucking industry and related industries, the Company is currently focusing on a core group of trucking fleets and other operators who own or operate approximately 700,000 to 800,000 trucks.

    The Company's initial target market consists of private and for-hire fleet operators, owner-operators and other operators of larger-size trucks that utilize the United States and Canadian highway systems. FOR-HIRE CARRIERS are companies whose primary business is trucking and whose revenues are from transporting goods on a for-hire basis. PRIVATE FLEETS are operated by non-trucking firms that haul their own freight. OWNER/OPERATORS are individuals who own and operate their own trucks. Some owner-operators work for a single company under a lease agreement, while others work with transportation brokers to find loads or operate their own small transportation businesses.

    Partial deregulation in 1980 has resulted in lower barriers to entry and increased competition in the long-haul trucking industry. Greater efficiency and lower prices have attracted customers away from other modes of land transportation to the trucking industry. Between 1983 and 1993, the number of miles driven by medium and heavy duty trucks increased by 41%, and the number of tractor registrations increased by 4%. Total gross freight revenue of the trucking industry reported by the ICC in 1993 was approximately $345.0 billion.

    Management believes that enhancing efficiency through cost-effective mobile communication will be an important component of improved profitability for trucking companies. As a result, management believes that there is strong demand in this market for cost-effective communications systems that enable voice and data messages to be transmitted to and from long-haul trucks. Management estimates that approximately 5% of larger size commercial trucks and approximately 25% of trucks operated by the core group of trucking fleets and other operators on which the Company is focusing are currently equipped with any form of nationwide two-way mobile communications, including satellite systems and traditional cellular communications.

MOBILE COMMUNICATIONS NEEDS IN THE TRUCKING INDUSTRY

    The Company believes that demand for the HighwayMaster system will continue to grow as trucking companies experience increased industry competition and face mounting internal and external pressures to adopt mobile communications systems.

    External pressures include competition from the increasing number of trucking companies that are installing mobile communications systems, demands placed on the long-haul trucking industry to meet just-in-time inventory demands, and regulatory and environmental requirements. The Company estimates that long-haul trucking fleets have installed approximately 160,000 mobile communications systems since 1988 in the United States and the Company believes that this will increasingly place those fleets without service at a competitive disadvantage. Furthermore, as just-in-time delivery inventory control becomes more prevalent, manufacturers increasingly will require that materials arrive immediately before incorporation into the manufacturing process. The resulting pressure on trucking companies has stimulated demand for more efficient two-way communications systems to assure on-time pick-up and delivery, improved load matching within a widely dispersed fleet and current tracking of shipment location. In fact, certain large shippers require all new contracting trucking companies to be equipped with on-board communications and tracking equipment. Additionally, trucking companies must maintain detailed records relating to miles driven by state, hours driven by each driver and other information. Some hazardous substances may only be transported over certain routes. The HighwayMaster system automatically gathers required information and aids in the optimal routing of trucks.

    Internal pressures include containing costs through improved operating efficiency, improving driver quality of life thereby reducing critical turnover rates, and increasing the safety of drivers, capital equipment and cargo by reducing the likelihood of accidents. The HighwayMaster system assists trucking companies in improving efficiency by increasing the utilization of equipment and reducing the number of empty miles and out-of-route miles. With the HighwayMaster system, it is not necessary for truck drivers to make frequent stops to place telephone calls to dispatchers. In addition, the Company's system allows swift and efficient matching of drivers with shipments, thereby reducing layovers and fuel costs associated with empty miles.

    With driver turnover approaching 100% in the trucking industry today, the Company believes that trucking companies can increase driver satisfaction and be more successful in attracting and retaining competent drivers by giving a driver the ability to contact or be contacted by family and friends while on the road. Furthermore, since driver bonuses are often calculated based on loaded miles driven and overall efficiency, drivers benefit from a system that allows them to be more efficient and avoid unnecessary stops.

    Finally, by allowing a driver to communicate using "hands free" voice-activated equipment while traveling, as the HighwayMaster system does, the distractions and hazards of placing or receiving a call while on the road are minimized. Voice commands spoken into a microphone clipped to the visor and synthesized voice responses from the Units provide a safety advantage over traditional cellular telephones, which must be grasped with one hand during operation and over full keyboard typing necessary to operate competing satellite-based systems, which drivers are not permitted to use while the vehicle is in motion. Further, by enabling the driver to communicate while traveling in his vehicle, the HighwayMaster system reduces stops to make telephone calls at truck stops, where management believes a large percentage of all trucking accidents occur. The HighwayMaster system also automatically reports time, speed and routes driven by each truck to the dispatcher, which can be used to enhance safety troubleshooting and driver safety counseling, and the tracking service enables the trucking company to locate stolen trucks or trucks involved in a roadside emergency.

THE HIGHWAYMASTER PRODUCTS AND SERVICES

    The Company believes that the HighwayMaster system represents the most complete and cost-effective package of mobile communication services and products currently available to the long-haul trucking industry. The Company's private enhanced services network provides the link between the dispatcher and each truck. The dispatcher and truck can maintain contact by voice and data communication, and the dispatcher can obtain automated reports regarding the location of each truck, generally accurate to within 100 yards.

    PRICING. The Company's products and services are economically priced to appeal to virtually all participants in the long-haul trucking industry. The Company offers the on-board Mobile Communication Unit at a retail price of $1,995, with tiered discounts for larger volume purchases. The Company's customers are charged a flat fee of $0.53 per minute for voice communication within the United States and $0.64 per minute for cross-border communication with Units in Canada, which includes all cellular air time and long-distance charges, $0.48 per minute for data transmission within the United States and $0.59 for cross-border data transmissions and $41 per month per installed Mobile Communication Unit to utilize the system. In addition, callers are charged a fee for each call billed to a separate account, such as a credit card, calling card or HighwayMaster account. The Mobile Communication Unit is installed in the customer's trucks, and the dispatcher is equipped with mapping and management software at no additional charge. This software can be integrated into the host computer systems operated by the Company's customers or can be installed and operated on a personal computer equipped with a hard disk and a modem.

    MOBILE COMMUNICATION UNIT DESCRIPTION. HighwayMaster equipment mounted in each truck includes the following: (i) a menu-driven display module which provides two large lines of scrollable text on the dashboard; (ii) a microphone which clips on the sun visor for "hands free" communication utilizing voice-recognition and voice-synthesis technologies; (iii) a modified cellular telephone handset and cradle; (iv) a cellular antenna; (v) a GPS navigational antenna; and (vi) a computerized system module in the vehicle which contains the positional reporting device, the cellular transceiver and the on-board computer. The system module also houses voice-activation and voice-synthesis software, data storage capability and unique technology that effectively eliminates the risk of cellular roaming fraud. The module provides ports to allow for incorporation of current and future peripheral equipment, such as a fax machine, scanner, printer, engine monitoring equipment and trailer temperature monitoring. The Mobile Communication Unit was designed to be "user-friendly," to have installation times that are shorter than competing satellite unit installations, and to limit driver training to an average of one hour. The system module is remotely programmable from the host computer by the trucking company and by HighwayMaster.

    VOICE COMMUNICATIONS. The Company provides nationwide voice communications services at a rate of $0.53 per minute for calls within the United States. By comparison, currently available cellular long-distance call delivery systems require the payment of rates that are significantly higher than those charged by the Company. The driver controls the functions of the Mobile Communication Unit by an enhanced cellular telephone handset.
A microphone clipped to the truck's visor and voice-recognition capability also allow the system to be controlled by the driver's voice commands. While in a cellular region covered by HighwayMaster, a driver may initiate telephone calls to any phone number pre-approved by the dispatcher, and the dispatcher may initiate telephone calls to the driver. Drivers may be issued calling card accounts by HighwayMaster or use selected credit cards, for units operating under the Company's Network Services Center (the "NSC"), or may be issued calling cards by AT&T Corp. ("AT&T"), for units operating under the AT&T Complex (as defined herein), that allow them to place personal telephone calls to any telephone number. Such calls are billed separately to the drivers' home addresses. See "--Infrastructure -- Enhanced Service Complexes." The nationwide call delivery feature, combined with calling-party payment for calls, sets the Company's product apart from conventional cellular service.

    DATA TRANSMISSION. The Mobile Communication Unit permits the transmission and receipt of data between a truck and a dispatcher. The $0.48 per minute charge for data transmissions within the United States translates into costs as low as $0.0007 per character for a typical dispatch message of between 600 and 700 characters. The dispatcher may type free form data messages, which appear on the driver's data display screen on the dashboard and can be stored for future reference. The driver may send up to 99 pre-programmed status messages with accompanying numerical data such as "At Dock Loading" or "Trailer Number 21" that automatically update the trucking company's host computer, eliminating the data entry function a dispatcher must perform at the trucking company. The driver also may enter status messages by voice command or through the telephone handset keypad. Certain options allow the Mobile Communication Unit to monitor engine speed and temperature, automatically transmitting the data to the trucking company. Future enhancements may allow for trailer temperature monitoring and other features.

    FACSIMILE TRANSMISSION. The Company provides nationwide facsimile communications services at a rate of $0.53 per minute for either local or long-distance fax transmissions. Fax Interface is a recent product advancement which assists customers in transmission and receipt of documents such as bills of lading, permits and detailed instructions that a truck driver might need on an immediate basis.

    FLEET TRACKING. Precise position and historical route reports are automatically provided to the dispatcher's PC with each call to or from the truck. For the cost of $0.48 per minute of data transmission time within the United States and $0.59 per minute for cross-border data transmissions, the dispatcher can obtain a real-time position report from a specific truck by keyboard request. Reports are generally accurate to within 100 yards. These reports include position logs, which are stored internally by each Mobile Communication Unit, providing historical route information even if the truck travels out of cellular coverage. A trucking company's use of these tracking capabilities can improve management and facilitate better customer service. The navigational tracking capabilities of the HighwayMaster system reduce the number of out-of-route miles and facilitate efficient matching of drivers with loads, thereby reducing expenses and empty miles driven.

    INTEGRATED FLEET MANAGEMENT SOFTWARE. The Company's software package enables a trucking company to optimize the use of its fleet by processing data transmitted by its Mobile Communication Units, managing dispatch records, driver logs, state fuel tax calculations, route planning and other functions. The dispatch software can be loaded on to a PC equipped with a modem, or the system can be interfaced directly to be networked with a midrange or a mainframe computer for access by the dispatcher or a shipper. The software performs essentially three functions: (i) order entry, (ii) dispatch and tracking, and
(iii) truck reconciliation and mapping. The order entry function stores and manages the ordering information related to each shipment, including the assignment of loads to specific trucks, required delivery times and bills of lading. The dispatch and tracking function utilizes GPS location information along with data entered by the driver, to provide information for any truck within the fleet, including destination, load, drivers' identification and mileage driven. The truck reconciliation and mapping application provides historical information such as percentage of on-time deliveries and miles driven per state for fuel tax calculation. An online interstate highway map can be used to graphically plot the routes traveled by each truck. The system can highlight trucks that are running behind schedule or are available for load pick-ups.

    ROLLING ETA. Rolling ETA-TM- is an enhancement to the Company's Model 5000 Series which instructs the HighwayMaster system's microprocessor mounted inside the truck to calculate the estimated arrival time based upon average speed, hours per day and delivery parameters and alerts the driver and dispatcher automatically if the truck is going to miss an arrival time.

    HighwayMaster is continuing the development of its operational software.
The principal software suppliers that currently market full feature software application programs to trucking companies offer interfaces to the HighwayMaster system (which allow data communication directly between the trucking company's existing mainframe computer and the Company's Mobile Communication Units).
These third party software suppliers generally offer the customized HighwayMaster interface at reasonable cost directly to their customers. HighwayMaster provides some custom interface development to very large customers.

    Although HighwayMaster software operating on a host PC is necessary to send and receive data messages and to access tracking and mapping information, it is not necessary for use of the voice communication functions of the Mobile Communication Unit. In sales to small owner/operators, voice communication appears to be the primary selling factor for the system, with some purchasers opting to receive periodic reports from a host operated by the Company instead of installing a host PC in their dispatch offices.

INFRASTRUCTURE

    CONFIGURATION OF THE HIGHWAYMASTER SYSTEM. The diagram below depicts the configuration of the HighwayMaster system and relationships among the various participants:

    [Diagram of HighwayMaster System, which illustrates the connections among
(1) the Mobile Communication Unit, (2) the cellular carrier, (3) GTE-TSI,
(4) EDS, (5) the switching complex, (6) long distance and local exchange carriers, (7) the dispatcher's PC, (8) all other telephones and (9) GPS satellites]

    The processes illustrated above are fully automated, allowing communication with drivers from any telephone in the United States and Canada. As the driver enters a new cellular coverage area, the Mobile Communication Unit (1) automatically sends an identifying signal to the cellular carrier (2). This cellular carrier information is sent via specialized hardware and software provided by GTE-TSI (3) and occasionally
EDS (4) to a switching complex owned and operated by HighwayMaster or AT&T
(5) so such switching complex will be able to direct future incoming calls for that driver to the appropriate cellular carrier. In the third quarter of 1996, the Company began commercial service with its own switching complex, the NSC. For new customers commencing service since July 1, 1996, all transmissions are routed through the NSC. For most customers commencing service prior to such time, transmissions continue to be routed through a switching complex maintained and operated by AT&T (the "AT&T Complex"). See "-- Enhanced Service Complexes."

    When the driver makes a phone call, the Mobile Communication Unit (1) is connected to a switching complex (5) via the cellular carrier (2) and existing long distance lines (6), and such switching complex switches the call to the appropriate destination, which may be the Dispatcher PC for data
(7) or any other telephone for voice (8). The Company's NSC requires entry of a personal billing account or selected credit card number, and the AT&T Complex requires entry of an AT&T Calling Card number, for separate billing of personal calls. See "-- Enhanced Service Complexes."

    When dispatchers or outside callers desire to call a driver, their calls are switched by the switching complex (5) directly over existing long distance lines and local exchange carriers (6) to the appropriate cellular carrier (2), which completes the call to the driver (1). Data messages are first stored in the switching complex (5) and then passed to or from the Dispatcher PC (7) and the Mobile Communication Unit (1).

    The Mobile Communication Unit (1) automatically records a precise position report obtained from GPS satellites (9) on a continuous basis. This log of reports and any other stored data is uploaded to the appropriate switching complex with every business voice or data call made to or from the Mobile Communication Unit. Additionally, the Dispatcher PC (7) can initiate a call at any time to obtain an immediate position report from any truck.

    CELLULAR INDUSTRY. Cellular communication has emerged as the dominant service in wireless voice communication. The cellular infrastructure utilized by the Company is already in place. By contrast, the Company's satellite and SMR competitors must expend substantial amounts of capital and several years of development time to construct networks capable of transmitting and receiving voice messages from customers nationwide.

    The Federal Communications Commission (the "FCC") has provided for a two-operator duopoly in each cellular market. Only two licenses are awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market is initially awarded to a company or group that is affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market is initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). The HighwayMaster system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both carriers in approximately 30% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC may issue up to six licenses in each market to personal communications services ("PCS") providers. At the present time, PCS is generally available only in certain metropolitan markets but is expected to create increased competition for cellular operators where available.

    Increased demand for cellular service is driving investment in cellular networks and improving service coverage. Cumulative capital investment within the cellular industry has reached $32.5 billion as of December 1996, up from $6.3 billion in December 1990. Total number of cell sites increased to 30,045 in December 1996 up from 10,307 in December 1992. Total cellular customers reached more than 44.0 million in December 1996.

    Management believes that ordinary cellular subscribers utilizing services outside of their home market will continue to be assessed roamer and long-distance surcharges, although roaming rates are expected to decline. Another shortcoming in current roamer usage of cellular services is that the cellular industry has failed to provide an effective and universal incoming call delivery system to subscribers on a nationwide basis. Current autonomous-registration call delivery systems are generally available in urban areas and are becoming more prevalent in rural markets. These shortcomings in nationwide cellular coverage have been overcome in the HighwayMaster system, because it offers nationwide call delivery in coverage areas which include approximately 95% of the United States interstate highway system, and air time rates that are free of roamer and variable long-distance surcharges.

    Management believes that due to the large number of existing cellular subscribers, consumer ownership of many cellular telephones and the extensive capital investment by cellular carriers in the existing cellular infrastructure, it is unlikely that the existing cellular network will be abandoned or replaced by SMR or other competing technologies. A number of cellular carriers are in the process of upgrading from existing analog cellular systems to enhanced systems utilizing digital technology. However, management believes that the large number of analog telephones already owned by cellular subscribers will ensure that cellular telephone operators continue to offer services to existing analog users concurrently with digital users, over an extended or indefinite phase-in period that exceeds the expected useful life of the Mobile Communication Units.

    ENHANCED SERVICE COMPLEXES. From 1993 to 1996, the Company and AT&T were parties to a contract (the "AT&T Contract") pursuant to which AT&T provided enhanced call processing and data management services and long-distance transport for the Company and its customers through the AT&T Complex. AT&T terminated the AT&T Contract effective as of June 29, 1996. In the third quarter of 1996, the Company began commercial service with its own switching complex, the NSC, which was designed and constructed for the Company by IEX Corporation ("IEX"). For new customers commencing service after June 29, 1996, the NSC has fully replaced the AT&T Complex. For most customers commencing service prior to such time, AT&T continues to provide services through the AT&T Complex without a formal contract with the Company in fulfillment of AT&T's obligations under existing service agreements entered into with each customer.

    Both the NSC and the AT&T Complex provide switching services among each Mobile Communication Unit, the HighwayMaster nationwide cellular network, the dispatcher PC and the nationwide landline telephone network. Each switching complex is capable of processing, storing and transmitting voice and data transmissions. Voice communications are routed from each Mobile Communication Unit through the HighwayMaster nationwide cellular network to the appropriate switching complex. The switching complex automatically completes the call through the public telephone network to the end user. Voice communications from the dispatcher or personal calls for the driver are routed through a toll-free telephone number to the appropriate switching complex, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Communication Unit are stored in the switching complex, then transmitted in cost-effective batches. Time critical information, as determined by the trucking company, is immediately transmitted to the receiving party. The switching complex records data from each transmission, generates a call record and processes the information into customer billing records. HighwayMaster can increase capacity of the NSC as needed to meet growing caller demands by increasing the line capacity and number of modems and controllers.

   The Company believes that the NSC has certain advantages over the AT&T Complex. This facility generally incorporates more advanced architecture and offers additional functions not available through the AT&T Complex. In addition, the NSC gives HighwayMaster increased flexibility to add new features and services without having to negotiate contract modifications with AT&T and also enhances the Company's ability to monitor operations and perform diagnostic functions to identify problems.

    CALL ROUTING. Each time a Mobile Communication Unit travels into a new MSA or RSA, it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to GTE-TSI or EDS, which are also under contract with the Company and provides the switching complex with call delivery information necessary for the switching complex to deliver calls to the Mobile Communication Unit as it travels through the new MSA or RSA. Subsequent telephone calls or data transmissions originating from the Mobile Communication Unit are recognized by the local cellular carrier and screened to allow call routing only through the switching complex, where additional screening is conducted.

    Before a call originating from a Mobile Communication Unit is received by the switching complex, the Mobile Communication Unit must establish an encoded electronic "handshake" with the switching complex. The effective elimination of roamer fraud is a factor in the Company's ability to contract with local cellular carriers throughout the country.

    NAVIGATION TECHNOLOGY. GPS allows users to identify the location of any truck at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS units available for civilian use are generally accurate within 100 yards. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. Management believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, raw navigational information is of little use to trucking companies unless the GPS receiver is integrated with a computer system, such as the Mobile Communication Unit, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

    The Company's use of government-operated GPS satellites differs substantially from competitors' use of satellites for two-way communications. GPS satellites send one-way signals to mobile receivers, allowing the mobile unit to plot its geographical coordinates. GPS satellites are not capable of two-way communication, and no charges are assessed to users of the GPS services. For two-way mobile communications, the Company relies exclusively on earth-based cellular systems. The Company's primary competitors utilize leased or owned communications satellites for two-way data communications, incurring costs associated with ownership or leasing of satellite communication capacity.

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

    LOCAL CELLULAR CARRIERS. HighwayMaster has established a network for United States-based trucking operators that offers mobile communication coverage in 99% of the available cellular coverage in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with more than 70 cellular carriers, including all seven regional Bell operating companies, GTE, and Rogers Cantel, Inc., in more than 720 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 30% of United States cellular coverage regions. Management expects its back-up coverage to continue to increase as more relationships are established. Management believes that local cellular carriers are motivated to make capacity available to the Company for various reasons, including (i) increases in volume of air time usage, (ii) no customer service expense, (iii) the inability of customers using the HighwayMaster system to switch to another cellular carrier, (iv) no customer acquisition costs, (v) access to a national customer base not otherwise available to local cellular carriers,
(vi) use of the HighwayMaster system by long-haul truckers who typically travel through less dense cellular coverage areas, (vii) use of the HighwayMaster system by truckers typically during off-peak time periods and
(viii) no expenses associated with fraudulent usage as a result of the security protection afforded by the HighwayMaster system. Current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30-days' notice prior to June 30 of each year. Although the cellular carriers are not obligated to renew the contracts, management believes these relationships will continue to be in the best interest of cellular carriers because of the factors discussed above.

    AT&T. From 1993 to 1996, the Company and AT&T were parties to the AT&T Contract pursuant to which they offered certain combined telecommunications services to their joint customers in the long-haul trucking industry. Under the AT&T Contract, AT&T agreed to provide certain enhanced call processing, data management services and long-distance network transport to the joint customers of the Company and AT&T. The call processing and data management functions performed by AT&T are housed in the AT&T Complex, which was developed by AT&T specifically for this application utilizing the Company's confidential trade secrets. The AT&T Contract was scheduled to expire on June 29, 1998, unless terminated as of June 29,

1996 or June 29, 1997 at the option of AT&T upon 180 days prior written notice to the Company.

    In March 1996, the Company learned that AT&T intended to terminate its exclusive agreement with HighwayMaster and offer use of the AT&T Complex and confidential HighwayMaster trade secrets to one or more of the Company's competitors. In February 1996, the Company filed suit in Federal District Court against AT&T seeking, among other things, preliminary and permanent injunctive relief restraining AT&T from using and disclosing HighwayMaster's trade secrets and proprietary information relating to its mobile communications technology. See "Legal Proceedings". On March 12, 1996, AT&T notified the Company that it was terminating the AT&T contract as of June 29, 1996. AT&T indicated that upon the effective date of cancellation it will no longer honor the prior contractual restrictions which prohibited it from marketing enhanced services from the AT&T Complex directly to the long-haul trucking industry or in conjunction with competitors of HighwayMaster. AT&T did, however, expressly state its intention to honor continuing contractual obligations with existing joint customers of it and HighwayMaster until those third party agreements' current expiration dates. See "Risk Factors -- Status of AT&T Contract; Network Services Center."

    IEX CORP. IEX designed, tested, constructed and serves as facility manager for the NSC. The NSC constitutes a critical link in providing certain enhanced call processing, data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. See "-- Infrastructure -- Configuration of the HighwayMaster System," "--Infrastructure -- Enhanced Service Complex", and "Risk Factors -- Status of AT&T Contract; Network Services Center."

    GTE MOBILECOMM, GTE-TSI AND EDS. GTE MobileComm indirectly provides a significant amount of cellular coverage for the HighwayMaster system and pays all cellular carriers in the HighwayMaster system for HighwayMaster, billing the Company on a monthly basis. The term of the current agreement with GTE MobileComm expires in March 1999.

    GTE-TSI and EDS provide clearinghouse functions to the cellular industry, creating the data link between a foreign network and a roamer's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years ending
March 14, 1998, with an extension of up to one year at existing rates, at the Company's option. In addition, the Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the primary term, at a reasonable rate to be determined by GTE-TSI. The agreement provides for mutual exclusivity by the Company and GTE-TSI with respect to the provision and use of certain critical call delivery features to provide service to the trucking industry.
The agreement between the Company and EDS involves the provision by EDS of certain clearinghouse functions in connection with non-wireline cellular carriers. Fewer data processing functions are conducted by EDS due to the Company's consolidation of certain common data processing functions with GTE-TSI. The agreement with EDS expires on July 15, 1998 and is renewable for subsequent one-year terms unless 60-days' notice is provided prior to the termination date of the agreement. See "Risk Factors -- Dependence on Clearinghouse Services."

PRODUCT MANUFACTURING AND SUPPLY

    Comptronix Corporation assembled the Mobile Communication Units for the Company pursuant to the Company's specifications until the third quarter of 1996 when it sold substantially all of its assets and assigned its customer purchase orders to Sanmina Corporation ("Sanmina"). After the sale, Sanmina has continued production of Units for the Company under the same prices and terms as its prior arrangement with Comptronix Corporation. The various components used by Sanmina in the assembly of the Units (including GPS components and cellular transceivers) are obtained from certain other manufacturers such as Motorola ("Motorola"). See "Risk Factors -- Product Supply Arrangements."

MARKETING AND DISTRIBUTION

    The Company sells its mobile communication and information system to fleet buyers primarily through its direct sales force located throughout the nation. National marketing support for the sales teams includes print advertising in industry journals, direct mail, radio networks popular with truckers, industry trade shows and on-site marketing promotions. The Company sponsors a racing team on the Sports Car Club of America (SCCA) Trans-Am Tour and entertains trucking company executives in its hospitality trailer at races. The Company's goal for its sales, service and distribution network is to establish a high level of responsiveness and convenience.

CUSTOMER SERVICE AND WARRANTY

   HighwayMaster operates a 24-hour, seven days a week customer support service center to handle customer questions and requests. Regional installation and customer service offices have been established in Atlanta, Chicago, Dallas, Philadelphia and Salt Lake City. In addition, HighwayMaster assigns account service representatives to each account of 20 or more trucks to give personalized training and to assist in configuring the system to provide the greatest possible economic impact. A one-year limited warranty is provided to all purchasers of Mobile Communications Units, inclusive of parts, labor and diagnostic work.

   The Company has trained personnel in authorized service centers to perform installations and warranty of Mobile Communication Units at locations nationwide, with additional locations to be activated pending training. Independent contractors in strategic locations throughout the United States have also been trained to perform installations, charging a fixed rate for each Mobile Communication Unit installed.

CURRENT INSTALLED BASE

    The number of Mobile Communication Units installed in customer vehicles has grown steadily since commercial operations began in September 1993.

    As of December 31, 1996, the Company had installed approximately 20,354 Units (including 478 Units installed on a test basis), and had orders to install an additional 12,584 Units (including approximately 1,333 units to be installed upon successful completion of test programs). Not included in these orders are approximately 3,000 Units that may be ordered by Wal*Mart Stores Inc. in the event of a successful completion of their test currently underway on 353 Units. The Company's order backlog is based on signed contracts, which do not specify delivery dates. Accordingly, in some cases the timing of installation is uncertain, and the Company expects that not all of the Units on order at December 31, 1996 will necessarily be shipped and installed within the next twelve months. Since July 1, 1996, the Company has offered mobile communications services to its customers under the terms of a service contract which generally commit the Company to provide services for one year. Customers typically may terminate their contracts during the initial term only in the event of a material breach by the Company. At the expiration of the initial term, the contracts continue in effect on a month-to-month basis unless terminated upon 30-days' notice by either party.

    Prior to June 29, 1996, the Company and AT&T offered mobile communications services to their customers under the terms of joint service contracts, signed by the Company, AT&T and their joint customers. Customer contracts generally commit the Company and AT&T to provide services for a one-year term, but in some cases contracts entered into before July 1994 commit the Company and AT&T to provide services for a five-year term. Customers typically may terminate their contracts during the initial term only in the event of a material breach by either the Company or AT&T. At the expiration of the initial term, the contracts continue in effect on a month-to-month basis unless terminated upon 30 days notice by either party.

AT&T invoices customers directly for all enhanced telecommunications and cellular services, and the Company and AT&T generally may raise their rates upon 30 days notice.

ADDITIONAL GROWTH OPPORTUNITIES

    AUTOLINK. In the fourth quarter of 1996, HighwayMaster entered into a strategic business alliance with Prince ("Prince") to develop and provide AutoLink-Registered Trademark- service for motorists in the United States and Canada. The basic AutoLink product will provide an intelligent communications link from the car to an information services complex in order to provide emergency assistance, roadside assistance and information services to the occupants of the car, including remote tracking of stolen or missing vehicles. The intelligent mobile unit in the car is to be equipped with a GPS (global positioning system) receiver, processor, modem, and a wireless transceiver. HighwayMaster will be responsible for managing the network, providing software for the intelligent mobile unit, assisting in managing various information services providers and billing the customer. Prince and Motorola, which is slated to manufacture the hardware, are currently involved with product demonstrations and integration projects with several automakers and production of the AutoLink product is expected to begin in early 1998.

    The AutoLink business alliance is currently in its preliminary stages.
In January 1997, HighwayMaster and Prince entered into a joint development and marketing agreement defining their respective roles and responsibilities with respect to the AutoLink system. To date, HighwayMaster has not signed a definitive agreement with Motorola regarding its role in the business alliance. At the present time it is contemplated that HighwayMaster will not be a party to such an agreement, relying instead on Prince to negotiate and sign a contract with Motorola or another hardware supplier. Various future events or capabilities must occur or be further developed in order for the AutoLink alliance to proceed as planned. These include such events as the exercise by cellular carriers of their option to offer this service to consumers, the placement of orders by sufficient numbers of automakers, the testing of final versions of the software and hardware and the production of the AutoLink product in mass quantities. If any of these or similar events fail to occur, there can be no assurance that the AutoLink alliance will proceed on the basis described herein, if at all. In addition, certain other companies are already offering services similar to AutoLink, including "OnStar" by General Motors Corporation and "Lincoln Rescue" by Ford Motor Company, which could create substantial competition for the AutoLink business alliance.

    BURLINGTON CONTRACT. In 1997, HighwayMaster entered into a memorandum of understanding with Burlington Motor Carriers ("Burlington"), one of the largest truckload carriers and logistics providers in North America, which contemplates the installation of 2,000 Mobile Communication Units in Burlington's fleet of long-haul trucks. As part of the transaction, the Company would purchase exclusive ownership rights to Burlington's proprietary fleet operating and management information software and assume the operation of its data center and computer systems. If the transactions with Burlington are completed, HighwayMaster intends to add capacity to the Burlington data center in order to provide a broad range of data processing services to other trucking companies which would essentially replace such companies' existing management information systems department with services, software and hardware to be provided by HighwayMaster. Added capacity would enable HighwayMaster to use the Burlington software and data center in conjunction with the HighwayMaster mobile communications system to offer its customers levels of integration not previously available in the trucking industry. HighwayMaster is currently negotiating the terms of a definitive agreement with Burlington, and there can be no assurance that such agreement will be reached by the parties on the terms described herein, if at all. HighwayMaster is not currently providing these services, and there can be no assurance that it will be successful in marketing its information management solutions to other trucking companies.

    OTHER OPPORTUNITIES. The Company believes that substantial expansion opportunities exist within international markets that are served by cellular service. The Company currently provides certain mobile communications services to Canadian-based operators who provide a remote call forwarding line (also known as a foreign exchange line) from their dispatcher PC to the United States. The Company's ability to provide such services to owner-operators and operators of small fleets in Canada is limited given that they cannot easily afford the expense of a remote call forwarding line. There are approximately 200,000 larger-size trucks operating in Canada, many of which travel extensively in the United States. Mexico offers another avenue for expansion if agreements with cellular carriers and installation of necessary infrastructure interfaces can be established. There are approximately 250,000 medium and larger sized trucks and buses operating in Mexico. Management believes that expansion into Europe may prove to be viable for the Company because trucking companies in Europe face many of the same demands as companies in the United States and the European cellular infrastructure is highly developed. However, engineering changes would be necessary to build a HighwayMaster system adapted to European cellular technology and multiple languages. A data-only satellite-based competitor of the Company currently is operating in Europe, Japan and certain other developed countries.

    The most recent Truck Inventory and Use Survey published by the United States Census Bureau indicated that in 1992 there were 2.6 million medium and heavy commercial trucks in the United States, presumably operated primarily by regional and local carriers. Future refinements, which may eventually provide city street map detail, should allow the HighwayMaster system to be used by intra-city courier services, local bus companies and police, fire and ambulance services. In addition to these software enhancements, it will be necessary for the Company to revise its working relationships with the affected local cellular carriers before the Company attempts to expand its customer base to include localized intra-city users and to provide certain changes to its Company Complex to service a more localized market. See "-- Infrastructure --Enhanced Service Complexes."


    In addition to the mobile communications services currently provided by the Company to the long-haul trucking industry, the Company is developing and intends to market additional wireless voice and data solutions, network services, logistics software and wireless computer communications devices to other freight and field service operations on a local and national basis (some of which may require modifications to equipment and existing contracts with cellular carriers and other parties). Management has identified several potential markets, some of which would require modification to the Mobile Communication Unit or

HighwayMaster system's infrastructure. For example, management believes the Company could develop an additional market opportunity in the tracking and dispatching of commercial trailers, which numbered 3.8 million in the United States in 1992. Trailers would not require two-way voice communication, so a lower cost version of the Mobile Communication Unit could be developed.


    Management also believes interstate bus companies could benefit from the HighwayMaster system in its present configuration in order to contact drivers to bypass small town bus stops with no passengers for pickup. The Company also intends to market the HighwayMaster system to railroads for use in locomotives and railcars. In addition, management believes that the more than 5 million recreational vehicles in the United States constitute a potential market for the Company's services.

COMPETITION

    Although the Company believes the HighwayMaster system is the most complete and cost-effective package of mobile communication services currently available to the trucking industry, there are a number of other companies that offer or plan to offer some form of two-way mobile communication using a variety of different technologies which may be eventually used by long-haul truckers. These companies primarily utilize satellite-based communications technologies, SMR, and enhanced specialized mobile radio (ESMR), and satellite-based communications technologies.

    CONVENTIONAL SATELLITE COMMUNICATIONS. Satellite communication is accomplished through transmission of a signal from an earth-based transmitter to a satellite, which automatically retransmits the signal to an earth-based receiver. Many communication satellites are geo-stationary, and remain over a single point over the equator by orbiting the earth in the same direction and at the same speed as the rotation of the earth. Mobile equipment designed for satellite communication is equipped with highly specialized rotating antennae which are continuously directed toward the satellite, and utilize highly complex data or voice compression systems to minimize demands on satellite capacity. This type of mobile communication equipment broadcasts over the radio frequency spectrum, and the FCC regulates and limits the number of satellite communications systems that may be placed in service.

    Satellite communication available to the transportation industry generally utilizes a single earth station to transmit and receive data via satellite to and from mobile units installed in trucks. Messages created by truck drivers on an onboard keyboard can be stored, compressed and transmitted in short bursts. Although voice communication is theoretically possible for mobile communication systems that utilize satellite transmissions, to date the limited capacity and high cost of satellite communication have tended to limit offerings to data-only services.

    Satellite systems currently cover 100% of the continental United States, and their comprehensive coverage may be perceived by truckers and trucking companies as an advantage over the cellular system. The Company believes that any marketing or operational advantage derived from satellite coverage, as compared to the HighwayMaster system (which covers approximately 95% of the United States interstate highway system), is mitigated by the fact that satellite systems are more costly and do not currently offer voice communication on an economical basis and by the fact that users experience queuing delays during peak periods between transmission and receipt of messages. In addition, because geo-stationary satellites stay over the equator, transmission and receipt of data in North America is sometimes interrupted or rendered impossible by obstacles on the southern horizon, such as nearby tall buildings or mountains.

    At the present time, the Company's primary satellite competitor in the long-haul trucking market is Qualcomm, Inc. ("Qualcomm"). Qualcomm, which markets its products and services primarily to large fleets, offers two international satellite-based communication systems called OmniTRACS, which provides two-way data messaging and tracking services, and TrailerTRACS, which provides trailer monitoring. Drivers access and utilize the system through an onboard keyboard and data display screen. Qualcomm offers or plans to offer its products and services in certain of the international markets targeted by the Company, including Canada, Mexico and Europe. Qualcomm reported that as of January 1997 it had delivered over 200,000 mobile communication units worldwide. The Company believes that the satellite-based communication products and services offered by Qualcomm are generally more expensive than the Company's products and services. However Qualcomm has recently offered lower prices for quantity purchases and reduced-cost trial periods in an effort to improve its competitiveness.

    At least one other entity offers or plans to offer satellite-based data communication and tracking services to the long-haul trucking industry.
AMSC, a geo-stationary system which is owned by a consortium of satellite and communications companies offers a satellite-based system that is similar to the Qualcomm system in that the mobile communications equipment consists of a keyboard and data screen mounted in each truck. Recent enhancements allow dual SMR or satellite communication in a single unit. The AMSC system will include voice communications services, although projected voice air time rates are substantially higher than the Company's rates.

    MIDDLE AND LOW EARTH ORBIT SATELLITES. In order to maintain a stationary position over the earth, communication satellites currently in use must maintain a very high orbit, which requires earth stations to generate relatively high powered transmissions for communication with the satellite. Certain entities, including Qualcomm, are participating in the development of MEO and LEO satellite networks, which are designed to employ multiple satellites in relatively lower earth orbits, rapidly circling the earth. The lower earth orbits should facilitate both voice and data communication services and will be accessible through relatively lower powered transmitters and receivers, allowing them to be installed in portable communication equipment. In terms of product and service offerings, MEO and LEO systems can be expected to compete directly with cellular services, including the HighwayMaster products and services, and will offer coverage in remote areas and foreign countries currently unserved by cellular carriers. However, due to the substantial capital investment required to place these systems in service, the MEO and LEO-based voice call rates are expected to be substantially higher than the $0.53 per minute rate charged to HighwayMaster's customers.

    SPECIALIZED MOBILE RADIO. SMR has traditionally been used to serve the needs of local dispatch services such as taxis and couriers, which typically broadcast short messages to a large number of units. SMR wireless communication systems rely on high-powered voice or data transmissions among widely-spaced receiver/transmitter sites within a discrete local or regional area. These systems generally have lower capacity to support simultaneous transmissions in a given area than do cellular systems, which transmit and receive radio communications from numerous closely-spaced cell sites. The radio hardware currently used to operate the various SMR systems varies widely, making it impossible for a customer to "roam" into a neighboring region that is served by a carrier with a different hardware configuration.

    ENHANCED SPECIALIZED MOBILE RADIO. Several regional SMR operators are currently developing and implementing ESMR digital technology to offer relatively low-cost mobile telephone services, with construction expected to be completed in several years. One operator in particular, Nextel, Inc., has announced acquisitions of other ESMR operators to further increase its coverage area. Many of the ESMR providers intend to rely on proprietary hardware and technology developed by Motorola. If the various local and regional ESMR operators develop uniform standards and a coordinated infrastructure, they eventually will be able to offer region-to-region calling and call delivery services which could compete with the Company's services.

    PAGING SERVICES. At considerably less cost than full two-way mobile communication, several long-haul truckers and fleet operators have purchased or leased paging systems that allow a dispatcher to send a message to a driver. Management believes that pagers are used by trucking companies as a "temporary fix," since pagers do not offer full-function two-way communications services and cannot track vehicle locations. Some paging companies have begun to offer limited time-delayed two-way messaging capabilities, although initial shortcomings in coverage, voice service and tracking capabilities are likely to limit their use in the long-haul trucking market.

    TELECOMMUNICATIONS ACT OF 1996. The Telecommunications Act of 1996 (the "Telecommunications Act") encourages competition in virtually every arena of communications and eliminates many regulatory barriers to new competitors. See "Risk Factors -- Uncertainty of Government Regulation". It is unknown at this time what effect this legislation will have on the Company's ability to compete in the marketplace.

PATENTS AND PROPRIETARY TECHNOLOGY

    The Company has obtained nine domestic patents and has applied for additional domestic and foreign patents relating to the Mobile Communication Units and communications network. In general, the Company's existing patents relate to certain functions of the HighwayMaster system for locating and communicating with vehicles utilizing the cellular communications network. The Company's software is also entitled to certain protections under state trade secret law and federal copyright law. In connection with the recapitalization, the Company assumed By-Word Technology, Inc.'s ("By-Word") rights and obligations under a certain License Agreement, dated as of April 23, 1992, between By-Word and Voice Control Systems ("VCS"). Pursuant to the License Agreement, the Company has a license to use VCS' speech recognition technology in exchange for royalties of $15,000 plus certain per-item fees for each 12-month period. Such royalties may be adjusted based on the current consumer price index. The term of the contract ends annually in August, and the Company has an option to renew for successive 12-month periods until the year 2001.

REGULATION

    The Company's products and services are subject to various regulations promulgated by the FCC which apply to the wireless communications industry generally. The Company's Mobile Communication Units must meet certain radio frequency emission standards and not cause unallowable interference to other services. The Company has relied on the manufacturer of the cellular transceiver component of the Mobile Communication Units, which is currently Motorola, to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

    The FCC also controls several other aspects of the wireless industry that affect the Company's ability to provide services. The FCC controls the amount of radio spectrum available to cellular carriers, which could eventually limit growth in cellular carrier capacity. Management expects the FCC to expand capacity available to the cellular industry as it becomes necessary in order to maintain current levels of service, although there is no assurance that such expansion will occur.

    The Company believes that the nature of its services does not require that the Company be classified as a common carrier for either wireless or long-distance regulatory purposes. This conclusion is based on several alternative regulatory interpretations, such as classification of the Company as an enhanced services provider or a private network and the reliance on the Company's long-distance provider to comply with any applicable long-distance regulatory requirements. However because of the unique structure of the Company's network and its relationship with existing telecommunications providers, the Company does not fit clearly into any of the various wireless regulatory categories established to date. Furthermore, because of ongoing regulatory change in the wireless arena, the Company is engaging in continual re-evaluation and examination of laws and regulations applicable to its operations. If the Company's current interpretation of its regulatory status proves to be incorrect and it were deemed to be a common carrier, the Company may be required to offer its services on a non-discriminatory basis and, in certain states, comply with various other regulatory procedures, including the filing of informational tariffs. Upcoming regulation of cellular common carriers may also require equal access by customers to the long-distance provider of their choice. Although regulations applicable to common carriers would add certain administrative costs and possible complications in the Company's relationships with its long-distance provider and cellular carriers, the Company believes common carrier status would not require the Company to make substantial changes to its current services. There can be no assurance, however, that any necessary changes could be accomplished without a material adverse effect on the Company's results of operations.

    Long-distance providers face regulatory schemes similar to cellular carriers, with greater state involvement in requiring posting of bonds as security against customer deposits and in other matters. The Company believes current long-distance regulations apply to the companies providing long-distance services directly to Company customers, without long-distance regulatory involvement by the Company.

EMPLOYEES

    As of December 31, 1996 the Company employed approximately 295 individuals, of whom 47 are engaged in engineering and product development, 119 in customer service, 59 in sales and marketing and 70 in administrative or executive functions. None of the Company's employees are represented by a labor union and management considers its relationship with its employees to be generally good.

RECENT FINANCING TRANSACTIONS

SBW TRANSACTIONS

    On September 27, 1996, the Company (i) sold 1,000 shares of its Series D Participating Preferred Stock, par value $.01 per share ("Series D Preferred Stock"), to Southwestern Bell Wireless Holdings, Inc. ("SBW") in exchange for a payment of $20.0 million in cash and (ii) issued warrants (the "Warrants") to SBW that initially entitle it to purchase an aggregate of 5,000,000 shares of common stock, par value $.01 per share ("Common Stock"), of the Company.

    The shares of Series D Preferred Stock issued to SBW are initially convertible into an aggregate of 1,600,000 shares of Common Stock at the option of SBW. In addition, at such time as SBW and its affiliates obtain certain Regulatory Relief (as defined herein), all of the outstanding shares of Series D Preferred Stock will automatically convert into an equal number of shares of Class B Common Stock, par value $.01 per share ("Class B Common Stock"), of the Company. The holders of shares of Series D Preferred Stock are entitled to receive dividends and distributions equal to the dividends and distributions payable on the number of shares of Common Stock into which such shares are convertible. Except as required by law and except in connection with the approval rights granted to the holders of Series D Preferred Stock with respect to specified transactions, the holders of Series D Preferred Stock are not entitled to vote on any matters submitted to the stockholders of the Company.

    The Warrants entitle SBW to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. The Warrants will expire on September 27, 2001.

RECAPITALIZATION TRANSACTIONS

    On September 27, 1996, in conjunction with the transactions consummated with SBW, the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement") with the Erin Mills Stockholders (as defined herein), the Carlyle Stockholders (as defined herein) and certain other holders of outstanding securities of the Company. Upon the terms and conditions set forth in the Recapitalization Agreement, (i) the Company issued an aggregate of 800,000 shares of Common Stock to two Erin Mills Stockholders in exchange for aggregate cash payments in the amount of $10.0 million, (ii) the Company issued an aggregate of 864,000 shares of Common Stock to three Erin Mills Stockholders and two other persons in exchange for the surrender to the Company for cancellation of all outstanding shares of Series B Preferred Stock, par value $.01 per share, of the Company, (iii) the Company paid to the Carlyle Stockholders a portion of the accrued and unpaid interest on certain promissory notes in the aggregate principal amount of approximately $12.7 million (the "Carlyle Notes") executed in favor of the Carlyle Stockholders, and (iv) the Company issued an aggregate of 1,018,018 shares of Common Stock in exchange for the surrender of the Carlyle Notes for cancellation. As used herein, (a) the term "Erin Mills Stockholders" means Erin Mills International Investment Corporation, The Erin Mills Development Corporation and The Erin Mills Investment Corporation, (b) the term "Carlyle Stockholders" means the Clipper Stockholders (as defined below), Carlyle-HighwayMaster Investors, L.P., Carlyle-HighwayMaster Investors II, L.P., TC Group, L.L.C., Mark D. Ein, Chase Manhattan Investment Holdings, Inc., H.M. Rana Investments Limited, Archery Partners, and (c) the term "Clipper Stockholders" means Clipper Capital Associates, L.P., Clipper/Merban, L.P. and Clipper/Merchant Partners, L.P.

RISK FACTORS

FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based upon management's beliefs, as well as assumptions made by and information currently available to management. When used in this Form 10-K, the words "anticipate," "believe," "estimate" or "expect" and similar expressions are intended to identify forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES

    The Company commenced its operations in April 1992 and has a limited operating history. The Company began offering the HighwayMaster system on a commercial basis in September 1993. Since its inception, the Company has experienced significant operating losses. In particular, the Company experienced operating losses of $19.1 million, $22.2 million and $28.6 million in the years ended December 31, 1994, 1995 and 1996, respectively. As of December 31, 1996, the Company had an accumulated deficit of $109.9 million. In order to achieve a profitable level of operations, the Company must significantly increase its installed base of Mobile Communication Units and generate greater service and air time revenues. Although the Company's installed base of Mobile Communications Units has increased significantly in each of the past three years, the number of Units sold by the Company decreased from 9,322 in the year ended December 31, 1995 to 7,038 in the year ended December 31, 1996, as a result of various factors, including concerns on the part of prospective customers relating to the Company's financial condition during the first three quarters of 1996 and uncertainties related to the termination effective June 29, 1996 of the Company's contract with AT&T relating to the design and operation of the AT&T Complex. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early stages of the development and marketing of telecommunications products and services, as well as the competitive environment in which the Company operates and the other risks and uncertainties discussed in this section. There can be no assurance that the Company's future operations will generate operating or net income.

STATUS OF AT&T CONTRACT; NETWORK SERVICES CENTER

    From 1993 to 1996, the Company and AT&T were parties to the AT&T Contract pursuant to which AT&T provided enhanced call processing and data management services and long-distance network transport for the Company and its customers through the AT&T Complex. AT&T terminated the AT&T Contract effective as of June 29, 1996. However, AT&T continues to provide services for existing customers of the Company and AT&T without a formal contract in fulfillment of AT&T's obligations under existing service agreements entered into with each customer. At the present time, a substantial majority of the Company's customers are receiving services provided through the AT&T Complex. In order for the Company and AT&T to continue to provide services to these customers, it will be necessary for them to cooperate with respect to a number of operational and other matters. There can be no assurance that the Company and AT&T will cooperate with respect to these matters or that AT&T's failure or refusal to cooperate on terms acceptable to the Company would not have a material adverse effect on the Company's business, financial condition or results of operations.

    In the third quarter of 1996, the Company began commercial service with its own switching complex, the NSC, which was designed and constructed for the Company by IEX. For new customers commencing service since July 1, 1996, the NSC has fully replaced the AT&T Complex. The future growth of the Company's business will depend to a significant on its ability to continue to expand the NSC and to resolve technical and operational issues which may arise from time to time in connection with the operation, management and expansion of a switching complex of this complexity.

OPERATIONAL DIFFICULTIES

    Under the terms of the AT&T Contract, AT&T was obligated to maintain the AT&T Complex in operational status. However, from inception of service, the AT&T Complex experienced various service impairments, including occasional "downtime" periods ranging from several minutes to several hours in duration. In general, although in recent months AT&T has made modifications to the AT&T Complex which are intended to improve its performance, there can be no assurance that the AT&T Complex will not experience performance problems in the future.

    As noted above, the NSC began commercial service in the third quarter of 1996. Other than the normal operational issues encountered in placing in service a complex facility of this type, the addition of new customers to the NSC has been progressing in an orderly fashion. However, there also can be no assurance that the NSC will not experience performance and other operational problems in the future.

    Any significant performance or other operational problems affecting either the AT&T Complex or the NSC could have a material adverse effect on the Company's business, financial condition and results of operations.

AT&T LITIGATION

    On February 16, 1996, the Company filed a lawsuit against AT&T in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. In July 1996, AT&T filed counterclaims essentially mirroring the Company's claims.

    In September and October 1996, both the Company and AT&T amended their pleadings and filed additional claims against each other related to breach of contract and various tortious activities. AT&T seeks an injunction, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. The Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid or, alternatively, should be transferred from AT&T to the Company. The Company also brought claims against AT&T pursuant to the Texas Deceptive Trade Practices Act ("DTPA") and seeks actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added another defendant, Lucent Technologies, Inc. ("Lucent"), to which AT&T transferred certain of the patents at issue in the lawsuit.

    In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. In December 1996, the Company filed a response to AT&T's partial motion to dismiss and a response to Lucent's motion to dismiss. A hearing on the parties' motions is currently scheduled for May 1997.

DEPENDENCE ON CELLULAR INFRASTRUCTURE

    The Company utilizes the existing cellular telephone infrastructure, with certain enhancements, as the wireless segment of the HighwayMaster communications link. Current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30-days' notice prior to June 30 of each year. In order to continue to provide wireless communications to its customers, the Company must continue to renew its agreements with individual cellular carriers. If the Company is unable to renew or replace its contracts with cellular carriers at competitive rates, the Company may be forced to absorb the costs of increased cellular air time rates, or increase rates to customers where allowed by individual contracts. In general, a failure on the part of the Company to renew or replace its contracts with cellular carriers on favorable terms could have a material adverse effect on its business, financial condition and results of operations.

    The HighwayMaster system relies on the continued interconnectivity of its cellular service providers. Currently, cellular carriers utilize analog technology, although an increasing number of carriers have upgraded or are in the process of upgrading their service to digital technology. If in the future cellular carriers do not continue to offer service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into the Mobile Communication Unit. Furthermore, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing seamless nationwide coverage.

DEPENDENCE ON CLEARINGHOUSE SERVICES

    GTE-TSI performs certain "clearinghouse" functions for the Company, which include, among other things, validation and verification of roaming numbers and provision of call delivery information. The Company's agreement with GTE-TSI is effective through March 14, 1998, with certain renewal options by the Company after that date. The agreement provides for mutual exclusivity in the trucking industry for the initial three-year term with respect to certain key call delivery features. The agreement with GTE-TSI may be renewed by the Company for up to 10 additional one-year terms after expiration at a reasonable price to be determined solely by GTE-TSI. There can be no assurance that the renewal price determined by GTE-TSI after the initial three-year term will be acceptable to the Company.

    A subsidiary of EDS also performs certain "clearinghouse" functions for the Company which include, among other things, the validation of roaming numbers and routing of call delivery information. The agreement with EDS expires on July 15, 1998 with successive automatic renewal terms of one year thereafter, unless terminated at the option of either party upon 60-days' notice prior to any expiration date. There can be no assurance that the EDS agreement will be renewed upon expiration.

    If the Company is unable to renew its agreement with GTE-TSI or, to a lesser extent, EDS, the Company may be required to make substantial and costly design changes to the HighwayMaster system in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI and EDS as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the system could be maintained if such a redesign were necessitated.

PRODUCT SUPPLY ARRANGEMENTS

    Since the fourth quarter of 1996, Sanmina has manufactured Mobile Communications Units in accordance with specifications provided by the Company. Although all of the Units sold by the Company are currently being produced by Sanmina, the Company is continuing to evaluate its options with respect to the production of Units. There can be no assurance that HighwayMaster will be able to continue its current supply arrangements with Sanmina or establish alternative supply arrangements with other third parties without experiencing technical, logistical or other difficulties. The failure to establish or maintain satisfactory arrangements for the production of Units could have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF CAPITALIZATION AND OTHER RESOURCES REQUIRED FOR GROWTH

    The expansion of the Company's business over the past few years has placed a significant strain on its management, operational and financial resources. The Company's ability to achieve future growth is dependent, among other things, upon its ability to raise sufficient capital to fund the expansion of its business. Based on its projected operating results, the Company believes that it is likely that it will need to secure additional equity or debt financing during 1997 in order to fund its currently anticipated operating needs and capital expenditure requirements. In addition, the Company must maintain its inventories of Mobile Communications Units at appropriate levels and must expand the capacity and increase the efficiency of its sales, distribution and installation network. If the Company is not able to obtain adequate financial resources or otherwise manage growth effectively, the Company's business, financial condition and results of operation may be adversely affected.

AMENDED STOCKHOLDERS' AGREEMENT; CONTROL OF THE COMPANY

    The Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and certain other persons are parties to an Amended and Restated Stockholders' Agreement, dated as of September 27, 1996 (the "Amended Stockholders' Agreement") which amends and restates in its entirety the Stockholders' Agreement dated February 4, 1994. The parties to the Amended Stockholders' Agreement beneficially own an aggregate of 19,625,129 shares of Common Stock, representing approximately 79.0% of the shares outstanding as of December 31, 1996.

    The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of
(i) two directors designated by the Erin Mills Stockholders, (ii) one director designated by the Carlyle Stockholders, (iii) two directors designated by the By-Word Stockholders and (iv) two independent directors (except that the addition of a second independent director to the Board of Directors need not occur until the date of the 1997 annual meeting of the stockholders of the Company). Prior to the receipt of regulatory relief permitting SBW to provide landline, interLATA long-distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act ("Regulatory Relief"), SBW will not be entitled to designate a director, but will have the right to designate a non-voting delegate who will attend all meetings of the Board of Directors and receive all materials distributed to directors of the Company. In addition, if SBW and its affiliates beneficially own 20% or more of the outstanding Common Stock on a fully diluted basis (including shares issuable upon conversion or exercise of outstanding options, warrants or rights, but excluding shares issuable upon the conversion or exercise of the Warrants or of options, warrants or rights issued by any person other than the Company), SBW will under certain circumstances be entitled to designate a second member of the Board of Directors.

     As a result of the provisions of the Amended Stockholders' Agreement and the ownership of Common Stock by the stockholders of the Company who are parties thereto, these stockholders, if they choose to act together, have the ability to control the management and policies of the Company.

COMMON STOCK AVAILABLE FOR PURCHASE BY SBW

    Pursuant to a Purchase Agreement dated September 27, 1996 (the "Purchase Agreement"), and certain agreements and instruments related thereto, the Company issued to SBW (i) 1,000 shares of Series D Preferred Stock and (ii) the Warrants. The shares of Series D Preferred Stock issued to SBW are initially convertible into an aggregate of 1,600,000 shares of Common Stock at the option of SBW. The Warrants generally entitle SBW to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. If all of the shares of Series D Preferred Stock were converted into Common
Stock and all the Warrants were exercised by SBW, SBW would hold approximately 26.6% of the outstanding shares of Common Stock (based on the total number of shares of Common Stock outstanding as of December 31, 1996). See "Recent Financing Transactions -- SBW Transactions."

CERTAIN RIGHTS OF SBW

    The Purchase Agreement and certain of the other agreements and instruments related thereto afford various rights to SBW that are not available to the other stockholders of the Company. For example, the Company has granted to SBW, as the holder of Series D Preferred Stock, the right to approve certain actions on the part of the Company, including (i) mergers or consolidations involving the Company that require stockholder approval under the General Corporation Law of the State of Delaware (the "DGCL"), (ii) sales of all or substantially all of the assets of the Company that require stockholder approval under the DGCL, (iii) amendments to the Company's Certificate of Incorporation, (iv) the dissolution of the Company, (v) the adoption, implementation or acceptance by the Company of certain anti-takeover provisions, (vi) the issuance by the Company of equity securities, including securities convertible into equity securities (subject to specified exceptions), and the incurrence by the Company of debt obligations in an amount exceeding $5.0 million in any year, (vii) the Company entering into any line of business other than it existing line of business or entering into joint ventures, partnerships or similar arrangements which would require expenditures of more than $3.0 million,
(viii) the disposition by the Company in any 12-month period of assets (other than assets sold in the ordinary course of business) of which the fair market value exceeds $3.0 million and (ix) any amendment, alteration or repeal of the terms of the Series D Preferred Stock. See "Recent Financing Transactions -- SBW Transactions."

COMPETITION AND TECHNOLOGICAL CHANGE

    The Company faces competition in the long-haul trucking industry from various other suppliers of mobile communications services. Currently, the Company's primary competitors in the long-haul trucking market offer data-only, two-way communications via satellite. Other companies that compete or are planning to compete with the Company in its target market also offer or plan to offer satellite-based voice and data communication systems. The primary advantage of satellite-based communication over the Company's cellular-based system is that satellite coverage is available in certain remote areas and foreign countries that have not developed cellular networks, enabling data transmissions in areas not served by cellular systems.

    Certain technological advances and future product offerings could substantially change the nature of the Company's competition. For example, geo-stationary orbit, MEO and LEO satellite systems are expected to offer voice and data communications that could compete directly with existing cellular-based services, including the HighwayMaster system. One of the Company's current competitors, AMSC, launched a geo-stationary satellite in early April 1995 and offers both data and voice communications to the long-haul trucking industry. In addition, networks of MEO and LEO satellites are in the early implementation stage, funded by consortiums of companies that intend to provide worldwide voice communication capability. A useable portion of one or more of such networks is projected to be in place by the year 2000. The addition of voice capability to satellite systems may reduce the Company's competitive advantage over certain of its competitors, and it is possible that satellite owners may, at least on a temporary basis, offer rates at or below the Company's rates.

    Several conventional mobile radio and SMR providers are expanding transmission coverage areas and are planning technological enhancements to offer digital services that could be competitive with current cellular services, including the HighwayMaster system. If SMR providers expand coverage and establish a significant degree of uniformity, through uniform use of proprietary digital technology or otherwise, SMR providers could eventually develop an integrated network to allow nationwide roaming. SMR operators also intend to offer dispatching services, data transmission and other services through their expanding networks that could compete with the Company's services.

    Although current nationwide autonomous-registration incoming call delivery systems offered by the cellular industry are costly and are unavailable in some rural areas, the cellular industry may eventually develop a uniform standard for incoming call delivery at a reduced cost. If inexpensive autonomous-registration incoming call delivery systems for cellular roamers become standard, this feature of the Company's services may provide less of a competitive advantage. Moreover, if cellular carriers were to develop additional standard protocol and hardware for inexpensive data transmission and fraud control or if the cost of roaming services were to significantly decline, other competitive advantages of the Company's system would be reduced.

    In general, technology in the wireless communications industry is in a rapid and continuing state of change as new technologies and enhancements to existing technologies continue to be introduced. The Company believes that its future success will depend upon its ability to develop and market products and services that meet changing customer needs and which anticipate or respond to technological changes on a timely and cost-effective basis. There can be no assurance that the Company will be able to keep pace with technological developments.

    Certain of the Company's competitors have significantly greater name recognition, financial and other resources than the Company. Among other things, it appears that certain of these resources have been or are being used by competitors of the Company to subsidize initial hardware purchases and provide extended periods of free services in an attempt to achieve rapid penetration of the Company's target market.

BILLING DISCREPANCIES

    The Company's ability to operate its business on a profitable basis will depend in part upon whether it is able to monitor and control effectively the direct costs of providing services to its customers, including cellular air time charges. The Company must periodically monitor and reconcile the charges billed to the Company by GTE MobileComm on behalf of cellular carriers and the charges billed by AT&T to customers serviced through the AT&T Complex and by the Company to customers served through the NSC in order to obtain the appropriate amount of credit for any air time usage charges billed to the Company that represent calls dropped by cellular carriers or blocked, incorrectly switched or dropped by the AT&T Complex. In addition, the Company incurs certain costs for air time usage that are not billable to customers under current billing practices. There can be no assurance that the Company will not incur significant costs in the future in connection with billing discrepancies or the reconciliation process or that the costs will not have an adverse impact on the Company's ability to achieve and maintain satisfactory profit margins.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

    The Company holds nine domestic patents and has applied for several additional domestic and foreign patents relating to its Mobile Communication Units and communications network. In general, the Company's existing patents relate to certain methods and apparatus of the HighwayMaster system for locating and communicating with vehicles utilizing the cellular communications network. The Company's software is also entitled to certain protections under state trade secret law and federal copyright law. The patents and other intellectual property rights of the Company cannot prevent competitors from developing competing systems using other land-based wireless communications systems or using the cellular system through a different method. While the Company believes that the nature and scope of the HighwayMaster communications system, including the Company's strategic business and technological relationships, would be difficult for a competitor to duplicate, there can be no assurance that a competitor would consider these hindrances to be material in light of the market potential. A competitor could invest time and resources in an attempt to duplicate certain key features of the Company's products and services, which could result in competition and have a material adverse effect on the Company's business.

    Several of the Company's competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by the Company. There can be no assurance that the Company is aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights held by others. In general, if it were determined that any of the Company's products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to cease marketing such products or services or developing such enhancements, to obtain licenses to develop and market such products, services or enhancements from the holders of the patents or to redesign such products or services to avoid infringement. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on its business.

    AT&T has filed applications for patent protection with respect to certain functions of the AT&T Complex and has obtained certain patents which appear to overlap with patents issued to the Company, two of which have been assigned by AT&T to Lucent. In addition, AT&T has asserted that it has certain other proprietary rights relating to the AT&T Complex. In connection with the pending litigation between the Company and AT&T, neither AT&T nor Lucent has asserted any patent claims against the Company. However, there can be no assurance that they will not attempt to do so in the future. In connection with the operation of the NSC or other future activities of the Company, there can be no assurance that the Company (if it were required to do so pursuant to patent or other purported rights of AT&T) would be able to obtain licenses from AT&T on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on its business, financial condition and results of operations. The Company has filed a lawsuit against AT&T and Lucent with respect to these proprietary rights and AT&T has countersued the Company.
See "-- AT&T Litigation."

UNCERTAINTY OF GOVERNMENT REGULATION

    COMMON CARRIER STATUS. The Company believes that the nature of its services does not require that the Company be classified as a common carrier for either wireless or long-distance regulatory purposes. However, because of the unique structure of the Company network and its relationship with existing telecommunications providers, the Company does not fit clearly into any of the various wireless regulatory categories established to date. Furthermore, the wireless telecommunications industry is currently experiencing significant regulatory changes, which may require a re-examination of laws and regulations applicable to the Company's operations. If the Company's interpretation of its regulatory status proves to be incorrect and it is deemed to be a common carrier, the Company may be required to offer its services on a non-discriminatory basis and, in certain states, comply with various other regulatory procedures, including the filing of informational tariffs. Upcoming regulation of cellular common carriers may also require equal access by customers to the long-distance provider of their choice. Although regulations applicable to common carriers would add certain administrative costs and possible complications in the Company's relationships with its long-distance provider and cellular carriers, the Company believes common carrier status would not require the Company to make substantial changes to its current services. There can be no assurance, however, that any necessary changes could be accomplished without a material adverse effect on the Company's business.

    LONG-DISTANCE SERVICES. Long-distance providers face regulatory provisions similar to cellular carriers, with greater state involvement in requiring the posting of bonds as security against customer deposits and in other matters. The Company believes current long-distance regulations apply to the companies providing long-distance services directly to Company customers, without long-distance regulatory involvement by the Company. There can be no assurance, however, that the Company will not become subject to regulations as a long-distance carrier and that such regulation would not have a material adverse effect on the Company's business.

    TELECOMMUNICATIONS ACT. In February 1996, the Telecommunications Act was signed into law. This is the most comprehensive set of telecommunications laws to be enacted since the original Communications Act of 1934 was passed. The Telecommunications Act encourages competition in virtually every arena of communications and eliminates many regulatory barriers to new competitors by, in some instances, preempting state and local restrictions. The Telecommunications Act requires the FCC to extensively revise many of the rules and regulations under which the telecommunications industry has been operating. The FCC has estimated that it may need to implement as many as 80 different proceedings in order to accomplish this task. At this time, it is unclear how the Telecommunications Act will affect the activities of the Company, its strategic business relationships with other communications companies, or its customers. There can be no assurance that the relaxing of barriers to competition in the industry will not hinder the Company's growth and viability in the marketplace.

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent on the efforts of William C. Kennedy, Jr., Chairman of the Board, William C. Saunders, President and Chief Executive Officer, Gordon C. Quick, Chief Operating Officer, and a group of employees with technical knowledge regarding the Company's systems. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company has employment agreements with Messrs. Kennedy, Saunders and Quick. Each of Messrs. Kennedy and Saunders may terminate such agreements upon one-year's written notice. Mr. Quick may terminate his agreement at any time upon 90-days' written notice. The Company does not maintain key man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

PRODUCT LIABILITY

    Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes the Mobile Communication Unit offers safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. In addition, as the Company expands its business to include the provision of automotive security and similar systems such as those contemplated by the AutoLink business alliance, the larger number of consumers utilizing the Company's products may expose the Company to an increased risk of litigation regarding various safety, performance and other matters. Product liability claims or recalls which exceed policy limits applicable to the Company's liability insurance or which are excluded from the policy coverage could have a material adverse effect on the business or financial condition of the Company.

DIVIDEND POLICY

    The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

SHARES ELIGIBLE FOR FUTURE SALE

    The Company had 24,838,530 shares of Common Stock outstanding as of December 31, 1996. Approximately 4,134,848 shares of Common Stock are freely tradable by persons other than "affiliates" of the Company, as that term is defined under the Securities Act, without restrictions or further registration under the Securities Act. The remaining shares are deemed "restricted securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Act.

    In addition, the Company has granted certain registration rights under the Amended Stockholders' Agreement. Among other things, the Company has agreed to register an aggregate of 1,818,018 shares of Common Stock held by the Erin Mills Stockholders and the Carlyle Stockholders for sale during the three-month periods beginning March 31, 1997 and June 30, 1997. In addition, the Company has granted certain demand and piggyback registration rights to the Erin Mills Stockholders, the Carlyle Stockholders, SBW and certain other stockholders.

    The sale of a substantial number of shares of Common Stock or the availability of a substantial number of shares for sale may adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

VOLATILITY OF STOCK PRICE

    Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of technological innovations, new commercial products, government regulations, proprietary rights or product or patent litigation may have a significant impact on the market price of the Company's Common Stock. The Company's stock price has been highly volatile in recent periods.

ITEM 2.  PROPERTIES

REAL PROPERTY AND LEASES

    The Company does not own any real property. The Company leases approximately 54,323 square feet of office space for its corporate headquarters in Dallas, Texas, at an average price of $14.60 per square foot per year, pursuant to a short-term lease agreement. The Company leases a small amount of commercial office space for each of its five regional customer service offices.

ITEM 3.  LEGAL PROCEEDINGS

    AT&T LITIGATION. As previously reported, on February 16, 1996, the Company filed a lawsuit against AT&T in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. In July 1996, AT&T filed counterclaims essentially mirroring the Company's claims.

    In September and October 1996, both the Company and AT&T amended their pleadings and filed additional claims against each other related to breach of contract and various tortious activities. AT&T seeks an injunction, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. The Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid or alternatively should be transferred from AT&T to the Company. The Company also brought DTPA claims against AT&T and seeks actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added Lucent as an additional defendant, to which AT&T transferred certain of the patents at issue in the lawsuit.

    In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November, 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. In December 1996, the Company filed a response to AT&T's partial motion to dismiss and a response to Lucent's motion to dismiss. A hearing on the parties' motions is currently scheduled for May 1997.

    The Company and AT&T were parties to the AT&T Contract under which AT&T provides enhanced call processing, data management services and long-distance network transport services through the AT&T Complex. The AT&T Contract was terminated effective June 29, 1996. AT&T continues to provide services for the Company without a formal contract pursuant to AT&T's obligations with respect to its existing service agreements with customers, although there can be no assurance that AT&T will continue to do so.

    OTHER LITIGATION. The Company is involved in other litigation matters that normally arise in the course of conducting its business, although these matters are not considered to be of a material nature nor would they have a material effect on the business activities or continued operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was initially offered to the public on June 22, 1995, and is quoted on the Nasdaq National Market ("Nasdaq NMS") under the symbol "HWYM". Prior to that offering there was no public market for the Common Stock of the Company. The following table sets forth the range of high and low trading prices on Nasdaq NMS for the Common Stock for the periods indicated, as reported by Nasdaq NMS. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                       PRICE RANGE
                                   ----------------------
                                    HIGH            LOW
                                   -------        -------
          1995
          Second Quarter
           (beginning
           June 22)...........     $22 3/4        $15
          Third Quarter ......     $16 3/4        $10
          Fourth Quarter .....     $13 1/2        $ 7 1/2

          1996
          First Quarter ......      $11 1/4       $ 5 3/8
          Second Quarter .....      $14           $ 5 3/4
          Third Quarter ......      $16 1/2       $ 9
          Fourth Quarter .....      $21 5/8       $15 5/8

    The Company had approximately 89 shareholders of record as of March 21, 1997. The last sales price for HighwayMaster's Common Stock as reported on March 21, 1997 was $11-5/8. The Company did not pay dividends on its Common Stock for the year ended December 31, 1996 and presently intends to follow a policy of retaining all earnings to finance the continued growth of the Company's business and does not anticipate paying cash dividends or making other cash distributions to stockholders in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth from inception of the Partnership (April 24, 1992) to December 31, 1992 and for each of the years 1993, 1994, 1995, and 1996 has been derived from audited financial statements, including the consolidated balance sheets at December 31, 1996 and 1995 and the related consolidated statements of operations, of cash flows and of changes in partners' and stockholders' equity for each of the three years in the period ended December 31, 1996 and notes thereto appearing elsewhere herein.

                                                                                         April 24, 1992
                                                                                         (Inception) to
                                                                                          December 31,
                                                1996        1995        1994       1993       1992
                                              --------    --------    --------    -------    -------
                                                          (In thousands, except per share)
CONSOLIDATED STATEMENT
OF OPERATIONS DATA -
Revenues:
  Product                                     $ 14,645    $ 16,946    $ 11,075    $ 1,665    $   ---
  Service                                       16,056       9,908       2,436        ---        ---
                                              --------    --------    --------    -------    -------
    Total revenues                             30,701       26,854      13,511      1,665        ---
                                              --------    --------    --------    -------    -------
Cost of revenues:
  Product                                       15,099      17,730      11,867      1,792        ---
  Service                                       11,489       9,172       2,099        ---        ---
  Writedown of inventory                         1,943         ---       1,658        ---        ---
                                              --------    --------    --------    -------    -------
    Total cost of revenues                      28,531      26,902      15,624      1,792        ---
                                              --------    --------    --------    -------    -------
  Gross profit (loss)                            2,170         (48)     (2,113)      (127)       ---
General and administrative expenses              9,479       7,299       6,577      2,981      1,554
Sales and marketing expenses                     9,139       6,273       3,890      3,222        838
Engineering expenses                             4,094       2,868       1,900      1,274        520
Customer service expenses                        8,089       5,727       4,587        915        ---
                                              --------    --------    --------    -------    -------
  Operating loss                               (28,631)    (22,215)    (19,067)    (8,519)    (2,912)
Interest income                                    809       1,041         279        ---        ---
Interest expense to related parties             (1,691)     (5,106)     (5,999)      (547)      (235)
Recapitalization costs                             ---         ---        (733)       ---        ---
Other income (expense)                            (230)       (117)       (361)        (9)        10
                                              --------    --------    --------    -------    -------
  Loss before income taxes and
   extraordinary item                          (29,743)    (26,397)    (25,881)    (9,075)    (3,137)
Income tax provision                               ---         ---         ---        ---        ---
                                              --------    --------    --------    -------    -------
Loss before extraordinary item                 (29,743)    (26,397)    (25,881)    (9,075)    (3,137)
Extraordinary item - loss on
 extinguishment of debt                           (317)     (6,980)        ---        ---        ---
                                              --------    --------    --------    -------    -------
  Net loss                                    $(30,060)   $(33,377)   $(25,881)   $(9,075)   $(3,137)
                                              --------    --------    --------    -------    -------
                                              --------    --------    --------    -------    -------
Per share data:
  Loss per share before extraordinary item      ($1.39)     ($1.39)
  Extraordinary item                             (0.01)      (0.34)
                                              --------    --------
  Net loss per share                            ($1.40)   $  (1.73)
                                              --------    --------
                                              --------    --------
  Weighted average number of shares
   outstanding                                  22,763      20,407
                                              --------    --------
                                              --------    --------
Pro forma per share data (unaudited):
  Pro forma net loss per share                                          ($1.50)
                                                                      --------
                                                                      --------
Weighted average number of shares
 outstanding used in the pro forma
 net loss per share calculation                                         18,259
                                                                      --------
                                                                      --------




                                            DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                1996         1995         1994         1993         1992
                                            ------------ ------------ ------------ ------------ ------------
CONSOLIDATED BALANCE
SHEET DATA:
    Cash and cash equivalents                 $19,725      $23,969      $ 4,158      $   630       $   292
    Property and equipment -- net               7,756        3,927        1,386          593           166
    Total assets                               42,929       42,369       16,430        5,928         1,575
    Long-term debt and
         notes payable                            ---       11,488       36,247        7,225         6,045
    Redeemable preferred stock                    ---        8,126        6,149          ---           ---
    Stockholders' equity (deficit)             34,664       13,101      (34,773)      (3,816)       (5,241)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    HighwayMaster operates a wireless, enhanced services network with both voice and data capabilities in 99% of the available cellular coverage in the United States and 100% of the A-Side cellular coverage in Canada. This network covers approximately 95% of the United States interstate highway system and consists of a unique integration of Company provided on-board equipment and software with various transmission, long distance, switching, tracking and other services and facilities provided by certain telecommunications companies and more than 70 cellular carriers. Through this private network, the Company provides integrated mobile voice, data, tracking, and fleet management information services to trucking fleets and other operators in the long-haul segment of the transportation industry.

    The Company commenced operations in April 1992 and has a limited operating history. The Company began offering the HighwayMaster system on a commercial basis in September 1993. In order to achieve a profitable level of operations, the Company must significantly increase its installed base of Mobile Communications Units and generate substantially greater service revenues. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early stages of the development and marketing of telecommunications products and services, as well as the competitive environment in which the Company operates. There can be no assurance that the Company's future operations will generate operating or net income. See "Risk Factors -- Limited Operating History; History of Losses."

    The Company's revenues are derived from sales and installation of Mobile Communication Units and charges for its services. The Company currently offers its Mobile Communication Units to customers at a retail price of approximately $1,995 per Unit, with tiered discounts for larger volume purchases. Customers that operate Units installed in their trucks are charged
(i) a flat fee of $0.53 per minute for all voice calls for communications within the United States and $0.64 per minute for cross-border communications with Units in Canada, and (ii) a flat fee of $0.48 per minute for all data transmissions within the United States and $0.59 per minute for cross-border data transmissions. Such flat fees include all cellular air time rates and long-distance charges. In addition, callers are charged a fee for each call billed to a separate account, such as a credit card, calling card or HighwayMaster account. In the case of customers served through the NSC, placed into service by the Company in the third quarter of 1996, the Company retains and recognizes as revenue the full amount of these service charges, but must bear all costs associated with providing the related services. In the case of customers served through the AT&T Complex, these service charges are collected by AT&T. The Company receives payment from AT&T for the portion of these service charges recognized by the Company as revenue and the remainder is retained by AT&T as compensation for the call processing, enhanced long distance and customer collection services performed by AT&T. The Company also assesses a fixed monthly service fee of $41 for each Unit installed.

    The Company and AT&T were parties to the AT&T Contract under which AT&T provided enhanced call processing, data management services and long-distance network transport services through the AT&T Complex. The AT&T Contract was terminated by AT&T effective June 29, 1996. However, AT&T continues to provide services for certain Company customers without a formal contract with the Comapny pursuant to AT&T's obligations with respect to its existing service agreements with such customers. See "Risk Factors -- Status of AT&T Contract; Network Services Center" and " -- AT&T Litigation."

    In the third quarter of 1996, the Company placed into service the NSC. The NSC provides enhanced call processing services that were previously provided on an exclusive basis by AT&T. All new customers of the Company are provided services through the NSC. Accordingly, the Company provides customer billing, credit, and collection activities with respect to those customers. Existing customers who are currently being provided services by AT&T are eligible to begin receiving service provided through the NSC upon the expiration of their respective joint service agreements.

    The Company generally recognizes revenue from the sale of Mobile Communication Units at the time the Units are shipped to customers. However, in some cases, the Company has installed Units in customers' trucks on a trial basis, permitting customers to return such Units with limited or no penalty. In such cases, the Company does not recognize revenue from the sale of the Units until the trial period has expired.

    The principal components of cost of revenues are the cost of the Mobile Communication Unit, warranty and obsolescence provisions, cost of installation, charges for the cost of cellular air time used by the Unit (which charges are paid by GTE MobileComm to cellular carriers and reimbursed by the Company), charges by GTE-TSI and EDS for the cost of validation and call delivery information from the Mobile Communication Unit and the cost of installation of the Mobile Communication Unit.

    As of December 31, 1996, the Company had installed 20,354 Mobile Communication Units (including 478 Units installed on a test basis) and had orders to install an additional 12,584 Units (including approximately 1,333 Units to be installed upon successful completion of test programs). Not included in these orders are approximately 3,000 Units that may be ordered by Wal*Mart Stores Inc. in the event of the successful completion of their test currently underway on 353 Units. In comparison, the Company had installed 14,751 Units at December 31, 1995. The Company's order backlog is based on signed contracts, which do not specify delivery dates. Accordingly, in some cases the timing of installation is uncertain, and the Company expects that not all of the Units on order at December 31, 1996 will be shipped and installed within the next twelve months.

    The Company leases its products to certain customers under contracts that are accounted for as sales-type leases. As of December 31, 1996, the Company's balance sheet reflected a total receivable balance of approximately $1,468,000 related to such leases. In March 1997, a customer who represents $1,239,000 of the total receivable balance notified the Company that it intended to terminate its long-term lease commitment. Although the lease agreement contains termination penalties, the Company believes that it may be necessary to write-off a portion of the receivable as a result of the lease termination. The Company estimates that the amount of the write-off may range from approximately $500,000 to $1,000,000, although the Company is continuing to evaluate its position under the lease and no final decision has been reached. Any write-off of a portion of the receivable would be reflected as a charge to results of operations in 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues for 1996 were $30.7 million compared to $26.9 million for 1995. Product revenues for 1996 were $14.6 million compared to $17.0 million for 1995. The principal reason for the decrease in product revenues from 1995 to 1996 is a 24.5% decrease in the number of Mobile Communication Units sold. The decrease in Units sold was due to, among other things, (i) prospective customers postponing their decision to purchase until they were comfortable that the Company could deliver service through the NSC, (ii) prospective customers' concerns about the Company's financial condition and (iii) adverse economic conditions affecting the trucking industry. Service revenues for 1996 were $16.1 million compared to $9.9 million for 1995. The increase in service revenues in 1996 is primarily attributable to the increase in the number of Mobile Communication Units in service.

    Cost of revenues for 1996 was $28.5 million compared to $26.9 million for 1995. This relationship reflects the decrease in the number of Units sold in 1996 compared to 1995 offset by increased cost of service revenues in 1996 as a result of the increase in the number of Mobile Communication Units in service. Cost of revenues for 1996 was 92.9% (86.6% exclusive of the inventory write-down) of revenues compared to 100.2% of revenues for 1995. Cost of revenues for 1996 included a $1.9 million inventory write-down to adjust the carrying value of used earlier generation mobile unit component parts inventory to its estimated net realizable value. Cost of product revenues for 1996 was 116.4% (103.1% exclusive of the inventory write down) of product revenues compared to 104.6% of revenues for 1995. Excluding the effect of the inventory write down, product margin improved as a result of higher average selling prices and lower average cost per Unit in 1996 as compared to 1995. However, this margin improvement was offset by costs incurred on the earlier generation Mobile Communication Units in order to make them compatible with the NSC and costs of upgrading earlier generation Mobile Communication Units. Cost of service revenues for 1996 was 71.6% of service revenues compared to 92.6% of service revenues in the 1995 period. The improvement from 1995 to 1996 is primarily due to (i) the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during 1996 and (ii) improvement in the Company's ability to monitor and control charges for air time usage.

    General and administrative expenses for 1996 were $9.5 million compared to $7.3 million for 1995. The increase from 1995 to 1996 is primarily attributable to rent expense, depreciation expense, and professional fees. Rent expense increased as a result of (i) additional office space and equipment under lease due to the growth in the number of employees from 241 at the end of 1995 to 295 at the end of 1996 and (ii) increased cost per square foot in the lease agreement for the Company's office space. Depreciation expense increased as a result of additions to machinery and equipment, computers and office equipment, and the NSC which was placed in service during the third quarter of 1996. The increase in professional fees was primarily due to legal fees in connection with the AT&T and shareholder suit litigation.

    Sales and marketing expenses for 1996 were $9.1 million compared to $6.2 million for 1995. The increase from 1995 to 1996 is primarily related to growth in the number of employees.

    Engineering expenses for 1996 were $4.1 million compared to $2.9 million for 1995. The increase is primarily attributable to increases in payroll related costs, and operating expenses for the NSC.

    Customer service expenses for 1996 were $8.1 million compared to $5.7 million for 1995. The increase from 1995 to 1996 is primarily attributable to
(i) payroll related costs as a result of growth in the number of employees, (ii) customer support costs in response to the increased number of Units in service, and (iii) concessions granted on amounts owed by a major customer that was downsizing its fleet.

    Interest income was $0.8 million in 1996 compared to $1.0 million in 1995. The decrease from 1995 to 1996 reflects the lower average cash balances available for temporary investments.

    Interest expense to related parties was $1.7 million in 1996 compared to $5.1 million in 1995. The decrease from 1995 to 1996 reflects the lower average outstanding indebtedness.

    The 1996 and 1995 extraordinary item, loss on extinguishment of debt, represents the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties. See notes 3 and 8 to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Revenues for 1995 were $26.9 million compared to $13.5 million for 1994. Product revenues for 1995 were $17.0 million compared to $11.1 million for 1994. Service revenues for 1995 were $9.9 million compared to $2.4 million for 1994. The increase in product revenues and service revenues in the 1995 period is primarily attributable to the increase in the number of Mobile Communication Units sold and in service, respectively.

    Cost of revenues for 1995 was $26.9 million compared to $15.6 million for 1994. This increase is consistent with the number of Units sold and in service. Cost of revenues for 1995 was 100.2% of revenues compared to 115.6% (103.4% exclusive of the inventory write-down) of revenues for 1994. Cost of revenues for 1994 included a $1.7 million inventory write-down for LORAN-C radio receivers reflecting the Company's decision to change to the use of GPS satellite receivers in its Units. Cost of product revenues for 1995 was 104.6% of product revenues compared to 122.1% (107.2% exclusive of the inventory write down) of revenues for 1994. Cost of revenues from products exceeded revenues from products during both years for several reasons, including higher costs associated with manufacturing small quantities and being unable to take advantage of economies of scale, initial implementation of a product installation infrastructure with excess capacity to support anticipated increases in sales, and equipment price discounts to certain early customers. Although revenues from services exceeded cost of revenues from services during both the 1995 and 1994 periods, results for both periods have been affected by (i) technical difficulties with the AT&T Complex and (ii) differences between the billing procedures of cellular carriers and the Company, which resulted in the Company paying cellular carriers for more minutes of cellular air time than were billed to the Company's customers.

    General and administrative expenses for 1995 were $7.3 million compared to $6.6 million for 1994. During 1995, the Company's general and administrative functions were increased to meet the growth in revenues as well as for the additional administrative requirements of a public company. Accordingly, virtually all categories of expenses increased primarily as a result of the growth in the number of employees from 188 at the end of 1994 to 241 at the end of 1995. The most significant increases, aggregating approximately $2.0 million, were payroll related costs, occupancy costs and insurance. These increases were partially offset by decreases, in the aggregate amount of $1.4 million, as a result of reductions from the 1994 amounts for amortization expense related to the deferred debt issue costs (see Notes 3 and 8 of the Notes to the Consolidated Financial Statements), bad debt expense (see Note 10 of the Notes to the Consolidated Financial Statements), and professional fees.

    Sales and marketing expenses for 1995 were $6.3 million compared to $3.9 million for 1994. The increase from 1994 to 1995 period is related to increases in advertising and promotion of the Mobile Communication Units, the creation of a distribution network for sales of Units and growth in the number of employees.

    Engineering expenses for 1995 were $2.9 million compared to $1.9 million for 1994. This increase is primarily attributable to payroll related costs as a result of both growth in the number of employees and outside contractors from 1994 to 1995 to enable the Company to design and develop the second generation of the HighwayMaster Mobile Communication Unit while maintaining and enhancing its system software.

    Customer service expenses for 1995 were $5.7 million compared to $4.6 million for 1994. This increase is primarily attributable to (i) payroll related costs as a result of both growth in the number of employees and outside contractors and (ii) customer support costs in response to the increased number of Units sold and in service.

    The changes in interest income and interest expense to related parties between 1995 and 1994 reflects the income from temporary investments made with a portion of the proceeds from the initial public offering and lower average outstanding indebtedness in the 1995 period as a result of the debt repayments made with a portion of the proceeds from the initial public offering.

    Recapitalization costs in the amount of $0.7 million for the 1994 period were expended in connection with the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

    As more fully described in Notes 8 and 10 to the Consolidated Financial Statements, on September 27, 1996, the Company (i) issued Series D Preferred Stock to a new investor for cash of $20.0 million and issued Warrants to purchase 5.0 million shares of Common Stock, (ii) issued 800,000 shares of Common Stock to certain existing stockholders in exchange for cash of $10 million, and (iii) issued an aggregate of 1,882,018 shares of Common Stock in exchange for the cancellation of notes payable to related parties in the aggregate principal amount of $12,662,000 and cancellation of all outstanding shares of Series B Preferred Stock of the Company. The effect of these transactions was to increase cash by $29,688,000 (net of offering costs), to eliminate all outstanding indebtedness of the Company and to increase stockholders equity by approximately $52 million.

    The Company's business historically has not required substantial capital expenditures. However, during 1996 the Company completed and placed into service the new NSC at a cost of $4.8 million. At December 31, 1996 the Company is committed to build another switching complex (the "Additional Complex") in connection with its contract with Prince for the AutoLink product offering. Construction of the Additional Complex is scheduled for the fourth quarter of 1997 at a cost estimated to range from $2.0 to $3.0 million. In the event the Company elects to expand its local service business or to pursue other business opportunities, the Company will need to build additional complexes.

    Net cash used in operating activities for the year ended December 31, 1996 was $29.8 million due primarily to a net loss of $30.1 million.

    At December 31, 1996 the Company had cash on hand of $19.7 million and working capital of $24.6 million. Based on the Company's projected operating results, the Company believes that it is likely that it will need to secure additional equity or debt financing during 1997 in order to fund its currently anticipated operating needs and capital expenditure requirements. The amount and timing of the additional financing that will be required depends upon, among other things, the Company's 1997 cash flow from operations, which may vary depending on a number of factors, including the rate of installation of Mobile Communication Units, the level of competition and general economic conditions and other factors beyond the Company's control. The Company is actively evaluating its alternatives with respect to obtaining additional equity or debt financing, although, at the present time, the Company does not have any commitments in place. While the Company believes there are alternative sources of financing available, there can be no assurance that the Company will be able to consummate a financing arrangement on terms that would be satisfactory.

INFLATION

    The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future affect the cost of the Mobile Communication Units sold by the Company, the Company expects that economies of scale and engineering improvements are likely to offset any foreseeable cost increases.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's consolidated financial statements at December 31, 1995 and 1996, and for each of the three years in the period ended December 31, 1996 and the Report of Price Waterhouse LLP, independent accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 20, 1997 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the Proxy Statement under the heading "Certain Transactions."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
(a) Documents filed as part of the report:

    (1)  Report of Independent Accountants   .........................    F-1
         Consolidated Balance Sheets as of December 31, 1996
              and 1995  ..............................................    F-2
         Consolidated Statements of Operations for the Years Ended
              December 31, 1996, 1995 and 1994 .........................  F-3
         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1996, 1995 and 1994..........................  F-4
         Consolidated Statements of Changes in Partners' and Stockholders'
              Equity (Deficit) for the Years Ended December 31, 1996,
              1995 and 1994............................................   F-5
         Notes to Consolidated Financial Statements...................    F-6
 .

    (2)  Consolidated Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts...............     S-1

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(3) Exhibits

      3.1  -    Certificate of Incorporation of the Company,
                as amended.(1)
      3.2  -    Form of Amended By-Laws of the Company.(7)
      4.1  -    Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
      4.2  -    Warrant Certificate, dated September 27,
                1996, issued to SBW.(7)
      4.3  -    Recapitalization Agreement, dated September
                27, 1996, by and among the Company, the Erin Mills
                Stockholders, the Carlyle Stockholders and the other
                persons named therein. (7)
      4.4  -    Amended and Restated Stockholders' Agreement,
                dated September 27, 1996, by and among the Company,
                SBW, the Erin Mills Stockholders, the Carlyle
                Stockholders, the By-Word Stockholders and the other
                persons named therein. (7)
     10.1  -    License Agreement, dated April 23, 1992, by
                and between Voice Control Systems and the Company (as
                successor to By-Word Technologies, Inc.)(1)
     10.2  -    Agency Agreement, dated February 1, 1993,
                between the Company and Saunders, Lubinski & White,
                Inc.(1)

     10.3  -    Employment Agreement, dated February 4, 1994,
                by and between HighwayMaster Corporation and William C.
                Kennedy, Jr., as amended.(1)(5)
     10.4  -    Employment Agreement, dated February 4, 1994,
                by and between HighwayMaster Corporation and William C.
                Saunders, as amended. (1)(5)
     10.5  -    Employment Agreement, dated November 23,
                1994, by and between HighwayMaster Corporation and
                Gordon D. Quick.(1)(5)
     10.6  -    Amended and Restated 1994 Stock Option Plan
                of the Company, dated February 4, 1994, as amended.(1)(5)(6)
     10.7  -    Purchase Agreement, dated September 27, 1996,
                between the Company and SBW. (7)
     10.8  -    Mobile Communications (Voice and Data)
                Services Agreement, dated as of July 15, 1993, between
                the Company and EDS Personal Communications
                Corporation.(1)(2)
     10.9  -    Services Agreement, dated March 14, 1995,
                between the Company and GTE Telecommunications Services
                Incorporated.(1)(2)
    10.10  -    Services Agreement, dated March 20,
                1996, between the Company and GTE-Mobile Communications
                Service Corporation.(3)(4)
    10.11  -    Agreement, dated June 8, 1994, between
                the Company and Truckstops of America, Inc.(1)
    10.12  -    Amendment dated November 16, 1995 to
                that certain Mobile Communications (Voice and Data)
                Services Agreement, dated as of July 15, 1993, between
                the Company and EDS Personal Communications
                Corporation. (3)(4)
    10.13  -    Letter Agreement, dated April 5, 1995,
                between the Company and IEX Corporation.(1)
    10.14  -    Product Development Agreement, dated
                December 21, 1995, between the Company and IEX
                Corporation.(3)(4)
    10.15  -    Technical Services Agreement, dated
                September 27, 1996, between the HM Corporation and SBW.(7)
    10.16  -    Letter Agreement, dated February 19,
                1996, between the Company and IEX Corporation.(3)
    10.17  -    Form of Adoption Agreement, Regional
                Prototype Cash or Deferred Profit-Sharing Plan and
                Trust Sponsored by McKay Hochman Co., Inc., relating to
                the HighwayMaster Corporation 401(k) Plan.(1)
    10.18  -    Agreement,  dated December 3, 1996,
                between the Company and Pickett Racing.(9)
    11     -    Statement re Computation of Per Share Earnings. (9)
    21     -    Subsidiaries of Registrant. (1)
    23.1   -    Consent of Price Waterhouse LLP.(9)
    27     -    Financial Data Schedule (9)
_________

         (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.

         (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.

         (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December
              31, 1995.

         (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

         (6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

         (7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.

         (8) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1996.

         (9)  Filed herewith.

(b) Reports on Form 8-K

    On October 7, 1996, the Company filed a Current Report on Form 8-K relating to certain transactions that were consummated on September 27, 1996 involving SBW and certain existing stockholders of the Company.

(c) Exhibits

    The exhibits required by this Item are listed under Item 14(a)(3).

(d) Financial Statements Schedules

    The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 1997

                                       HIGHWAYMASTER COMMUNICATIONS, INC.


                                       By:  /s/  WILLIAM C. SAUNDERS
                                          -------------------------------------
                                          William C. Saunders,
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K for the fiscal year ended December 31, 1996, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            SIGNATURE                             TITLE               DATE
            ---------                             -----               ----


   /s/  WILLIAM C. KENNEDY, JR.         Chairman of the Board     March 27, 1997
---------------------------------
     William C. Kennedy, Jr.


    /s/  WILLIAM C. SAUNDERS        President, Chief Executive    March 27, 1997
---------------------------------      Officer, and Director
      William C. Saunders           (Principal Executive Officer)


     /s/  STEPHEN P. TACKE           Vice President, Controller   March 27, 1997
---------------------------------   and Acting Chief Financial
       Stephen P. Tacke             Officer (Principal Financial
                                      and Accounting Officer)


       /s/  TRACY GRIFFIN              Senior Vice President      March 27, 1997
---------------------------------          and Treasurer
         Tracy Griffin


       /s/  TERRY PARKER                      Director            March 27, 1997
----------------------------------
         Terry Parker


      /s/  STEPHEN GREAVES                    Director            March 27, 1997
----------------------------------
        Stephen Greaves


      /s/  GERRY C. QUINN                     Director            March 27, 1997
----------------------------------
        Gerry C. Quinn

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HighwayMaster
 Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 40 present fairly, in all material respects, the financial position of HighwayMaster Communications, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Dallas, Texas
February 10, 1997

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share information)

                                  ASSETS

                                                                               December 31,
                                                                          --------------------
                                                                             1996       1995
                                                                          ---------   --------
Current assets:
  Cash and cash equivalents                                               $  19,725   $ 23,969
  Accounts receivable, net of allowance for doubtful accounts
   of $774 and $815, respectively                                             8,537      5,949
  Other short-term receivables                                                  919        803
  Inventory                                                                   3,458      4,199
  Prepaid expenses                                                              231        506
                                                                          ---------   --------
    Total current assets                                                     32,870     35,426
Property and equipment, net of accumulated depreciation
 of $1,776 and $800, respectively                                             7,756      3,927
Long-term receivables                                                         1,045      1,394
Deposits                                                                        309        112
Other assets, net of accumulated amortization
 of $1,024 and $1,125, respectively                                             949      1,510
                                                                          ---------   --------
                                                                          $  42,929   $ 42,369
                                                                          ---------   --------
                                                                          ---------   --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $   3,450   $  5,028
  Telecommunications costs payable                                            2,805      1,984
  Accrued interest payable to related parties                                   ---        345
  Accrued warranty                                                              273        876
  Accrued loss on short-term contracts                                          570        ---
  Other current liabilities                                                   1,167      1,421
                                                                          ---------   --------
    Total current liabilities                                                 8,265      9,654
Notes payable to related parties                                                ---     11,488
Commitments and contingencies (Note 12)
                                                                          ---------   --------
    Total liabilities                                                         8,265     21,142
                                                                          ---------   --------
Series B redeemable preferred stock, $.01 par value, 10,000 shares
 authorized; zero and 1,080 shares issued and outstanding, respectively         ---      8,126
                                                                          ---------   --------
Stockholders' equity:
  Series D participating convertible preferred stock, $.01 par value,
   1,000 shares authorized; 1,000 and zero shares issued and outstanding
   at December 31, 1996 and 1995, respectively                                  ---        ---
  Common stock, $.01 par value, 50,000,000 shares authorized;
   25,150,527 and 22,333,661 shares issued; 24,838,530 and 22,021,664
   shares outstanding at December 31, 1996 and 1995, respectively               251        223
  Additional paid-in capital                                                144,829     90,560
  Accumulated deficit                                                      (109,869)   (77,135)
  Treasury stock, 311,997 shares, at cost                                      (547)      (547)
                                                                          ---------   --------
    Total stockholders' equity                                               34,664     13,101
                                                                          ---------   --------
                                                                          $  42,929   $ 42,369
                                                                          ---------   --------
                                                                          ---------   --------


                   See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share)

                                                    Year ended December 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
Revenues:
  Product                                       $ 14,645   $ 16,946   $ 11,075
  Service                                         16,056      9,908      2,436
                                                --------   --------   --------
    Total revenues                                30,701     26,854     13,511
                                                --------   --------   --------
Cost of revenues:
  Product                                         15,099     17,730     11,867
  Service                                         11,489      9,172      2,099
  Writedown of inventory                           1,943        ---      1,658
                                                --------   --------   --------
    Total cost of revenues                        28,531     26,902     15,624
                                                --------   --------   --------
Gross profit (loss)                                2,170        (48)    (2,113)
General and administrative expenses                9,479      7,299      6,577
Sales and marketing expenses                       9,139      6,273      3,890
Engineering expenses                               4,094      2,868      1,900
Customer service expenses                          8,089      5,727      4,587
                                                --------   --------   --------
  Operating loss                                 (28,631)   (22,215)   (19,067)
Interest income                                      809      1,041        279
Interest expense to related parties               (1,691)    (5,106)    (5,999)
Recapitalization costs                               ---        ---       (733)
Other (expense)                                     (230)      (117)      (361)
                                                --------   --------   --------
  Loss before income taxes and
   extraordinary item                            (29,743)   (26,397)   (25,881)
Income tax provision                                 ---        ---        ---
                                                --------   --------   --------
  Loss before extraordinary item                 (29,743)   (26,397)   (25,881)
Extraordinary item -- loss on
 extinguishment of debt                             (317)    (6,980)       ---
                                                --------   --------   --------
  Net loss                                      $(30,060)  $(33,377)  $(25,881)
                                                --------   --------   --------
                                                --------   --------   --------
Primary per share data:
  Loss before extraordinary item                  $(1.39)    $(1.39)
  Extraordinary item                               (0.01)     (0.34)
                                                --------   --------
  Net loss per share                              $(1.40)    $(1.73)
                                                --------   --------
                                                --------   --------
  Weighted average number of shares outstanding   22,763     20,407
                                                --------   --------
                                                --------   --------
Pro forma per share data (unaudited):
  Pro forma net loss per share                                          $(1.50)
                                                                      --------
                                                                      --------
  Weighted average number of shares outstanding used
   in the pro forma net loss per share calculation                      18,259
                                                                      --------
                                                                      --------

     See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                                                       Year ended December 31,
                                                                                 -----------------------------------
                                                                                   1996         1995         1994
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(30,060)    $(33,377)    $(25,881)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                  1,651          886          825
     Amortization of discount on notes payable                                        871        2,296        2,410
     Interest paid-in-kind                                                            ---          ---          457
     Payment of debt issue costs                                                      ---          ---       (1,000)
     Extraordinary item                                                               317        6,980          ---
     (Increase) decrease in accounts receivable                                    (2,588)      (1,127)      (4,169)
     (Increase) decrease in other receivables                                         233       (1,146)      (1,051)
     (Increase) decrease in inventory                                                 741         (669)        (182)
     (Increase) decrease in prepaid expenses and deposits                              78         (386)          (3)
     Increase (decrease) in accounts payable                                       (1,578)        (906)       3,942
     Increase (decrease) in accrued expenses and other current liabilities            189        1,753        2,346
     Other                                                                            329          (74)         219
                                                                                  -------      -------      -------
       Net cash used in operating actitivies                                      (29,817)     (25,770)     (22,087)
                                                                                  -------      -------      -------
CASH FLOWS FROM INVESTING ACTITIVIES:
     Additions to property and equipment                                           (4,877)      (2,990)      (1,098)
     Additions to capitalized software                                               (262)      (1,086)        (515)
                                                                                  -------      -------      -------
       Net cash used in investing activities                                       (5,139)      (4,076)      (1,613)
                                                                                  -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                   10,000       72,774          ---
     Proceeds from issuance of preferred stock and warrants, net                   19,688          ---          ---
     Proceeds from notes payable to related parties                                 5,000        4,122       35,000
     Payments on loans from related parties                                        (5,000)     (27,239)      (7,225)
     Proceeds from exercise of stock options                                        1,024          ---          ---
     Purchase of treasury shares                                                      ---          ---         (547)
                                                                                  -------      -------      -------
       Net cash provided by financing activities                                   30,712       49,657       27,228
                                                                                  -------      -------      -------
Increase (decrease) in cash                                                        (4,244)      19,811        3,528
Cash and cash equivalents, beginning of period                                     23,969        4,158          630
                                                                                  -------      -------      -------
Cash and cash equivalents, end of period                                          $19,725      $23,969      $ 4,158
                                                                                  -------      -------      -------
                                                                                  -------      -------      -------


Supplemental cash flow information:
     Interest paid                                                                $ 1,056      $ 3,267      $ 2,451
                                                                                  -------      -------      -------
                                                                                  -------      -------      -------

                    See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' AND
                              STOCKHOLDERS' EQUITY

                   (in thousands, except share information)

                                                                                 Preferred Stock       Common Stock     Additional
                                                           General   Limited     ---------------    -------------------  Paid-in
                                                          Partners   Partners    Shares   Amount      Shares     Amount  Capital
                                                          -------------------    ---------------    -------------------  --------
Partners' deficit at December 31, 1993                     $(5,193)   $ 1,377      ---    $  ---           ---    $---   $    ---
  Recapitalization                                           5,193     (1,377)     929       ---    13,650,000     137     (2,194)
  Issuance of common stock                                                                           4,154,329      41      9,571
  Purchase of treasury stock
  Accretion of discount -- Series B reedeemable
   preferred stock
    Net loss for year
                                                           ------------------    ---------------    ------------------   --------
Stockholders' equity (deficit) at December 31, 1994            ---        ---      929       ---    17,804,329     178      7,377
  Issuance of common stock -- Initial public offering                                                4,000,000      40     72,734
  Issuance of common stock -- Note exchange                                                            529,332       5     10,449
  Accretion of discount -- Series B redeemable
   preferred stock
  Cancellation of Series C preferred stock                                        (929)      ---
  Net loss for year
                                                           ------------------    ---------------    ------------------   --------
Stockholders' equity (deficit) at December 31, 1995            ---        ---      ---       ---    22,333,661     223   $ 90,560
  Issuance of common stock                                                                           1,818,018      18     22,707
  Issuance of Series D preferred stock                                           1,000       ---                           19,688
  Exchange of Series B preferred stock for common stock                                                864,000       9     10,791
  Accretion of discount -- Series B redeemable
   preferred stock
  Exercise of stock options                                                                            134,848       1      1,083
  Net loss for year
                                                           ------------------    ---------------    ------------------   --------
Stockholders' equity (deficit) at December 31, 1996        $   ---    $   ---    1,000    $   ---    25,150,527   $251   $144,829
                                                           ------------------    ---------------    ------------------   --------
                                                           ------------------    ---------------    ------------------   --------

                                                            Treasury Stock
                                                            -----------------    Accumulated
                                                            Shares     Amount      Deficit       Total
                                                            -----------------    ----------    --------
Partners' deficit at December 31, 1993                          ---    $  ---     $     ---    $ (3,816)
  Recapitalization                                                                  (14,665)    (12,906)
  Issuance of common stock                                                                        9,612
  Purchase of treasury stock                                311,997      (547)                     (547)
  Accretion of discount -- Series B reedeemable
   preferred stock                                                                   (1,235)     (1,235)
    Net loss for year                                                               (25,881)    (25,881)
                                                            -----------------    ----------    --------
Stockholders' equity (deficit) at December 31, 1994         311,997      (547)      (41,781)    (34,773)
  Issuance of common stock -- Initial public offering                                            72,774
  Issuance of common stock -- Note exchange                                                      10,454
  Accretion of discount -- Series B redeemable
   preferred stock                                                                   (1,977)     (1,977)
  Cancellation of Series C preferred stock                                                          ---
  Net loss for year                                                                 (33,377)    (33,377)
                                                            -----------------    ----------    --------
Stockholders' equity (deficit) at December 31, 1995         311,997    $ (547)    $ (77,135)   $ 13,101
  Issuance of common stock                                                                       22,725
  Issuance of Series D preferred stock                                                           19,688
  Exchange of Series B preferred stock for common stock                                (843)      9,957
  Accretion of discount -- Series B redeemable
   preferred stock                                                                   (1,831)     (1,831)
  Exercise of stock options                                                                       1,084
  Net loss for year                                                                 (30,060)    (30,060)
                                                            -----------------    ----------    --------
Stockholders' equity (deficit) at December 31, 1996         311,997    $(547)     $(109,869)   $ 34,664
                                                            -----------------    ----------    --------
                                                            -----------------    ----------    --------

           See accompanying notes to consolidated financial statements.

HIGHWAYMASTER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   RECAPITALIZATION AND BUSINESS OVERVIEW



RECAPITALIZATION

    On April 24, 1992, By-Word Joint Venture L.P., a Delaware limited partnership, was formed with one general partner, By-Word Technologies, Inc. ("By-Word") and one limited partner, the FBR Eighteen Corporation ("FBR"). FBR was wholly-owned by the Eighteen Wheeler Corporation ("Eighteen Wheeler"). On April 27, 1992, By-Word Joint Venture L.P. changed its name to HighwayMaster L.P. (the "Partnership"). At December 31, 1993, the approximate percentages of interest in the Partnership were as follows:

    By-Word                                           39.55%
    FBR                                               58.99%
    Robert Hayes                                       1.08%
    Robert Folsom                                      0.38%

    On February 4, 1994, the Company was recapitalized in a transaction whereby, (i) holders of the stock of Eighteen Wheeler contributed such stock to a newly formed entity, HM Holding Corporation, in exchange for promissory notes in the aggregate principal amount of $9,291,050; 8,052,330 shares of common stock; and 929.105 shares of Series A Preferred Stock, (ii) individual partners contributed their interests in the Partnership to HM Holding Corporation in exchange for promissory notes in the aggregate principal amount of $1,508,950; 198,900 shares of common stock; and 150.895 shares of Series A Preferred Stock and (iii) By-Word contributed its interest in the Partnership and the residual rights to certain intellectual property previously licensed to the Partnership in exchange for 5,398,770 shares of common stock. The shares of Series A Preferred Stock were subsequently canceled in exchange for which the prior holders of stock in Eighteen Wheeler received 929.105 shares of Series B Preferred Stock and 929.105 shares of Series C Preferred Stock, and the individual partners received 150.895 shares of Series B Preferred Stock. As a result of the foregoing transactions, Eighteen Wheeler became a wholly-owned subsidiary of HM Holding Corporation. FBR and the Partnership were merged with and into Eighteen Wheeler, and the name of the surviving corporation was changed to HighwayMaster Corporation. By virtue of the merger, HighwayMaster Corporation became the successor in interest to the Partnership. These transactions are collectively referred to as the "Recapitalization."

    In connection with the Recapitalization, the Company paid an aggregate of $733,000 in transaction and legal fees which were charged to earnings during 1994. Approximately $465,000 of these fees were paid to a stockholder of the Company.

    From February 4, 1994 to December 31, 1994, certain stockholders of the Company contributed a total of $35.0 million in cash in exchange for the Company's common stock and notes payable (see Note 8).

    In February 1995, HM Holding Corporation changed its name to HighwayMaster Communications, Inc. (the "Company"). Since the operations were conducted solely by the Partnership and the Company and no other party to the Recapitalization conducted operating activities, there was no change in the historical cost basis of the Company's assets and liabilities. Unless otherwise stated, references to the "Company" shall include HighwayMaster Communications, Inc. (formerly HM Holding Corporation) and its subsidiary and its predecessors, including the Partnership.

BUSINESS OVERVIEW

    From April 24, 1992 (inception) through June 1993, the Company was in the development stage and its primary activities related to the design and development of its products. The Company began selling its products in the third quarter of 1993.

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

    In the fourth quarter of 1996, the Company entered into a strategic business alliance with Prince ("Prince") to develop and provide AutoLink service for motorists in the United States and Canada. The basic AutoLink product will provide an intelligent communications link from the car to an information services complex in order to provide emergency assistance, roadside assistance and information services to the occupants of the car, including remote tracking of stolen or missing vehicles. HighwayMaster will be responsible for managing the network, providing software for the intelligent mobile unit in the car, assisting in managing various information services providers and billing the customer. The AutoLink business alliance is currently in its preliminary stages and no revenues will be realized by the Company from AutoLink in 1997.

 2.  STOCK SPLIT

    On May 26, 1995, the Company's board of directors authorized, and a majority of stockholders approved, a one thousand nine hundred and fifty-for-one (1,950 for 1) common stock split effected in the form of a stock dividend, payable to shareholders of record on May 26, 1995. The stock split has been given retroactive effect to January 1, 1994 (the year in which the Recapitalization to a corporate structure took place) in the accompanying financial statements.

 3.  COMPLETION OF INITIAL PUBLIC OFFERING AND NOTE EXCHANGE

    On June 28, 1995, the Company completed its initial public offering (the "Offering") of 4,000,000 shares of common stock at a price of $19.75 per share. Proceeds from the Offering totaled $72,774,000, net of underwriters' discounts and other offering expenses totaling $6,226,000.

    A portion of the proceeds from the Offering was used to retire notes payable to related parties in the aggregate principal amount of $27,239,000 (see Note 8). In addition, 529,332 shares of common stock were issued to retire notes payable to related parties (the "Note Exchange") in the aggregate principal amount of $10,454,000. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $6,980,000, were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include those of HighwayMaster Communications, Inc. and HighwayMaster Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

ESTIMATES INHERENT IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenues from equipment sales and licensing of equipment software are generally recognized at the time the Units are shipped to customers. In certain cases the Company has installed Units in customers' trucks on a trial basis, permitting customers to return the Units with limited or no penalty. In such cases, the Company recognizes revenue when the trial period expires. Revenues generated from voice and data communications services are recognized upon customer usage. Until 1996, AT&T invoiced and collected payments from all of the Company's customers for voice and data communication services associated with the Company's equipment. The Company records as revenue an amount equal to the payments received from AT&T, and the remainder of these service charges, including amounts for call processing, enhanced long distance services and customer collection fees, is retained by AT&T under the terms of the AT&T Contract (see Note 11). Beginning in the third quarter of 1996, the Company started providing customer billing, credit and collection activities for voice and data communication services for certain customers.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less. Such investments consist of short-term commercial paper, U.S. Government and U.S. Government Agency obligations, and money-market accounts. The Company has approximately $19,500,000 of cash and cash equivalents in excess of FDIC insured limits at December 31, 1996. The Company has not experienced any losses on its cash and cash equivalents.

BUSINESS AND CREDIT CONCENTRATIONS

    The majority of the Company's business activities and related accounts receivable are with customers in the interstate trucking industry. The receivables generated from equipment sales are generally secured by the respective Units shipped to the customer. Allowances have been provided for amounts which may eventually become uncollectible and to provide for any disputed charges. No customer accounted for more than 10% of total consolidated revenues for the years ended December 31, 1996 and 1995. During 1994, one interstate trucking company accounted for approximately $2.8 million, or 21%, of total consolidated revenues.

INVENTORY

    Inventory consists primarily of component parts and finished products which are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which range from three to five years. Maintenance and repairs are charged to operations while renewals or betterments are capitalized.

ACCRUED LOSS ON SHORT-TERM CONTRACTS

    The Company contracts with existing customers to upgrade previously installed earlier generation Mobile Communication Units to current generation Units. In the event the cost of the equipment to be provided for upgrade contracts is expected to exceed the sum of the upgrade contract price and the estimated fair market value of the equipment to be returned as a result of the upgrade, a loss is recognized.

RESEARCH AND DEVELOPMENT COSTS

    The Company expenses research and development costs as incurred. During 1996, 1995 and 1994, the Company expensed $1,294,000, $1,539,000 and
$1,211,000 in research and development costs for hardware and software that are reflected in Engineering Expenses in the Consolidated Statements of Operations.

SOFTWARE DEVELOPMENT COSTS

    Purchased computer software costs are amortized using the straight-line method over expected useful lives which range from 18 to 60 months. Payments to the Company's service providers for software enhancements, to which the service providers retain ownership, are capitalized as software development costs. These costs are amortized over the lives of the service contracts, varying from 12 to 36 months.

    Costs related to the research, design and development of computer software are charged to research and development expense as incurred. During 1996, 1995, and 1994, the Company expensed $673,000, $804,000, and $330,000, respectively, in research and development costs that are reflected in Engineering Expenses in the Consolidated Statements of Operations. Software development costs that meet the capitalization requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" are capitalized. Software development costs are amortized using the straight line method over eighteen months or the estimated economic life of the product, whichever is less.

    As of December 31, 1996 and 1995, the unamortized portion of computer software costs was $873,000 and $1,199,000, respectively. Amortization of such costs charged to expense during 1996, 1995, and 1994 was $504,000, $278,000, and $223,000, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. During 1996, 1995, and 1994 the Company expensed $1,637,000, $2,041,000 and $941,000, respectively, in advertising costs that are reflected in Sales and Marketing Expenses in the Consolidated Statements of Operations.

INCOME TAXES

    The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"). Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

EARNINGS PER SHARE

    Net loss per share for the years ended December 31, 1996 and 1995 ("primary loss per share") was computed by dividing the net loss, increased by the accretion of discount on the Series B Preferred Stock ($1,831,000 and $1,977,000 in 1996 and 1995, respectively), by the weighted average number of shares outstanding during the year.

    Stock options granted with exercise prices below the $19.75 initial public offering price and shares of common stock issued during the twelve-month period preceding the initial filing date of the Offering have been included in the calculation of weighted average shares outstanding through the date of the Offering (June 28, 1995). The stock options were included in the calculation of common stock equivalents using the treasury stock method. Stock options are excluded from the calculation of weighted average shares outstanding subsequent to the date of the Offering since their effect would be anti-dilutive.

    Pro forma net loss per share (unaudited) was computed by dividing the pro forma net loss for the year ended December 31, 1994 by the pro forma weighted
average number of shares outstanding during the year.   Pro forma net loss
was calculated by increasing the net loss for 1994 by $1,481,000, representing interest expense on the $10.8 million of notes payable related to the Recapitalization for the period January 1, 1994 to February 4, 1994 ($134,000) and the accretion of discount on the Series B Preferred Stock for the period from January 1, 1994 to December 31, 1994 ($1,347,000). The pro forma weighted average number of shares was calculated assuming that all shares issued in the Recapitalization were issued as of January 1, 1994.

    Supplemental net loss per share (unaudited) is presented below to show what loss per share would have been for 1996 assuming the shares issued in September 1996 to retire indebtedness and the Series B Preferred Stock had been issued as of January 1, 1996 and the associated indebtedness and Series B Preferred Stock had been retired as of January 1, 1996. Supplemental net loss per share (unaudited) for the year ended December 31, 1996 is based on the weighted average number of shares of common stock used in the primary loss per share calculation plus the number of additional weighted average shares (1,384,648) that would have been outstanding had $12,662,000 of indebtedness and $10,800,000 of Series B Preferred Stock been retired at January 1, 1996. For the purposes of computing supplemental net loss per share (unaudited), the net loss for the year ended December 31, 1996 was increased by $1,831,000 for the accretion of discount on the Series B Preferred Stock and was reduced by $1,659,000 and $1,831,000 for the interest expense on the indebtedness and the accretion of discount on the Series B Preferred Stock, respectively. Supplemental net loss per share (unaudited) for the year ended December 31, 1996 is as follows:

    Supplemental net loss before extraordinary item                 ($1.17)
    Extraordinary item                                                (.01)
                                                                    ------
    Supplemental net loss per share                                 ($1.18)
                                                                    ------
                                                                    ------
    Weighted average number of shares outstanding used
      in the supplemental net loss per share calculation        24,147,512
                                                                ----------
                                                                ----------


FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

RECLASSIFICATIONS

    Certain operating expenses for 1994 and 1995 have been reclassified to conform to the 1996 presentation.

5.   LEASING OPERATIONS

    The Company leases its products to certain customers with terms ranging from three to five years. The related contracts are accounted for as sales-type leases. As of December 31, 1996, minimum future lease payments expected to be received were:

    1997                                           $  513,000
    1998                                              513,000
    1999                                              445,000
    2000                                              154,000
                                                   ----------
      Total minimum future lease payments           1,625,000
    Less: unearned interest income                   (157,000)
                                                   ----------
      Total receivable balance                     $1,468,000
                                                   ----------
                                                   ----------

    Of the receivable balance above, $423,000 is included in other short-term receivables and $1,045,000 is included in long-term receivables in the Consolidated Balance Sheet at December 31, 1996.

    In March 1997, a customer who represents $1,239,000 of the total receivable balance notified the Company that it intended to terminate its long-term lease commitment. Although the lease agreement contains termination penalties, the Company believes that it may be necessary to write-off a portion of the receivable as a result of the lease termination. The Company estimates that the amount of the write-off may range from approximately $500,000 to $1,000,000, although the Company is continuing to evaluate its position under the lease and no final decision has been reached. No provision for loss has been recorded in the Consolidated Financial Statements.

6.  INVENTORY

    Inventory consisted of the following:

                                                       DECEMBER 31
                                              ------------------------------
                                                 1996                1995
                                              ----------          ----------
    Complete systems                          $1,265,000          $1,968,000
    Component parts                            2,193,000           2,231,000
                                              ----------          ----------
                                              $3,458,000          $4,199,000
                                              ----------          ----------
                                              ----------          ----------

    During 1996, the Company recorded a write-down of approximately $1.9 million to adjust the carrying value of used earlier generation mobile unit component parts inventory to its estimated net realizable value.

7.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                       DECEMBER 31
                                              ------------------------------
                                                 1996                1995
                                              ----------          ----------
    Machinery and equipment                   $2,234,000          $1,692,000
    Vehicles                                     370,000             370,000
    Computers and office equipment             2,087,000           1,166,000
    Network Services Center                    4,841,000                 ---
    Construction-in-progress                         ---           1,499,000
                                              ----------          ----------
                                               9,532,000           4,727,000
    Less: accumulated depreciation            (1,776,000)           (800,000)
                                              ----------          ----------
                                              $7,756,000          $3,927,000
                                              ----------          ----------
                                              ----------          ----------

    Total depreciation expense charged to operations during 1996, 1995 and 1994 was $1,041,000, $395,000 and $296,000, respectively.

8.   NOTES PAYABLE TO RELATED PARTIES

    As a part of the Recapitalization, the Company issued promissory notes in the amount of $10.8 million, 13,650,000 shares of common stock, 1,080 shares of Series B Preferred Stock and 929 shares of Series C Preferred Stock (see
Note 1).

    Also as part of the Recapitalization, the holders of the stock of Eighteen Wheeler contributed such stock to the Company in exchange for notes in the aggregate principal amount of approximately $9.3 million, 8,052,330 shares of common stock and 929.1 shares of Series A Preferred Stock; individual partners contributed their interest in the Partnership to the Company in exchange for notes in the aggregate principal amount of approximately $1.5 million, 198,900 shares of common stock and 150.895 shares of Series A Preferred Stock; and By-Word contributed its interest in the Partnership and the residual rights to certain intellectual property previously licensed to the Partnership in exchange for 5,398,770 shares of common stock. The Company also entered into a Subscription Agreement dated February 4, 1994 (the "Subscription Agreement") providing for the sale by the Company of up to $45 million aggregate principal amount of promissory notes and up to an aggregate of 5,850,000 shares of common stock of the Company. Pursuant to the Subscription Agreement, (i) on February 4, 1994, the Company issued $10.0 million aggregate principal amount of promissory notes and 975,000 shares of common stock of the Company for $10.0 million;
(ii) on March 28, 1994, the Company issued $20.0 million aggregate principal amount of promissory notes and 2,437,500 shares of common stock for $20.0 million; and (iii) on October 17, 1994, the Company issued $5.0 million aggregate principal amount of promissory notes and 741,848 shares of common stock for $5.0 million. The coupon interest rate on the outstanding principal amount of the notes was 8% per annum. The notes were discounted using an effective borrowing rate of approximately 18%.

    Pursuant to the Note Exchange Agreement entered into in May 1995, the Company and noteholders agreed to modify the requirements for repayment of the notes upon closing of a public offering. Accordingly, upon completion of the Offering (see Note 3) (i) 50% of the outstanding principal amount of the notes held by members of the Carlyle Group, Clipper and Chase were paid in cash from proceeds of the Offering, an aggregate of $5.0 million of the principal amount of such notes were exchanged for common stock at the Offering price (but not registered for sale in the Offering), and the remaining principal balance of the notes held by such noteholders continue to be held by such noteholders after the Offering; (ii) 50% of the outstanding principal amount of the notes held by Erin Mills affiliates were paid in cash from the proceeds of the Offering, and the remaining principal balance of the notes held by Erin Mills affiliates were exchanged for common stock at the Offering price (but not registered for sale in the Offering); (iii) 50% of the notes held by Mr. Folsom and Mr. Hayes were paid in cash from the proceeds of the Offering, and the remaining principal balance of the notes held by Mr. Folsom and Mr. Hayes were exchanged for common stock at the Offering price (but not registered for sale in the Offering) and; (iv) the maturity date for the principal amount of the notes was changed to December 31, 1996.

    In April 1995, May 1995 and June 1995, certain stockholders of the Company, other than certain management stockholders, entered into Note Purchase Agreements with the Company pursuant to which such stockholders purchased pro rata, in proportion to their stock ownership, short-term 9% promissory notes from the Company in the aggregate principal amount of $1.6 million, $1.4 million and $1.1 million, respectively. These notes, together with accrued interest thereon, were repaid in June, 1995 with proceeds from the Offering.

    Pursuant to the Note Exchange Agreement and the Note Purchase Agreements an aggregate principal amount of $27,239,000 of notes payable to related parties were repaid with proceeds from the Offering. In addition, 529,332 shares of common stock were issued to retire notes payable to related parties (the "Note Exchange") in the aggregate principal amount of $10,454,000. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $6,980,000 were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

    After the above repayments, $12,662,000 principal amount of notes payable to related parties remained outstanding at December 31, 1995. These notes had an 8% per annum coupon rate and a maturity date of December 31, 1996.
The notes were discounted using an effective borrowing rate of approximately
18%.

    On March 29, 1996, the Company and the noteholders entered into a Note Extension Option Agreement (the "Extension Option"). Under the Extension Option, the Company had the unilateral right to elect to extend the maturity date of the notes to June 30, 1997. Because of the availability of the Extension Option to the Company, the notes were classified as a long-term liability at December 31, 1995.

    On September 27, 1996, the Company, the Erin Mills Stockholders, the Carlyle Stockholders and certain other holders of outstanding securities of the Company entered into a Recapitalization Agreement (the "1996 Recapitalization Agreement"), and consummated the 1996 Recapitalization Transactions contemplated thereby. In particular, upon the terms and conditions set forth in the 1996 Recapitalization Agreement, (i) the Company repaid in full the principal amount of and interest accrued on certain promissory notes in the aggregate principal amount of $5.0 million executed in favor of an Erin Mills Stockholder in order to repay certain advances made by such Erin Mills Stockholder in August and September 1996 to enable the Company to meet its short-term working capital and other requirements,
(ii) the Company issued an aggregate of 800,000 shares of Common Stock to two Erin Mills Stockholders in exchange for aggregate cash payments in the amount of $10.0 million, (iii) the Company issued an aggregate of 864,000 shares of Common Stock to three Erin Mills Stockholders and two other persons in exchange for the surrender to the Company for cancellation of all outstanding shares of Series B Preferred Stock, (iv) the Company paid to the Carlyle Stockholders a portion of the accrued and unpaid interest on certain promissory notes in the aggregate principal amount of $12,662,000 (the "Carlyle Notes") executed in favor of the Carlyle stockholders, and (v) the Company issued an aggregate of 1,018,018 shares of Common Stock in exchange for the surrender of the Carlyle Notes for cancellation. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $317,000, were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

9.  INCOME TAXES

    As discussed in Note 1, the Company's predecessor business activities prior to February 4, 1994 were conducted as a Partnership which was not subject to income tax. The profits and losses of the Partnership were reflected on the tax returns of the individual partners. Accordingly, the financial statements of the Partnership for periods prior to February 4, 1994 do not include any provision for income taxes.

    Effective with the Recapitalization on February 4, 1994, the Company became a corporation and the consolidated financial statements reflect the tax effects of the Company's activities from that date. The tax effects for the period January 1 to February 4, 1994 and arising from the Company's conversion to a corporation on February 4, 1994 were not material.

    The components of the Company's net deferred tax asset were as follows:

                                                 DECEMBER 31
                                       ------------------------------
                                           1996              1995
                                       ------------      ------------
Deferred tax assets
  Step-up of tax basis in assets        $ 1,543,000       $ 1,183,000
  Research and development credit           254,000           340,000
  Accrued warranty                           93,000           298,000
  Recapitalization costs                    266,000           369,000
  Allowance for doubtful accounts           263,000           277,000
  Accrued interest                          332,000           590,000
  Inventory                                 104,000           146,000
  Accrued vacation                           67,000            89,000
  Net operating loss carryforwards       32,352,000        18,457,000
                                       ------------      ------------
  Gross deferred tax assets              35,274,000        21,749,000
  Valuation allowance                   (34,745,000)      (21,551,000)
                                       ------------      ------------
  Net deferred tax asset                    529,000           198,000
Deferred tax liability
  Depreciation                             (460,000)         (158,000)
  Other                                     (69,000)          (40,000)
                                       ------------      ------------
Net deferred tax asset                 $        ---      $        ---
                                       ------------      ------------
                                       ------------      ------------


         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                 DECEMBER 31
                                 ------------------------------------------
                                     1996           1995           1994
                                 ------------    -----------    -----------
Income tax benefit at
  Federal statutory rate         $(10,220,000)   $(8,784,000)   $(8,800,000)
Net operating losses not
  benefitted                       10,146,000      8,735,000      8,761,000
Other                                  74,000         49,000         39,000
                                 ------------    -----------    -----------
    Income tax benefit           $        ---    $       ---    $       ---
                                 ------------    -----------    -----------
                                 ------------    -----------    -----------

    At December 31, 1996, the Company had net operating loss carryforwards aggregating approximately $95.2 million which expire in various years between 2007 and 2011. Due to the issuance of certain notes payable in connection with the Recapitalization discussed in Note 8, there was a change in ownership under the Internal Revenue Code which limits the annual utilization of these carryforwards and will cause some amount of the carryforwards to expire unutilized. Any additional changes in ownership subsequent to the Recapitalization could also result in additional limitations of loss carryforwards.

10.  PARTNERS'/STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

ISSUANCE OF SERIES D PREFERRED STOCK

    On September 27, 1996, the Company and Southwestern Bell Wireless Holdings, Inc. ("SBW"), a wholly owned subsidiary of SBC Communications Inc. ("SBC"), consummated certain transactions, including but not limited to (i) the issuance of 1,000 shares of a new series of preferred stock, par value $0.01 per share, designated as Series D Participating Convertible Preferred Stock ("Series D Preferred Stock") in consideration of a cash payment in the amount of $20.0 million and (ii) the issuance to SBW of certain Warrants.

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

    Each outstanding share of Class B Common Stock will be convertible into 1,600 shares of Common Stock at the option of SBW. The holders of Class B Common Stock will be entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock will generally have identical voting rights and will vote together as a single class, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them are then convertible. In addition, the holders of Class B Common Stock will be entitled to elect one director of the Company (or two directors if SBW and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and will have the right to approve certain actions on the part of the Company.

    The Warrants issued to SBW entitle the holder thereof to purchase (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and
(ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share. The Warrants will expire on September 27, 2001.

SERIES B PREFERRED STOCK

    As part of the Recapitalization described in Note 1, the Company issued 1,080 shares of its Series A Preferred Stock. On February 28, 1994, all shares of the Series A Preferred Stock were reacquired by the Company and the respective holders were issued shares of Series B and Series C Preferred Stock. The Preferred Stock was recorded at its fair value as of the date of issuance. The Series C Preferred Stock was canceled in 1995.

    The Series B Preferred Stock was required to be redeemed by the Company at a price of $10,000 per share ($10,800,000 in the aggregate) if the purchasers of the notes and common stock under the Subscription Agreement had realized a certain required return (as defined) on their investment in the Company. In contemplation of the transactions consumated on September 27, 1996, it was determined that the Series B Preferred Stock would qualify for redemption at its maturity date, February 4, 1997. Accordingly, the Series B Preferred Stock was extinguished pursuant to the 1996 Recapitalization Agreement by the issuance of 864,000 shares of Common Stock (see Note 8).

SETTLEMENT AGREEMENT AND BY-WORD EXCHANGE AGREEMENT

    In connection with a lawsuit brought by a former employee of By-Word and the employee's spouse (collectively, the "Plaintiffs") against By-Word, the Company and certain of its stockholders and affiliates (collectively, the "Defendants"), in which the Plaintiffs alleged certain claims for, among other things, breach of employment and personal injury, the Plaintiffs entered into a Compromise Settlement and Mutual Release, in September 1994 (the "Settlement Agreement"), pursuant to which the plaintiffs rescinded the original purchase of the shares of By-Word, and the Plaintiffs settled all claims against the Defendants in exchange for $1,653,000 (the "Settlement Amount"). The Company loaned By-Word the Settlement Amount pursuant to a promissory note dated September 30, 1994, in the amount of $1,653,000 (the "By-Word Note") to pay the Plaintiffs under the Settlement Agreement.

    Pursuant to an agreement dated October 1, 1994, between the Company and By-Word (the "By-Word Exchange Agreement"), By-Word contributed 5,398,770 shares of the Company's common stock to the Company in exchange for which the Company issued 5,086,773 shares of the Company's common stock to By-Word and assumed By-Word's obligations under the By-Word Note. The Company recorded the transaction as an increase in treasury shares. The obligations assumed from By-Word by the Company were in excess of the fair value of the stock received; therefore, the amount of $1,106,000 of obligations assumed over the fair value of the stock was recorded as an expense that is reflected in General and Administrative Expenses in the 1994 Consolidated Statement of Operations. By-Word instituted dissolution proceedings on November 30, 1994 and distributed its shares of common stock of the Company then held by By-Word pro rata to the former shareholders by By-Word.

INCENTIVE PLAN AND OTHER

    Pursuant to a 1994 Stock Option Plan, as amended,(the "Plan") options may be granted to employees for the purchase of an aggregate of up to 2,474,462 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code of 1986, as amended, may be granted under the Plan. Options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method provided by SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                                1996              1995
                                            ------------      -------------
Net loss                    As reported     $(30,060,000)     $(33,377,000)
                            Pro forma       $(30,584,000)     $(33,458,000)

Primary net loss per share
                            As reported     $      (1.40)     $      (1.73)
                            Pro forma       $      (1.42)     $      (1.74)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1996 and 1995:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                                1996                1995
                                                ----                ----
Dividend                                          --                  --
Expected volatility                            74.02%              70.90%
Risk free rate of return                        6.24%               6.80%
Expected life in years                          6.00                6.00

    A summary of the status of the Companys's Plan as of December 31, 1996, 1995 and 1994, and changes during the years ended on those dates is presented below:

                                         1996                       1995                        1994
                                         ----                       ----                        ----
                                        Weighted                   Weighted                   Weighted
                                        Average                    Average                     Average
                                        Exercise                   Exercise                   Exercise
                             Shares      Price       Shares         Price       Shares         Price
                             ------      -----       ------         -----       ------         -----

Outstanding at
   beginning of year        1,974,462     $7.58    1,947,144         $7.58            --           --
Granted                       266,000      7.73       27,318          7.58      1,947,144       $7.58

Exercised                    (134,848)     7.59           --            --            --           --

Forfeited                     (62,316)     7.62           --            --            --           --
                            ---------     -----     ---------         -----     ---------       -----
Outstanding at
   end of year              2,043,298     $7.61     1,974,462         $7.58     1,947,144       $7.58
                            ---------     -----     ---------         -----     ---------       -----
                            ---------     -----     ---------         -----     ---------       -----

Options exercisable
  at end of year            1,565,165     $7.58     1,496,496         $7.58     1,338,994       $7.58
                            ---------     -----     ---------         -----     ---------       -----
                            ---------     -----     ---------         -----     ---------       -----

Weighted average
  value of options granted
  during the year                         $5.51                      $12.77
                                          -----                      ------
                                          -----                      ------


     The following table summarizes information about stock options outstanding under the Plan at December 31, 1996:

                                        Options               Options
                                     Outstanding            Exercisable
                                     -----------            -----------

Number of options                      2,043,298               1,565,165
Range of exercise prices          $7.58 to $7.75          $7.58 to $7.75
Weighted average remaining
   contractual life in years                 3.8                     3.6
Weighted average exercise price            $7.61                   $7.58




    During April 1995, the Company granted options outside of the Plan to a director of the Company to purchase 3,798 shares of common stock. The options were immediately exercisable for a term of six years at a price of $7.58 per share. The fair value of the option grant was estimated to be approximately $12.79 per option on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividend yield; an expected life of six years; expected volatility of 70.09 percent; and a risk free interest rate of 7.00 percent. Approximately $32,000 was charged to compensation cost during 1995 for the options. All such options were unexercised at December 31, 1996.

RETIREMENT PLAN

    In December 1994, the Company established the 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. The Company did not make matching contributions to the Plan in either 1996, 1995 or 1994.

PARTNER'S DEFICIT AND OTHER

    Capital account allocations for financial reporting purposes, which are different than capital account allocations for tax purposes, reflect the net profits and losses from operations allocated each year as defined in the Partnership Agreement.

11. TERMINATION OF AT&T CONTRACT

         The Company and AT&T were parties to a contract (the "AT&T Contract") under which AT&T provided enhanced call processing, data management services and long-distance network transport services through a switching complex owned and operated by AT&T. The AT&T Contract was terminated by AT&T effective June 29, 1996. However, AT&T continues to provide services for certain Company customers without a formal contract pursuant to AT&T's obligations with respect to its existing service agreements with such customers.

12.  COMMITMENTS AND CONTINGENCIES

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

         In September and October 1996, both the Company and AT&T filed additional claims against each other related to breach of contract and various tortious activities. AT&T seeks an injunction, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. The Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid and should be transferred from AT&T to the Company. The Company also brought Texas Deceptive Trade Practices Act ("DTPA") claims against AT&T and seeks actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added Lucent Technologies, Inc. ("Lucent") as an additional defendant, to which AT&T transferred certain of the patents at issue in the lawsuit.

   In November 1996, AT&T filed a Partial Motion to Dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November, 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. In December 1996, the Company filed a response to AT&T's partial motion to dismiss and a response to Lucent's motion to dismiss. A hearing on the parties' motions is currently scheduled for May 1997.

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

    The Company is involved in other litigation matters that normally arise in the course of conducting its business. These matters are not considered to be of a material nature nor would they have a material effect on the business activities or continued operations of the Company.

GTE AND EDS CONTRACTS

         A subsidiary of GTE, GTE Telecommunications Services, Inc. ("GTE-TSI"), and a subsidiary of Electronic Data Systems, Inc. ("EDS"), perform certain "clearinghouse" functions for the Company which include, among other things, validation and verification of roaming numbers and provision and routing of call delivery information. The Company's agreement with GTE-TSI expires in March 1998, with certain renewal options by the Company after that date. The agreement with GTE-TSI may be renewed by the Company for up to ten additional one-year terms after expiration at a reasonable price to be determined solely by GTE-TSI. The agreement with EDS expires in August 1998 with successive automatic renewal terms of one-year thereafter, unless terminated at the option of either party upon 60 days' notice prior to any expiration date. Another subsidiary of GTE, GTE MobileComm, indirectly provides a significant amount of cellular coverage for the HighwayMaster system and pays all cellular carriers in the HighwayMaster system for HighwayMaster, billing the Company on a monthly basis. The term of the current agreement with GTE MobileComm expires in March 1999. The aggregate future minimum payments associated with these agreements were as follows as of December 31, 1996:

             1997                               $1,080,000
             1998                                  680,000
             1999                                  120,000
                                                ----------
                                                $1,880,000
                                                ----------
                                                ----------

    Costs related to these contracts are included as cost of service revenues in the Consolidated Statements of Operations.

EMPLOYMENT AGREEMENTS

    Two officers of the Company entered into employment contracts with HighwayMaster Corporation effective February 1994 and continuing through the fifth anniversary of the consummation of the Offering (see Note 3), unless terminated earlier in the event of death, permanent disability, for "cause" or, under certain conditions, voluntarily. Under the employment contracts, either HighwayMaster Corporation or the individuals may terminate employment, without liability, at any time after February 1996 upon one year's written notice to the other party. The terms of the contracts provide for an annual base salary ($399,300 at December 31, 1996) for each officer, with annual increases each year equal to 10%. Each officer shall also receive annual bonuses during the term of his contract, calculated as defined in the contracts. In addition, the officers may receive discretionary bonuses at the sole discretion of the board of directors of HighwayMaster Corporation. During 1996, 1995 and 1994, no bonuses were earned by the employees. The employment contracts provide for a severance payment equal to the remaining amount of salary payable under the contract in the event of termination other than for "cause". The employment contracts also provide that each of the officers is subject to a covenant not to compete during the period that compensation is paid under his employment agreement and for 24 months thereafter.

    A third officer of the Company entered into an employment contract with HighwayMaster Corporation effective November 1994 and continuing through the fifth anniversary of the consummation of the Offering, unless terminated earlier in the event of death, permanent disability, for "cause" or, under certain conditions, voluntarily. Pursuant to the employment contract, the officer receives an annual base salary ($302,500 at December 31, 1996), with annual increases, annual bonuses and discretionary bonuses set on similar terms as above. During 1996, 1995 and 1994 no such bonuses were earned. In the event of a termination of employment by the Company with notice or by the officer due to the Company's breach, the officer will be entitled to the remaining amount of salary and the minimum bonus that would be payable under the employment contract absent the termination. In the event of a termination by the officer with notice (other than as set forth in the preceding sentence), the officer will be entitled to the salary payable for the remaining term of the contract or 90 days, whichever is less. Other than in the case of a termination by the officer due to a breach by the Company, or a termination by the Company with notice, the contract provides that the officer is subject to a covenant not to compete for a period of 12 months after the termination of his employment.

LEASES

    The Company leases certain office facilities and furniture and equipment under noncancelable operating leases. The future minimum lease payments associated with such leases were as follows as of December 31, 1996:


    1997                                       $1,056,000
    1998                                          699,000
    1999                                          141,000
    2000                                           50,000
    2001                                            8,000
                                               ----------
                                               $1,954,000
                                               ----------
                                               ----------


    During 1996, 1995, and 1994, total rent expense charged to operating expenses was approximately $1,388,000, $941,000, and $613,000, respectively.

PICKETT RACING CONTRACT

    The Company is obligated under a promotional Sports Car Club of America ("SCCA") racing team sponsorship agreement with Pickett Racing to pay ten consecutive monthly payments of $65,000 each, which commenced in January 1997.

TRUCKSTOPS OF AMERICA, INC. CONTRACT

    In June 1994, the Company entered into a three-year operating agreement with Truckstops of America, Inc. to sell, install, and service Mobile Communication Units through a national network of truckstop sites. Truckstops of America, Inc. is required to purchase minimum levels of inventory and parts for each sales location, and the Company is obligated to repurchase inventory in the event it becomes unsalable. At December 31, 1996, the amount of inventory subject to return was approximately $150,000.

CAPITAL EXPENDITURES

    The Company is committed to build another Network Switching Center
(the "additional Complex") in connection with its contract with Prince for the AutoLink product offering. Construction of the additional Complex is scheduled for the fourth quarter of 1997 at a cost estimated to range from $2.0 to $3.0 million.

13.  RELATED PARTY TRANSACTIONS

    In connection with the Recapitalization, the Company assumed the rights and obligations of the Partnership under a certain Agency Agreement, dated as of February 1, 1993, by and between the Partnership and Saunders, Lubinski & White, Inc. (the "Agency"). During 1996, 1995, and 1994, the Company paid $435,000, $1,405,000, and $1,231,000, respectively, under the Agency
Agreement, which includes the pass-through of actual third-party expenses incurred by the Agency on the Company's behalf. The Agency Agreement provides that in consideration for its advertising services, the Agency will receive a 5% profit based on the Agency's internal costs on all services provided to the Company, subject to future negotiation, in addition to actual third-party media, production and other reasonable expenses. The Agency Agreement may be terminated, with or without cause, at any time by either party, with 90 days' notice. An officer of the Company was a principal stockholder and officer of the Agency until January 1, 1997.

    The Company leases office space from a stockholder for $57,000 per month plus maintenance and repairs, at an average rate of $14.60 per square foot per year. Total rent paid under this agreement during 1996, 1995 and 1994 was approximately $699,000, $311,000, and $194,000, respectively.

    Two stockholders of the Company and certain of their affiliates own a minority interest in Truckstops of America, Inc. (see Note 12). During 1996, 1995 and 1994, the Company recorded revenues of approximately zero, $428,000 and $687,000, respectively, from sales to Truckstops of America, Inc.

14.  QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

    Unaudited consolidated quarterly results of operations for 1996 and 1995 are as follows (in thousands, except per share amounts):

                                  First         Second         Third            Fourth
1996                             Quarter        Quarter        Quarter          Quarter
----                             -------        -------        -------          -------
Total revenues                  $ 6,291        $ 7,581         $7,524          $9,305
Gross profit (loss) (1)           1,003          1,052          1,375          (1,260)
Operating loss                   (6,136)        (6,484)        (6,718)         (9,293)
Loss before
    extraordinary item           (6,368)        (6,899)        (7,463)         (9,013)
Extraordinary item                  ---            ---           (317)           ---
Net loss                         (6,368)        (6,899)        (7,780)         (9,013)
Primary loss per share: (2)
    Before extraordinary item    ($0.32)        ($0.34)        ($0.37)         ($0.36)
    Extraordinary item              ---            ---          (0.01)           ---
    Net loss                     ($0.32)        ($0.34)        ($0.38)         ($0.36)
Weighted average shares
    outstanding                   22,022         22,035         22,178         24,801


1995
----

Total revenues                  $ 5,681        $ 6,032        $ 7,654         $ 7,487
Gross profit (loss)                (238)           226            472            (508)
Operating loss                   (5,432)        (4,826)        (5,175)         (6,782)
Loss before
    extraordinary item           (7,243)        (6,786)        (5,268)         (7,100)
Extraordinary item                  ---         (6,980)           ---            ---
Net loss                         (7,243)       (13,766)        (5,268)         (7,100)
Primary loss per share: (2)
    Before extraordinary item    ($0.41)        ($0.39)        ($0.26)         ($0.34)
    Extraordinary item              ---         ($0.37)           ---            ---
    Net loss                     ($0.41)        ($0.76)        ($0.26)         ($0.34)
Weighted average shares
    outstanding                   18,711         18,820         22,022         22,022


(1) Fourth quarter includes $1,943,000 inventory writedown related to used earlier generation mobile unit component parts.

(2) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

                                                                   SCHEDULE II

                       HIGHWAYMASTER COMMUNICATIONS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITONS
                                       BALANCE AT     CHARGED TO
                                      BEGINNING OF     COSTS AND                                BALANCE AT
DESCRIPTION                              PERIOD        EXPENSES     DEDUCTIONS      OTHER      END OF PERIOD
-----------                           ------------    ----------    ----------     -------     -------------
Year ended December 31, 1994
  Allowance for doubtful accounts    $         0         217,000             0           0      $   217,000
  Inventory reserves                           0       1,828,000    (1,658,000)          0          170,000
  Valuation allowance against
    deferred tax asset                         0      12,490,000             0           0       12,490,000

Year ended December 31, 1995
  Allowance for doubtful accounts        217,000         604,000        (6,000)          0          815,000
  Inventory reserves                     170,000         551,000      (291,000)          0          430,000
  Valuation allowance against
    deferred tax asset                12,490,000       9,061,000             0           0       21,551,000


Year ended December 31, 1996
  Allowance for doubtful accounts        815,000         160,000      (201,000)          0          774,000
  Inventory reserves                     430,000       2,223,000      (405,000)          0        2,248,000
  Valuation allowance against
    deferred tax asset               $21,551,000      12,816,000             0     378,000      $34,745,000

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                                TITLE
-------                               -----
 3.1    --  Certificate of Incorporation of the Company, as amended.(1)

 3.2    --  Form of Amended By-Laws of the Company.(7)

 4.1    --  Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

 4.2    --  Warrant Certificate, dated September 27, 1996, issued to SBW.
            (7)

 4.3    --  Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle
            Stockholders and the other persons named therein. (7)

 4.4    --  Amended and Restated Stockholders' Agreement, dated September
            27, 1996, by and among the Company, SBW, the Erin Mills
            Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein. (7)

10.1    --  License Agreement, dated April 23, 1992, by and between Voice
            Control Systems and the Company (as successor to By-Word
            Technologies, Inc.)(1)

10.2    --  Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc.(1)

10.3    --  Employment Agreement, dated February 4, 1994, by and between
            HighwayMaster Corporation and William C. Kennedy, Jr., as amended.(1)(5)

10.4    --  Employment Agreement, dated February 4, 1994, by and between
            HighwayMaster Corporation and William C. Saunders, as amended.(1)(5)

10.5    --  Employment Agreement, dated November 23, 1994, by and between
            HighwayMaster Corporation and Gordon D. Quick.(1)(5)

10.6    --  Amended and Restated 1994 Stock Option Plan of the Company,
            dated February 4, 1994, as amended.(1)(5)(6)

10.7    --  Purchase Agreement, dated September 27, 1996, between the
            Company and SBW. (7)

10.8    --  Mobile Communications (Voice and Data) Services Agreement,
            dated as of July 15, 1993, between the Company and EDS
            Personal Communications Corporation, as amended.(1)(2)

10.9    --  Services Agreement, dated March 14, 1995, between the Company and GTE Telecommunications Services Incorporated.(1)(2)

10.10   --  Agreement, dated March 20, 1996, between the Company and
            GTE-Mobile Communications Service Corporation.(3)(4)

10.11   --  Agreement, dated June 8, 1994, between the Company and
            Truckstops of America, Inc.(1)

10.12   --  Amendment dated November 16, 1995 to that certain Mobile
            Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
            Communications Corporation.(3)(4)

10.13   --  Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation.(1)

10.14   --  Product Development Agreement, dated December 21, 1995, between the Company and IEX  Corporation.(3)(4)

10.15   --  Technical Services Agreement, dated September 27, 1996, between the HM Corporation and SBW.(7)



10.16   --  Letter Agreement, dated February 19, 1996, between the
            Company and IEX Corporation.(3)

10.17   --  Form of Adoption Agreement, Regional Prototype Cash or
            Deferred Profit-Sharing Plan and Trust Sponsored by McKay
            Hochman Co., Inc., relating to the HighwayMaster
            Corporation 401(k) Plan.(1)

10.18   --  Agreement dated December 3, 1996, between the Company and
            Pickett Racing.(9)

11      --  Statement re Computation of Per Share Earnings.(9)

21      --  Subsidiaries of the Registrant.(1)

23.1    --  Consent of Price Waterhouse LLP.(9)

27      --  Financial Data Schedule(9)

----------------------
(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.

(2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.

(3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.

(8) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1996.

(9)  Filed herewith.