Form 10-Q
period 1997-03-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1997-05-14
CIK 944400

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 1997
                                         --------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period from _______________ to _______________

                    Commission file number 0-26140

                     HIGHWAYMASTER COMMUNICATIONS, INC.
         -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


               DELAWARE                                 51-0352879
    -------------------------------        -----------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


     16479 Dallas Parkway, Suite 710, Dallas, Texas               75248
     ----------------------------------------------             ---------
       (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code  (214) 732-2500
                                                        --------------
                             Not Applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding as of
    Title of each class                                 May 9, 1997
-----------------------------               ----------------------------------
Common Stock, $.01 par value                             24,853,808

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                   Form 10-Q

                                     INDEX


                                                                         PAGE
                                                                        NUMBER

PART I.   FINANCIAL INFORMATION


Item 1    Consolidated Financial Statements:

          Consolidated Balance Sheets at March 31, 1997
            and December 31, 1996                                          1

          Consolidated Statements of Operations for the
            three months ended March 31, 1997 and 1996                     2

          Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996                           3

          Consolidated Statement of Changes in Stockholders'
            Equity for the three months ended March 31, 1997               4

          Notes to Consolidated Financial Statements                       5-6


Item 2    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  7-8



PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                9

Item 2    Changes in Securities                                            9

Item 3    Defaults Upon Senior Securities                                  9

Item 4    Submission of Matters to a Vote of Security Holders              9

Item 5    Other Information                                                9

Item 6    Exhibits and Reports on Form 8-K                                 9

Signatures                                                                 10

                         PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                    March 31,      December 31,
                                                       1997            1996
                                                   ---------       ------------
Current assets:
  Cash and cash equivalents                        $  14,065        $  19,725
  Accounts receivable, net                             9,681            8,537
  Other short-term receivables                           580              919
  Inventory                                            2,785            3,458
  Prepaid expenses                                       212              231
                                                   ---------        ---------
      Total current assets                            27,323           32,870
  Property, plant and equipment, net                   7,875            7,756
  Long-term receivables                                  387            1,045
  Deposits                                               308              309
  Other assets                                         1,129              949
                                                   ---------        ---------
      Total assets                                 $  37,022        $  42,929
                                                   ---------        ---------
                                                   ---------        ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $   4,604        $   3,450
  Telecommunications costs payable                     2,883            2,805
  Accrued warranty                                       265              273
  Accrued loss on short-term contracts                   367              570
  Other current liabilities                            1,492            1,167
                                                   ---------        ---------
      Total current liabilities                        9,611            8,265
                                                   ---------        ---------
Stockholders' equity:
  Preferred stock                                        ---              ---
  Common stock                                           252              251
  Additional paid-in capital                         144,949          144,829
  Accumulated deficit                               (117,243)        (109,869)
  Treasury stock                                        (547)            (547)
                                                   ---------        ---------
      Total stockholders' equity                      27,411           34,664
                                                   ---------        ---------
      Total liabilities and stockholders' equity   $  37,022        $  42,929
                                                   ---------        ---------
                                                   ---------        ---------


          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                 Three months ended
                                                     March 31,
                                                 -------------------
                                                   1997        1996
                                                 -------     -------
Revenues:
  Product                                        $ 5,832     $ 2,771
  Service                                          5,058       3,520
                                                 -------     -------
      Total revenues                              10,890       6,291
                                                 -------     -------
Cost of revenues:
  Product                                          4,998       2,730
  Service                                          3,607       2,558
                                                 -------     -------
      Total cost of revenues                       8,605       5,288
                                                 -------     -------
Gross profit                                       2,285       1,003
General and administrative expenses                4,098       2,129
Sales and marketing expenses                       2,092       2,284
Engineering expenses                               1,117         841
Customer service expenses                          2,515       1,885
                                                 -------     -------
  Operating loss                                  (7,537)     (6,136)
Interest income                                      163         306
Interest expense to related parties                  ---        (538)
                                                 -------     -------
  Loss before income taxes                        (7,374)     (6,368)
Income tax provision                                 ---         ---
                                                 -------     -------
  Net loss                                       $(7,374)    $(6,368)
                                                 -------     -------
                                                 -------     -------
Per share data:
  Net loss per share                             $ (0.30)    $( 0.32)
                                                 -------     -------
                                                 -------     -------
  Weighted average number of shares outstanding   24,844      22,022
                                                 -------     -------
                                                 -------     -------

   See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                            Three months ended
                                                                                 March 31,
                                                                           ---------------------
                                                                             1997         1996
                                                                           -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(7,374)    $ (6,368)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Depreciation and amortization                                              527          318
    Amortization of discount on notes payable                                  ---          284
    (Increase) decrease in accounts receivable                              (1,144)        (362)
    (Increase) decrease in other receivables                                   997         (112)
    (Increase) decrease in inventory                                           673       (5,438)
    (Increase) decrease in prepaid expenses and deposits                        20          (53)
    Increase (decrease) in accounts payable                                  1,154        1,828
    Increase (decrease) in accrued expenses and other current liabilities      192       (1,134)
    Other                                                                     (104)         136
                                                                           -------     --------
        Net cash used in operating activities                               (5,059)     (10,901)
                                                                           -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                       (543)      (1,648)
    Additions to capitalized software                                         (179)         (27)
                                                                           -------     --------
        Net cash used in investing actitivies                                 (722)      (1,675)
                                                                           -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                    121          ---
                                                                           -------     --------
        Net cash provided by financing activities                              121          ---
                                                                           -------     --------
Net decrease in cash                                                        (5,660)     (12,576)
Cash and cash equivalents, beginning of period                              19,725       23,969
                                                                           -------     --------
Cash and cash equivalents, end of period                                   $14,065     $ 11,393
                                                                           -------     --------
                                                                           -------     --------
Supplemental cash flow information:
    Interest paid                                                          $   ---     $    255
                                                                           -------     --------
                                                                           -------     --------


       See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Three months ended March 31, 1997
                                   (UNAUDITED)
                    (in thousands, except share information)


                           Preferred Stock        Common Stock       Additional        Treasury Stock
                         -----------------     -----------------       Paid-in       ------------------   Accumulated
                         Shares    Amount      Shares      Amount      Capital       Shares      Amount      Deficit      Total
                         ------    ------      ------      ------    ----------      ------      ------   ------------    ------
Stockholders' equity
 at December 31, 1996    1,000     $  ---   25,150,527     $  251        $144,829      311,997   $ (547)   $(109,869)     $34,664
   Exercise of stock
    options                                     15,278          1             120                                             121
   Net loss                                                                                                   (7,374)      (7,374)
                         -----    ------    ----------     ------        --------      -------   -------   ----------     -------
Stockholders' equity
 at March 31, 1997       1,000    $  ---    25,165,805     $  252        $144,949      311,997   $ (547)   $(117,243)     $27,411
                         -----    ------    ----------     ------        --------      -------   -------   ----------     -------
                         -----    ------    ----------     ------        --------      -------   -------   ----------     -------











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

          In the fourth quarter of 1996, the Company entered into a strategic business alliance with Prince ("Prince") to develop and provide AutoLink service for motorists in the United States and Canada. The basic AutoLink Product will provide an intelligent communications link from the car to an information services complex in order to provide emergency assistance, roadside assistance and information services to the occupants of the car, including remote tracking of stolen or missing vehicles. HighwayMaster will be responsible for managing the network, providing software for the intelligent mobile unit in the car, and assisting in managing various information services providers. The AutoLink business alliance is currently in its preliminary stages and no revenues will be realized by the Company from AutoLink in 1997.

          The Company's revenues are derived from sales and installation of Mobile Communication Units and charges for its services.

2.   BASIS OF PRESENTATION

          The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.   LEASING OPERATIONS

          The Company leases its products to certain customers with terms ranging from three to five years. The related contracts are accounted for as sales-type leases. At December 31, 1996, the total amounts receivable under sales-type leases was $1,468,000. In March 1997, a customer who represented $1,239,000 of this amount receivable notified the Company that it intended to terminate its long-term lease commitment. Although the lease agreement contains termination penalties, the amount due from this customer is in dispute. Accordingly, the Company recorded a $1,000,000 charge to reduce the carrying value of the receivable at March 31, 1997.

4.   INVENTORIES
                               March 31,       December 31,
                                 1997              1996
                             -----------       -----------
     Complete systems        $   900,000       $ 1,265,000
     Component parts           1,885,000         2,193,000
                             -----------       -----------
                             $ 2,785,000       $ 3,458,000
                             -----------       -----------
                             -----------       -----------

5.   EARNINGS PER SHARE

          Net loss per share for the three months ended March 31, 1997 was computed by dividing the net loss by the weighted average number of shares
     outstanding during the period.   Net loss per share for the three months
     ended March 31, 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock ($610,000), by the weighted average number of shares outstanding during the period.

          For the three months ended March 31, 1997, stock options that are common stock equivalents have been excluded from the computation of earnings per share since their effect would be anti-dilutive. For the three months ended March 31, 1996, there were no common stock equivalents.

          In February 1997, the FASB issued FAS No. 128, "Earnings per Share" ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share
     (EPS). Adoption of FAS 128 would not have changed the earnings per share amounts reported in the accompanying consolidated financial statements.

6.   LITIGATION

          As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, there have been no material changes in this matter except that the hearing on AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss is currently scheduled for July 1997, rather than May 1997 as previously reported.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues for the three months ended March 31, 1997 were $10.9 million compared to $6.3 million for the three months ended March 31, 1996. Product revenues for the three months ended March 31, 1997 were $5.8 million compared to $2.8 million for the three months ended March 31, 1996. Service revenues for the three months ended March 31, 1997 were $5.1 million compared to $3.5 million for the three months ended March 31, 1996. The increase in product revenues from the 1996 period to the 1997 period is primarily attributable to a 109% increase in Units sold. Units sold in the 1996 period were abnormally low due to, among other things, inefficiencies in connection with a restructuring of the Company's sales force, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1996 period to the 1997 period is primarily attributable to the increase in the number of Mobile Communication Units in service.

     Cost of revenues for the three months ended March 31, 1997 was $8.6 million compared to $5.3 million for the three months ended March 31, 1996. This increase is consistent with the number of Units sold and in service. Gross profit margin was 21.0% for the three months ended March 31, 1997 compared to 15.9% for the three months ended March 31, 1996. Product gross profit margin was 14.3% for the three months ended March 31, 1997 compared to 1.5% for the three months ended March 31, 1996. The improvement in product gross profit margin from the 1996 period to the 1997 period is primarily due to a lower average cost per Unit sold. The lower average cost per Unit is primarily attributable to manufacturing and procurement economies. Service gross profit margin was 28.7% for the three months ended March 31, 1997 compared to 27.3% for the three months ended March 31, 1996.

     At the present time the Company's service revenues are generated from Units served by the AT&T Complex and served by the Company's Network Services Center ("NSC"). In the case of customers served through the AT&T Complex, service charges are collected by AT&T. The Company receives payment from AT&T for the portion of these service charges recognized by the Company as revenue and the remainder is retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and all operating expenses are borne by the Company. The operating expenses associated with the NSC are included in the General and Administrative (primarily depreciation, allowance for bad debts and billing expenses) and Customer Service (other third party and internal operating expenses) captions in the accompanying Consolidated Statement of Operations for the three months ended March 31, 1997. Because of the difference in the contractual relationships described above, to the extent a greater proportion of customers are served by the NSC, service margins are expected to improve. The operating expenses associated with the NSC are not expected increase proportionately with the number of customers added.

     General and administrative expenses for the three months ended March 31, 1997 were $4.1 million compared to $2.1 million for the three months ended March 31, 1996. The most significant increases in general and administrative expenses from the 1996 period to the 1997 period were bad debt expense, NSC depreciation expense, and the costs associated with billing customers served by the NSC. Bad debt expense increased (i) because of the significant increase in revenues from the 1996 period to the 1997 period and (ii) because of a $1 million charge recorded to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease. See Note 3 of the footnotes to the accompanying consolidated financial statements.

     Sales and marketing expenses for the three months ended March 31, 1997 were $2.1 million compared to $2.3 million for the three months ended March 31, 1996. The decrease from the 1996 period to the 1997 period is primarily related to reduction in the number of employees. The 1996 period was characterized by expansion of the sales force. Sales and marketing expenses for the 1997 period reflects the results of a realignment of the sales force to coincide with the Company's target markets.

     Engineering expenses for the three months ended March 31, 1997 were $1.1 million compared to $0.8 million for the three months ended March 31, 1996.
This increase is primarily attributable to increases in payroll related costs as a result of headcount additions.

     Customer service expenses for the three months ended March 31, 1997 were $2.5 million compared to $1.9 million for the three months ended March 31, 1996. This increase is primarily attributable to (i) NSC operating expenses and
(ii) costs incurred as a result of the increased number of Units in service.

     The reduction in interest expense to related parties from the 1996 period to the 1997 period is due to the retirement of all outstanding indebtedness to related parties.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities and for capital expenditures for the three months ended March 31, 1997 was $5.8 million. At March 31, 1997 the Company had cash on hand of $14.1 million and working capital of $17.7 million. Based on the Company's projected operating results, the Company believes that it will likely need to secure additional equity or debt financing during 1997 in order to fund its currently anticipated operating needs and capital expenditure requirements. The amount and timing of the additional financing that will be required depends upon, among other things, the Company's 1997 cash flow from operations, which may vary depending on a number of factors, including the rate of installation of Mobile Communication Units, the level of competition and general economic conditions and other factors beyond the Company's control. The Company is actively seeking additional financing, although, at the present time, the Company does not have any commitments in place. While the Company believes there are alternative sources of financing available, there can be no assurance that the Company will be able to consummate a financing arrangement on terms that would be satisfactory.

INFLATION

     The Company believes that to date inflation has not had a material effect on its results of operations. Although inflation may in the future affect the cost of the Mobile Communication Units sold by the Company, the Company expects that economies of scale and engineering improvements are likely to offset any foreseeable cost increases.

FORWARD LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings  --

          AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended 1996, there have been no material changes in this matter except that the hearing on AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss is currently scheduled for July 1997, rather than May 1997 as previously reported.

Item 2.   Changes in Securities  --  None.

Item 3.   Defaults Upon Senior Securities  --  None.

Item 4.   Submission of Matters to a Vote of Security Holders  --  None.

Item 5.   Other Information  --  None.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits -- See the Index to Exhibits.

      (b)  Reports on Form 8-K -- None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HIGHWAYMASTER COMMUNICATIONS, INC.

Date: May 12, 1997


                               By: /s/ William C. Saunders
                                   --------------------------------------------
                                   William C. Saunders
                                   President and Chief Executive Officer



                               By: /s/ Stephen P. Tacke
                                   --------------------------------------------
                                   Stephen P. Tacke
                                   Vice President, Controller and Acting Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549



                                  ----------------------



                                      FORM 10-Q


                                  QUARTERLY REPORT
                                       UNDER
                         THE SECURITIES EXCHANGE ACT OF 1934



                                  ----------------------



                       HIGHWAYMASTER COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                                    EXHIBITS


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit
Number                        Title
-------                       -----
3.1       Certificate of Incorporation of the Company, as amended. (9)

3.2       Form of Amended By-Laws of the Company. (7)

4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company. (1)

4.2       Warrant Certificate, dated September 27, 1996, issued to
          SBW. (7)

4.3 Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle Stockholders and the other persons named therein. (7)

4.4 Amended and Restated Stockholders' Agreement, dated September 27, 1996, by and among the Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein. (7)

10.1 License Agreement, dated April 23, 1992, by and between Voice Control Systems and the Company (as successor to By-Word Technologies, Inc.) (1)

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

10.3 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Kennedy, Jr., as amended. (1) (5)

10.4 Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Saunders, as amended. (1) (5)

10.5 Employment Agreement, dated November 23, 1994, by and between HighwayMaster Corporation and Gordon D. Quick. (1) (5)

10.6 Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994. (1) (5) (6)

10.7 Purchase Agreement, dated September 27, 1996, between the Company and SBW. (7)

Exhibit
Number                        Title
-------                       -----

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

10.13 Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation. (1)

10.14 Product Development Agreement dated December 21, 1995, between the Company and IEX Corporation. (3) (4)

10.15 Technical Services Agreement, dated September 27, 1996, between the HM Corporation and SBW. (7)

10.16 Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation. (3)

10.17 Form of Adoption Agreement, Regional Prototype Cash or Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan. (1)

10.18     Agreement, dated December 3, 1996 between the Company and
          Pickett Racing (8)

10.19 Software Transfer Agreement, dated April 25, 1997 between the Company and Burlington Motor Carriers, Inc. (9)(10)

11        Statement re Computation of Per Share Earnings. (9)

27        Financial Data Schedules. (9)

          --------------------------------------------------------
          (1)  Filed in connection with the Company's Registration

               Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
          (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
          (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
          (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1995.
          (5)  Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).
          (6)  Filed in connection with the Company's Form 10-Q Quarterly
               Report for the quarterly period ended June 30, 1996.
          (7)  Filed in connection with the Company's Current Report on
               Form 8-K filed on October 7, 1996.
          (8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
          (9)  Filed herewith.
          (10) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with this Quarterly Report on Form 10-Q.