Form 10-Q
period 1997-06-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1997-08-14
CIK 944400

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 1997
                                           -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    -----------------

                         Commission file number 0-26140
                                                -------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    51-0352879
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

16479 Dallas Parkway, Suite 710, Dallas, Texas                      75248
-------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code     (214) 732-2500
                                                       --------------

                                 Not Applicable
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding as of
    Title of each class                                August 1, 1997
----------------------------                ----------------------------------
Common Stock, $.01 par value                             24,866,986

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                   Form 10-Q

                                     INDEX


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.      FINANCIAL INFORMATION

Item 1       Consolidated Financial Statements:

             Consolidated Balance Sheets at June 30, 1997
               and December 31, 1996                                     1

             Consolidated Statements of Operations for the
               three months and six months ended June 30,
               1997 and 1996                                             2

             Consolidated Statements of Cash Flows for the six
               months ended June 30, 1997 and 1996                       3

             Consolidated Statement of Changes in Stockholders'
               Equity for the six months ended June 30, 1997             4

             Notes to Consolidated Financial Statements                  5-6


Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations             7-10

Item 3       Quantitative and Qualitative Disclosures About
               Market Risk                                               10

PART II.     OTHER INFORMATION

Item 1       Legal Proceedings                                           11

Item 2       Changes in Securities                                       11

Item 3       Defaults Upon Senior Securities                             11

Item 4       Submission of Matters to a Vote of Security Holders         11-12

Item 5       Other Information                                           12

Item 6       Exhibits and Reports on Form 8-K                            12

Signatures                                                               13

                         PART I - FINANCIAL INFORMATION

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                     June 30,     December 31,
                                                       1997           1996
                                                    ---------     -----------
Current assets:
  Cash and cash equivalents                         $   5,987      $  19,725
  Accounts receivable, net                             11,503          8,537
  Other short-term receivables                            838            919
  Inventory                                             2,764          3,458
  Prepaid expenses                                        420            231
                                                    ---------      ---------
     Total current assets                              21,512         32,870
Property, plant and equipment, net                      8,080          7,756
Long-term receivables                                     336          1,045
Deposits                                                  308            309
Other assets                                            2,750            949
                                                    ---------      ---------
     Total assets                                   $  32,986      $  42,929
                                                    =========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   4,345      $   3,450
  Telecommunications costs payable                      4,828          2,805
  Accrued warranty                                        709            273
  Accrued loss on short-term contracts                    367            570
  Other current liabilities                             1,888          1,167
                                                    ---------      ---------
     Total current liabilities                         12,137          8,265
                                                    ---------      ---------

Stockholders' equity:
  Preferred stock                                          --             --
  Common stock                                            252            251
  Additional paid-in capital                          145,030        144,829
  Accumulated deficit                                (123,886)      (109,869)
  Treasury stock                                         (547)          (547)
                                                    ---------      ---------
     Total stockholders' equity                        20,849         34,664
                                                    ---------      ---------
     Total liabilities and stockholders' equity     $  32,986      $  42,929
                                                    =========      =========


         See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (in thousands, except per share)

                                                          Three months ended           Six months ended
                                                               June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          1997          1996          1997          1996
                                                        --------      --------      --------      --------
Revenues:
  Product                                               $  8,417      $  3,651      $ 14,249      $  6,423
  Service                                                  5,948         3,930        11,006         7,449
                                                        --------      --------      --------      --------
     Total revenues                                       14,365         7,581        25,255        13,872
                                                        --------      --------      --------      --------
Cost of revenues:
  Product                                                  7,150         3,672        12,148         6,403
  Service                                                  5,064         2,857         8,671         5,415
                                                        --------      --------      --------      --------
    Total cost of revenues                                12,214         6,529        20,819        11,818
                                                        --------      --------      --------      --------
Gross profit                                               2,151         1,052         4,436         2,054
General and administrative expenses                        2,998         2,170         7,096         4,299
Sales and marketing expenses                               1,963         2,427         4,055         4,710
Engineering expenses                                       1,095           894         2,212         1,736
Customer  service expenses                                 3,023         2,045         5,538         3,930
                                                        --------      --------      --------      --------
    Operating loss                                        (6,928)       (6,484)      (14,465)      (12,621)
Interest income                                              285           138           448           444
Interest expense to related parties                           --          (550)           --        (1,088)
Other income (expense)                                        --            (3)           --            (3)
                                                        --------      --------      --------      --------
    Loss before income taxes and extraordinary item       (6,643)       (6,899)      (14,017)      (13,268)
Income tax provision                                          --            --            --            --
                                                        --------      --------      --------      --------
    Net loss                                            $ (6,643)     $ (6,899)     $(14,017)     $(13,268)
                                                        ========      ========      ========      ========

Per share data:
    Net loss per share                                  $  (0.27)     $  (0.34)     $  (0.56)     $  (0.66)
                                                        ========      ========      ========      ========

    Weighted average number of shares outstanding         24,858        22,035        24,843        22,029
                                                        ========      ========      ========      ========


         See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)


                                                                              Six months ended June 30,
                                                                              -- ----------------------
                                                                                1997            1996
                                                                              ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(14,017)     $(13,268)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                1,172           645
     Amortization of discount on notes payable                                       --           574
     (Increase) decrease in accounts receivable                                  (2,966)           28
     (Increase) decrease in other receivables                                       790            99
     (Increase) decrease in inventory                                               694        (5,379)
     (Increase) decrease in prepaid expenses and deposits                          (188)          158
     Increase (decrease) in accounts payable                                        895            56
     Increase (decrease) in accrued expenses and other current liabilities        2,977          (453)
     Other                                                                          (44)          116
                                                                               --------      --------
          Net cash used in operating activities                                 (10,687)      (17,424)
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                         (1,191)       (2,099)
     Additions to capitalized software                                           (2,062)          (88)
                                                                               --------      --------
          Net cash used in investing activities                                  (3,253)       (2,187)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                        202           272
                                                                               --------      --------
          Net cash provided by financing activities                                 202           272
                                                                               --------      --------
Net decrease in cash                                                            (13,738)      (19,339)
Cash and cash equivalents, beginning of period                                   19,725        23,969
                                                                               --------      --------
Cash and cash equivalents, end of period                                       $  5,987      $  4,630
                                                                               ========      ========

Supplemental cash flow information:
     Interest paid                                                             $     --      $    508
                                                                               ========      ========


         See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         Six months ended June 30, 1997
                                  (UNAUDITED)
                    (in thousands, except share information)





                                           Preferred Stock     Common Stock     Additional  Treasury Stock
                                           ----------------  ------------------  Paid-in    ---------------  Accumulated
                                           Shares   Amount     Shares    Amount  Capital    Shares   Amount    Deficit     Total
                                           ------  --------  ----------  ------  --------   -------  ------   ---------   -------
Stockholders' equity at December 31, 1996   1,000  $     --  25,150,527   $251   $144,829   311,997   $(547)  $(109,869)  $34,664
     Exercise of stock options                                   26,456      1        201                                     202
     Net loss                                                                                                   (14,017)  (14,017)
                                           ------  --------  ----------   ----   --------   -------   -----   ---------   -------
Stockholders' equity at June 30, 1997       1,000  $     --  25,176,983   $252   $145,030   311,997   $(547)  $(123,886)  $20,849
                                           ======  ========  ==========   ====   ========   =======   =====   =========   =======


         See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                  (Unaudited)


1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is currently being marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the need of the automotive and other markets. Among other things, the Company recently entered into a strategic business alliance with Prince Corporation, a subsidiary of Johnson Controls International, Inc. and a leading supplier of automotive interior systems and components, to develop and provide an automobile safety and security service, the "AutoLink" service, to motorists in the United States and Canada. The AutoLink service is expected to be available on a commercial basis beginning in late 1998.

                  At the present time, the Company derives all of its revenues from the long-haul trucking market from sales and installation of Mobile Communication Units and charges for its services.

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

4.       INVENTORIES

                                            June 30,              December 31,
                                             1997                    1996
                                         -------------           -------------
         Complete systems                $     543,000           $   1,265,000
         Component parts                     2,221,000               2,193,000
                                         -------------           -------------
                                         $   2,764,000           $   3,458,000
                                         =============           =============

5.       EARNINGS PER SHARE

                  Net loss per share for the three months and six months ended June 30, 1997 was computed by dividing the net loss by the weighted average number of shares outstanding during the periods. Net loss per share for the three months and six months ended June 30, 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock ($610,000 and $1,220,000, respectively), by the weighted average number of shares outstanding during the periods.

                  Stock options are excluded from the calculation of weighted average shares outstanding for the three months and six months ended June 30, 1997 and 1996 since their effect would be anti-dilutive.

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

6.       LITIGATION

                  As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, there have been no material changes in this matter except that with respect to AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss, the court has requested supplemental briefing in lieu of a hearing on oral arguments. Briefing dates extend into September and an Order by the Court will follow. For further information regarding this matter, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARABILITY

         At the present time the Company's service revenues are generated from Units served by either a switching complex operated by AT&T (the " AT&T Complex") or by the Company's Network Services Center ("NSC"). The amount of service revenues and related expenses recognized by the Company varies significantly based upon whether a particular customer receives service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges are collected by AT&T. The Company receives payment from AT&T for the portion of these service charges recognized by the Company as revenue and the remainder is retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (primarily depreciation, allowance for bad debts and billing expenses) and customer service expenses (other third party and internal operating expenses). Because of the difference in the economic relationships described above, to the extent a greater proportion of customers are served by the NSC, service margins are expected to improve, reflecting the increased revenues recognized by the Company which are expected to be partially offset by additional operating and service expenses. Because the operating expenses associated with the NSC include certain fixed costs, such operating expenses are not expected increase proportionately with the number of customers added.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues for the three months ended June 30, 1997 were $14.4 million compared to $7.6 million for the three months ended June 30, 1996. Product revenues for the three months ended June 30, 1997 were $8.4 million compared to $3.7 million for the three months ended June 30, 1996. Service revenues for the three months ended June 30, 1997 were $5.9 million compared to $3.9 million for the three months ended June 30, 1996. The increase in product revenues from the 1996 period to the 1997 period is primarily attributable to a 185% increase in Units sold. Units sold in the 1996 period were abnormally low due to, among other things, inefficiencies in connection with a restructuring of the Company's sales force, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1996 period to the 1997 period is primarily attributable to the increase in the number of Units in service.

         Cost of revenues for the three months ended June 30, 1997 was $12.2 million compared to $6.5 million for the three months ended June 30, 1996. This increase is primarily as a result of the increase in the number of Units sold and in service. Gross profit margin was 15.0% for the three months ended June 30, 1997 compared to 13.9% for the three months ended June 30, 1996.

          Product gross profit margin was 15.1% for the three months ended June 30, 1997 compared to negative 0.6% for the three months ended June 30, 1996. The improvement in product gross profit margin from the 1996 period to the 1997 period is primarily due to the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase from the 1996 period to the 1997 period in shipments and installations. Average sales price per Unit decreased as a result of a larger percentage of sales qualifying for the Company's most favorable tier pricing. This decrease in average sales price was offset by a lower average cost per Unit sold. The lower average cost per Unit is primarily attributable to manufacturing and procurement economies.

         Service gross profit margin was 14.9% for the three months ended June 30, 1997 compared to 27.3% for the three months ended June 30, 1996. As previously reported, the Company incurs certain costs for air time usage that are not billable to customers under current billing practices. During the three months ended June 30, 1997, the

Company recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received in July 1997. This new billing data indicates that the portion of airtime usage not billable to customers is higher than previously believed by the Company and used as the basis for recording accounting estimates. This changed relationship between cost of cellular airtime paid for by the Company and airtime billable to customers is the reason for the decrease in service gross profit margin. A portion of the adjustment made to cellular airtime costs relates to the three months ended March 31, 1997. Excluding the portion of the adjustment attributable to the prior quarter, the Company's service gross profit margin for the quarter ended June 30, 1997 would have been approximately 20%. The Company is currently in the process of evaluating the factors underlying the increase in cellular airtime costs and will attempt to identify technical adjustments and modifications that may enable it to improve its service gross profit margin. At the present time, the Company's evaluation of these factors is in its preliminary stages and there can be no assurance that the Company's results of operations in future periods will not be impacted by the same or similar factors. However, based upon the information currently available to it, the Company believes that its service gross profit margin for the third and fourth quarters of 1997 will exceed its service gross profit margin for the second quarter.

         General and administrative expenses for the three months ended June 30, 1997 were $3.0 million compared to $2.2 million for the three months ended June 30, 1996. The most significant increases in general and administrative expenses from the 1996 period to the 1997 period were NSC depreciation expense, professional fees and bad debt expense. The increase in professional fees is primarily due to legal fees in connection with the AT&T litigation. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased because of the significant increase in revenues from the 1996 period to the 1997 period.

         Sales and marketing expenses for the three months ended June 30, 1997 were $2.0 million compared to $2.4 million for the three months ended June 30, 1996. The decrease from the 1996 period to the 1997 period is primarily related to reduction in the number of sales and marketing employees. The 1996 period was characterized by expansion of the sales force. Sales and marketing expenses for the 1997 period reflects the results of a realignment of the sales force to coincide with the Company's target markets.

         Engineering expenses for the three months ended June 30, 1997 were $1.1 million compared to $0.9 million for the three months ended June 30, 1996. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel.

         Customer service expenses for the three months ended June 30, 1997 were $3.0 million compared to $2.0 million for the three months ended June 30, 1996. This increase is primarily attributable to (i) NSC operating expenses and
(ii) costs incurred as a result of the increased number of Units shipped and in service.

         The reduction in interest expense to related parties from the 1996 period to the 1997 period is due to the retirement in September 1996 of all outstanding indebtedness to related parties.


         Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30, 1996

         Revenues for the six months ended June 30, 1997 were $25.3 million compared to $13.9 million for the six months ended June 30, 1996. Product revenues for the six months ended June 30, 1997 were $14.2 million compared to $6.4 million for the six months ended June 30, 1996. Service revenues for the six months ended June 30, 1997 were $11.0 million compared to $7.4 million for the six months ended June 30, 1996. The increase in product revenues from the 1996 period to the 1997 period is primarily attributable to a 151% increase in Units sold. Units sold in the 1996 period were abnormally low due to, among other things, inefficiencies in connection with a restructuring of the Company's sales force, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1996 period to the 1997 period is primarily attributable to the increase in the number of Units in service.

         Cost of revenues for the six months ended June 30, 1997 was $20.8 million compared to $11.8 million for the six months ended June 30, 1996. This increase is primarily as a result of the increase in the number of Units sold and in service. Gross profit margin was 17.6% for the six months ended June 30, 1997 compared to 14.8% for the six months ended June 30, 1996.

         Product gross profit margin was 14.7% for the six months ended June 30, 1997 compared to 0.3% for the six months ended June 30, 1996. The improvement in product gross profit margin from the 1996 period to the 1997 period is primarily due to the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase from the 1996 period to the 1997 period in shipments and installations and a lower average cost per Unit sold. The lower average cost per Unit is primarily attributable to manufacturing and procurement economies.

           Service gross profit margin was 21.2% for the six months ended June 30, 1997 compared to 27.3% for the six months ended June 30, 1996. The Company incurs certain costs for air time usage that are not billable to customers under current billing practices. During the six months ended June 30, 1997, the Company recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received in July 1997. This new billing data indicates that the portion of airtime usage not billable to customers is higher than previously believed by the Company and used as the basis for recording accounting estimates. This changed relationship between cost of cellular airtime paid for by the Company and airtime billable to customers is the reason for the decrease in service gross profit margin. As noted above, the Company is currently in the process of evaluating the factors underlying the increase in cellular airtime costs, but such evaluation is in its preliminary stages and there can be no assurance that the Company's results of operations in future periods will not be impacted by the same or similar factors.

         General and administrative expenses for the six months ended June 30, 1997 were $7.1 million compared to $4.3 million for the six months ended June 30, 1996. The most significant increases in general and administrative expenses from the 1996 period to the 1997 period were bad debt expense, NSC depreciation expense, and professional fees. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased (i) because of the significant increase in revenues from the 1996 period to the 1997 period and (ii) because of a $1 million charge recorded to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease. See Note 3 of the footnotes to the accompanying consolidated financial statements.

         Sales and marketing expenses for the six months ended June 30, 1997 were $4.1 million compared to $4.7 million for the six months ended June 30, 1996. The decrease from the 1996 period to the 1997 period is primarily related to reduction in the number of sales and marketing employees. The 1996 period was characterized by expansion of the sales force. Sales and marketing expenses for the 1997 period reflects the results of a realignment of the sales force to coincide with the Company's target markets.

         Engineering expenses for the six months ended June 30, 1997 were $2.2 million compared to $1.7 million for the six months ended June 30, 1996. This increase is primarily attributable to increases in payroll related costs as a result of headcount additions.

         Customer service expenses for the six months ended June 30, 1997 were $5.5 million compared to $3.9 million for the six months ended June 30, 1996. This increase is primarily attributable to (i) NSC operating expenses and (ii) costs incurred as a result of the increased number of Units shipped and in service.

         The reduction in interest expense to related parties from the 1996 period to the 1997 period is due to the retirement of all outstanding indebtedness to related parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $9.4 million at June 30, 1997 compared to working capital of $24.6 million at December 31, 1996. The Company's cash and cash equivalents balance at June 30, 1997 was $6.0 million compared to $19.7 million at December 31, 1996.

         In early August, 1997, the Company entered into an agreement with one of its principal shareholders ("the Shareholder"), pursuant to which the Shareholder agreed to fund the Company's short-term working capital requirements up to a maximum of $5.0 million. The advance of any such Funds by the Shareholder would be evidenced by promissory notes which bear interest at a rate not to exceed 10%, and would be repayable in full out of the proceeds of any debt or equity offering of more than $60.0 million by the Company (or, if such offering has not been consummated, the promissory notes will be repayable in equal monthly installments over a five year period). The obligation of the Shareholder to make the foregoing investment will terminate in the event that the Company ceases to proceed with its current plans to obtain debt financing and there is no reasonable expectation that such financing will be obtained.

         Net cash consumed during the six months ended June 30, 1997 was $13.7 million due primarily to a $14.0 loss from operations.

         The capital resources currently available to the Company are limited and, accordingly, the Company will need to obtain long-term financing from outside sources during the third or fourth quarter of 1996 in order to continue to fund its anticipated capital expenditures and other operating requirements. The Company is currently in discussions with certain financing sources regarding a possible private offering of senior debt securities that would provide the Company with long-term capital required for the continued growth and development of its business. However, there can be no assurance that the Company will be able to complete such an offering or that it will be able to obtain any other form of long-term financing on terms that it regards as satisfactory, if at all.

         If the Company is not able to obtain adequate long-term financing in the near future, the Company's ability to implement its current operational plans would be jeopardized and it may be required to modify or curtail certain of its existing and planned business activities.


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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings  --

       AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, there have been no material changes in this matter except that with respect to AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss, the court has requested supplemental briefing in lieu of a hearing on oral arguments. Briefing dates extend into September and an Order by the Court will follow.

Item 2.  Changes in Securities  --   None.

Item 3.  Defaults Upon Senior Securities  --  None.

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 20, 1997. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 1997.

       The Company had 24,853,808 shares of Common Stock outstanding as of April 17, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 21,213,603 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

       Proposal 1:  Election of Directors

                                             Shares Voting             Shares
       Director                                 In Favor              Withheld
       --------                                 --------              --------
       William C. Kennedy, Jr.                 21,187,727              25,876
       William C. Saunders                     21,187,727              25,876
       Stephen L. Greaves                      21,188,527              25,076
       Terry S. Parker                         21,187,827              25,776
       Gerry C. Quinn                          21,188,527              25,076

       Proposal 2:  Ratification of Price Waterhouse as the Company's
                    Independent Accountants

                    Votes in favor:            21,210,253
                    Votes against:                  2,000
                    Abstentions:                    1,350

Item 5.  Other Information  -- None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - See the Index to Exhibits.

         (b)  Reports on Form 8-K  -- None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      HIGHWAYMASTER COMMUNICATIONS, INC.

Date: August 12, 1997


                                      By: /s/ William C. Saunders
                                          -------------------------------------
                                          William C. Saunders
                                          President and Chief Executive Officer




                                      By: /s/ Stephen P. Tacke
                                          -------------------------------------
                                          Stephen P. Tacke
                                          Vice President, Controller and Acting
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                               Index to Exhibits

      Exhibits                         Description
      --------                         -----------
         3.1       -       Certificate of Incorporation of the Company,
                           as amended.(1)(9)

         3.2       -       Amended and Restated By-Laws of the Company.(11)

         4.1       -       Specimen of certificate representing Common
                           Stock, $.01 par value, of the Company.(1)

         4.2       -       Warrant Certificate, dated September 27,
                           1996, issued to SBW.(7)

         4.3       -       Recapitalization Agreement, dated September
                           27, 1996, by and among the Company, the Erin
                           Mills Stockholders, the Carlyle Stockholders
                           and the other persons named therein.(7)

         4.4       -       Amended and Restated Stockholders' Agreement,
                           dated September 27, 1996, by and among the
                           Company, SBW, the Erin Mills Stockholders,
                           the Carlyle Stockholders, the By-Word
                           Stockholders and the other persons named therein.(7)

         10.1      -       License Agreement, dated April 23, 1992, by
                           and between Voice Control Systems and the Company
                           (as successor to By-Word Technologies, Inc.)(1)

         10.2      -       Agency Agreement, dated February 1, 1993, between
                           the Company and Saunders, Lubinski & White, Inc.(1)

         10.3      -       Employment Agreement, dated February 4, 1994,
                           by and between HighwayMaster Corporation and
                           William C. Kennedy, Jr., as amended.(1)(5)

         10.4      -       Employment Agreement, dated February 4, 1994,
                           by and between HighwayMaster Corporation and
                           William C. Saunders, as amended.(1)(5)

         10.5      -       Employment Agreement, dated November 23,
                           1994, by and between HighwayMaster
                           Corporation and Gordon D. Quick.(1)(5)

         10.6      -       Amended and Restated 1994 Stock Option Plan
                           of the Company, dated February 4, 1994, as
                           amended.(1)(5)(6)

         10.7      -       Purchase Agreement, dated September 27, 1996,
                           between the Company and SBW. (7)

         10.8      -       Mobile Communications (Voice and Data)
                           Services Agreement, dated as of July 15,
                           1993, between the Company and EDS Personal
                           Communications Corporation.(1)(2)

         10.9      -       Services Agreement, dated March 14, 1995,
                           between the Company and GTE Telecommunications
                           Services Incorporated.(1)(2)

         10.10     -       Services Agreement, dated March 20, 1996,
                           between the Company and GTE-Mobile
                           Communications Service Corporation.(3)(4)

         10.11     -       Agreement, dated June 8, 1994, between the
                           Company and Truckstops of America, Inc.(1)

         10.12     -       Amendment dated November 16, 1995 to that
                           certain Mobile Communications (Voice and
                           Data) Services Agreement, dated as of July 15,
                           1993, between the Company and EDS Personal
                           Communications Corporation.(3)(4)

         10.13     -       Letter Agreement, dated April 5, 1995,
                           between the Company and IEX Corporation.(1)

         10.14     -       Product Development Agreement, dated December 21,
                           1995, between the Company and IEX Corporation.(3)(4)

         10.15     -       Technical Services Agreement, dated September 27,
                           1996, between the HM Corporation and SBW.(7)

         10.16     -       Letter Agreement, dated February 19, 1996,
                           between the Company and IEX Corporation.(3)

         10.17     -       Form of Adoption Agreement, Regional Prototype Cash
                           or Deferred Profit-Sharing Plan and Trust Sponsored
                           by McKay Hochman Co., Inc., relating to the
                           HighwayMaster Corporation 401(k) Plan.(1)

         10.18     -       Agreement, dated December 3, 1996, between
                           the Company and Pickett Racing.(8)

         10.19     -       Software Transfer Agreement, dated April 25,
                           1997 between the Company and Burlington Motor
                           Carriers, Inc.(9)(10)

         11        -       Statement re: Computation of Per Share
                           Earnings.(11)

         27        -       Financial Data Schedule.(11)


--------

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

(6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.

(8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal Year ended December 31, 1996.

(9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(11)     Filed herewith.