Form 10-Q
period 1997-09-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1997-11-13
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    September 30, 1997
                                           ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the period from                 to
                              --------------     -------------

                         Commission file number 0-26140
                                                -------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   51-0352879
----------------------------------        -------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


 16479 Dallas Parkway, Suite 710, Dallas, Texas            75248
-------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (972) 732-2500
                                                       --------------

                                 Not Applicable
 -------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                           Number of Shares Outstanding as of
      Title of each class                          November 5, 1997
----------------------------------        -------------------------------------
  Common Stock, $.01 par value                       24,898,986

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                   Form 10-Q

                                     INDEX


                                                                                         PAGE
                                                                                        NUMBER
PART I.           FINANCIAL INFORMATION


Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 1997
                      and December 31, 1996                                                 1

                  Consolidated Statements of Operations for the
                      three months and nine months ended
                      September 30, 1997  and 1996                                          2

                  Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 1997 and 1996                              3

                  Consolidated Statement of Changes in Stockholders'
                      Equity  for the nine months ended
                      September 30, 1997                                                    4

                  Notes to Consolidated Financial Statements                              5-6


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                      7-11

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                          11

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                        12

Item 2            Changes in Securities                                                    12

Item 3            Defaults Upon Senior Securities                                          13

Item 4            Submission of Matters to a Vote of Security Holders                      13

Item 5            Other Information                                                        13

Item 6            Exhibits and Reports on Form 8-K                                         13

Signatures                                                                                 14

                         PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                  September 30,   December 31,
                                                     1997             1996
                                                  ------------    ------------
Current assets:
  Cash and cash equivalents                       $     72,134    $     19,725
  Accounts receivable, net                              13,441           8,537
  Other short-term receivables                           1,076             919
  Inventory                                              2,738           3,458
  Prepaid expenses                                         348             231
  Pledged securities                                    17,187              --
                                                  ------------    ------------
     Total current assets                              106,924          32,870
Property, plant and equipment, net                       8,619           7,756
Long-term receivables                                      313           1,045
Deposits                                                   237             309
Pledged securities                                      29,458              --
Other assets                                             7,259             949
                                                  ------------    ------------
     Total assets                                 $    152,810    $     42,929
                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $      5,414    $      3,450
  Telecommunications costs payable                       4,348           2,805
  Accrued warranty                                       1,057             273
  Accrued loss on short-term contracts                     169             570
  Other current liabilities                              2,460           1,167
                                                  ------------    ------------
     Total current liabilities                          13,448           8,265
  Long term debt                                       120,825              --
                                                  ------------    ------------
     Total liabilities                                 134,273           8,265
                                                  ------------    ------------

Stockholders' equity:
  Preferred stock                                           --              --
  Common stock                                             252             251
  Additional paid-in capital                           149,309         144,829
  Accumulated deficit                                 (130,477)       (109,869)
  Treasury stock                                          (547)           (547)
                                                  ------------    ------------
     Total stockholders' equity                         18,537          34,664
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $    152,810    $     42,929
                                                  ============    ============



          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)

                                                                 Three months ended          Nine months ended
                                                                   September 30,               September 30,
                                                             ------------------------    ------------------------
                                                                1997          1996          1997          1996
                                                             ----------    ----------    ----------    ----------
Revenues:
  Product                                                    $    8,905    $    3,426    $   23,154    $    9,848
  Service                                                         7,267         4,098        18,273        11,548
                                                             ----------    ----------    ----------    ----------
     Total revenues                                              16,172         7,524        41,427        21,396
                                                             ----------    ----------    ----------    ----------
Cost of revenues:
  Product                                                         7,067         3,321        19,215         9,723
  Service                                                         5,789         2,828        14,460         8,243
                                                             ----------    ----------    ----------    ----------
    Total cost of revenues                                       12,856         6,149        33,675        17,966
                                                             ----------    ----------    ----------    ----------
Gross profit                                                      3,316         1,375         7,752         3,430
General and administrative expenses                               3,306         2,362        10,402         6,661
Sales and marketing expenses                                      1,852         2,616         5,907         7,327
Engineering expenses                                              1,155           995         3,367         2,730
Customer  service expenses                                        3,417         2,120         8,955         6,050
                                                             ----------    ----------    ----------    ----------
    Operating loss                                               (6,414)       (6,718)      (20,879)      (19,338)
Interest income                                                     241            77           689           521
Interest expense                                                   (418)         (603)         (418)       (1,691)
Other (expense)                                                      --          (219)           --          (222)
                                                             ----------    ----------    ----------    ----------
    Loss before income taxes and extraordinary item              (6,591)       (7,463)      (20,608)      (20,730)
Income tax provision                                                 --            --            --            --
                                                             ----------    ----------    ----------    ----------
    Loss before extraordinary item                               (6,591)       (7,463)      (20,608)      (20,730)
Extraordinary item -- loss on extinguishment of debt                 --          (317)           --          (317)
                                                             ----------    ----------    ----------    ----------
    Net loss                                                 $   (6,591)   $   (7,780)   $  (20,608)   $  (21,047)
                                                             ==========    ==========    ==========    ==========

Per share data:
    Loss before extraordinary item                           $    (0.27)   $    (0.37)   $    (0.83)   $    (1.02)
    Extraordinary item                                               --         (0.01)           --         (0.02)
                                                             ----------    ----------    ----------    ----------
    Net loss per share                                       $    (0.27)   $    (0.38)   $    (0.83)   $    (1.04)
                                                             ==========    ==========    ==========    ==========

    Weighted average number of shares outstanding                24,868        22,178        24,857        22,079
                                                             ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                     Nine months ended September 30,
                                                                                     -------------------------------
                                                                                         1997              1996
                                                                                     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              ($  20,608)   ($  21,047)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                           1,889         1,110
     Amortization of discount on notes payable                                                  --           871
     Extraordinary item                                                                         --           317
     (Increase) decrease in accounts receivable                                             (4,904)       (1,040)
     (Increase) decrease in other receivables                                                  575           382
     (Increase) decrease in inventory                                                          720        (3,647)
     (Increase) decrease in prepaid expenses and deposits                                      (45)          142
     Increase (decrease) in accounts payable                                                 1,964          (585)
     Increase (decrease) in accrued expenses and other current liabilities                   3,219         1,324
     Other                                                                                    (692)          272
                                                                                        ----------    ----------
          Net cash used in operating activities                                            (17,882)      (21,901)
                                                                                        ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (4,353)       (3,760)
     Purchase of pledged securities                                                        (46,588)           --
                                                                                        ----------    ----------
          Net cash used in investing activities                                            (50,941)       (3,760)
                                                                                        ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                              120,937            --
     Proceeds from issuance of common stock, net of issuance costs                              --        10,000
     Proceeds from issuance of preferred stock and warrants, net of issuance costs              --        19,738
     Proceeds from notes payable to related parties                                             --         5,000
     Repayments of notes payable to related parties                                             --        (5,000)
     Proceeds from exercise of stock options                                                   295           366
                                                                                        ----------    ----------
          Net cash provided by financing activities                                        121,232        30,104
                                                                                        ----------    ----------
Net increase in cash                                                                        52,409         4,443
Cash and cash equivalents, beginning of period                                              19,725        23,969
                                                                                        ----------    ----------
Cash and cash equivalents, end of period                                                $   72,134    $   28,412
                                                                                        ==========    ==========

Supplemental cash flow information:
     Interest paid                                                                              --    $      976
                                                                                        ==========    ==========



          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1997
                                   (UNAUDITED)
                    (in thousands, except share information)




                                              Preferred Stock         Common Stock    Additional    Treasury Stock
                                              ---------------   ---------------------   Paid-in    -----------------   Accumulated
                                              Shares   Amount     Shares       Amount   Capital     Shares    Amount     Deficit
                                              ------   ------   ----------    -------   -------    -------    ------     -------
Stockholders' equity at December 31, 1996     1,000    $  ---   25,150,527      $251   $144,829    311,997     ($547)    ($109,869)
     Exercise of stock options                                      27,656         1        294
     Issuance of warrants                                                                 4,186
     Net loss                                                                                                              (20,608)
                                              -----    ------   ----------      ----   --------    -------     -----     ---------
Stockholders' equity at September 30, 1997    1,000    $  ---   25,178,183      $252   $149,309    311,997     ($547)    ($130,477)
                                              =====    ======   ==========      ====   ========    =======     =====     =========


          See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                  (Unaudited)



1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is currently being marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the need of the automotive and other markets. Among other things, the Company recently entered into a strategic business alliance with Prince Corporation, a subsidiary of Johnson Controls, Inc. and a leading supplier of automotive interior systems and components, to develop and provide an automobile safety and security service, the "AutoLink" service, to motorists in the United States and Canada. The AutoLink service is expected to be available on a commercial basis beginning in late 1998.

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

4.       INVENTORIES

                                      September 30,  December 31,
                                          1997           1996
                                      ------------   ------------
Complete systems                      $    843,000   $  1,265,000
Component parts                          1,895,000      2,193,000
                                      ------------   ------------
                                      $  2,738,000   $  3,458,000
                                      ============   ============

5.       LONG TERM DEBT

                  On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock. The warrants are exercisable at a price of $9.625 at any time on or after the earlier to occur of (i) the first anniversary of the closing date (September 23, 1997) and (ii) in the event a change in control (as defined) occurs, the date the Company mails notice thereof to holders of the notes and warrants. Interest is payable on the notes semi-annually commencing March 15, 1998. The Company used $46,588,000 of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. This amount, including interest earned thereon, is portrayed in the accompanying consolidated sheets under the captions "Pledged Securities."


6.       EARNINGS PER SHARE

                  Net loss per share for the three months and nine months ended September 30, 1997 was computed by dividing the net loss by the weighted average number of shares outstanding during the periods. Net loss per share for the three months and nine months ended September 30, 1996 was computed by dividing the net loss, increased by the accretion of discount on Series B Preferred Stock ($610,000 and $1,831,000, respectively), by the weighted average number of shares outstanding during the periods.

                  Stock options are excluded from the calculation of weighted average shares outstanding for the three months and nine months ended September 30, 1997 and 1996 since their effect would be anti-dilutive.

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

7.       LITIGATION

                  As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, there have been no material changes. With respect to AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss, the court requested supplemental briefing in lieu of a hearing on oral arguments. Briefing has concluded and an Order by the Court will follow.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARABILITY

     At the present time the Company's service revenues are generated from mobile communications units ("mobile units") served by either a switching complex operated by AT&T (the " AT&T Complex") or by the Company's Network Services Center ("NSC"). The amount of service revenues and related expenses recognized by the Company varies significantly based upon whether a particular customer receives service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges are collected by AT&T. The Company receives payment from AT&T for the portion of these service charges recognized by the Company as revenue and the remainder is retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (primarily depreciation, allowance for bad debts and billing expenses) and customer service expenses (other third party and internal operating expenses). Because of the difference in the economic relationships described above, to the extent a greater proportion of customers are served by the NSC, service margins are expected to improve, reflecting the increased revenues recognized by the Company which are expected to be partially offset by additional operating and service expenses. Because the operating expenses associated with the NSC include certain fixed costs, such operating expenses are not expected to increase proportionately with the number of customers added.

     In September 1997, AT&T notified the Company that it would discontinue offering services through the AT&T Complex as of December 31, 1997. At September 30, 1997, approximately 10,000 of the total installed base of 29,933 mobile units were served by the AT&T Complex. It will be necessary for the Company to convert these remaining mobile units to the NSC by December 31, 1997.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Total revenues for the three months ended September 30, 1997 were $16.2 million compared to $7.5 million for the three months ended September 30, 1996. Product revenues for the three months ended September 30, 1997 were $8.9 million compared to $3.4 million for the three months ended September 30, 1996. Service revenues for the three months ended September 30, 1997 were $7.3 million compared to $4.1 million for the three months ended September 30, 1996. The increase in product revenues from the 1996 period to the 1997 period is primarily attributable to a 164% increase in mobile units sold. Mobile units sold in the 1996 period were abnormally low due to, among other things, inefficiencies in connection with a restructuring of the Company's sales force, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1996 period to the 1997 period is primarily attributable to the increase in the number of mobile units in service.

     Cost of revenues for the three months ended September 30, 1997 was $12.8 million compared to $6.1 million for the three months ended September 30, 1996. This increase is primarily as a result of the increase in the number of mobile units sold and in service. Gross profit margin was 20.5% for the three months ended September 30, 1997 compared to 18.3% for the three months ended September 30, 1996.

     Product gross profit margin was 20.6% for the three months ended September 30, 1997 compared to 3.1% for the three months ended September 30, 1996. The improvement in product gross profit margin from the 1996 period to the 1997 period is primarily due to (i) the absence in the 1997 period, as compared to the 1996 period, of costs incurred on earlier generation mobile units to make them compatible with the NSC and (ii) the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase from the 1996 period to the 1997 period in shipments and installations.

Average sales price per mobile unit decreased primarily as a result of a larger percentage of sales qualifying for the Company's most favorable tier pricing. This decrease in average sales price was offset by a lower average cost per mobile unit sold. The lower average cost per mobile unit is primarily attributable to manufacturing and procurement economies.

     Service gross profit margin was 20.3% for the three months ended September 30, 1997 compared to 31.0% for the three months ended September 30, 1996. As previously reported, the Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. New billing data received in July 1997, indicates that the portion of airtime usage not billable to customers is higher than previously believed by the Company and used as the basis for recording accounting estimates. This changed relationship between cost of cellular airtime paid for by the Company and airtime billable to customers is the reason for the decrease in service gross profit margin. The Company is currently in the process of evaluating the factors underlying the increase in cellular airtime costs and will attempt to identify technical adjustments and modifications that may enable it to improve its service gross profit margin. At the present time, the Company's evaluation of these factors is in its preliminary stages and there can be no assurance that the Company's results of operations in future periods will not be impacted by the same or similar factors.

     General and administrative expenses for the three months ended September 30, 1997 were $3.3 million compared to $2.4 million for the three months ended September 30, 1996. The most significant increases in general and administrative expenses from the 1996 period to the 1997 period were bad debt expense, depreciation expense and professional fees. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased because of the significant increase in revenues from the 1996 period to the 1997 period. The increase in professional fees is primarily due to legal fees in connection with the AT&T litigation.

     Sales and marketing expenses for the three months ended September 30, 1997 were $1.9 million compared to $2.6 million for the three months ended September 30, 1996. The decrease from the 1996 period to the 1997 period is primarily related to a reduction in the number of sales and marketing employees. The 1996 period was characterized by expansion of the sales force. Sales and marketing expenses for the 1997 period reflects the results of a realignment of the sales force to coincide with the Company's target markets.

     Engineering expenses for the three months ended September 30, 1997 were $1.2 million compared to $1.0 million for the three months ended September 30, 1996. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel.

     Customer service expenses for the three months ended September 30, 1997 were $3.4 million compared to $2.1 million for the three months ended September 30, 1996. This increase is primarily attributable to (i) NSC operating expenses and (ii) costs incurred as a result of the increased number of mobile units shipped and in service.

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Total revenues for the nine months ended September 30, 1997 were $41.4 million compared to $21.4 million for the nine months ended September 30, 1996. Product revenues for the nine months ended September 30, 1997 were $23.2 million compared to $9.8 million for the nine months ended September 30, 1996. Service revenues for the nine months ended September 30, 1997 were $18.3 million compared to $11.5 million for the nine months ended September 30, 1996. The increase in product revenues from the 1996 period to the 1997 period is primarily attributable to a 155% increase in mobile units sold. Mobile units sold in the 1996 period were abnormally low due to, among other things, inefficiencies in connection with a restructuring of the Company's sales force, and adverse economic conditions affecting the trucking industry. The increase in service revenues from the 1996 period to the 1997 period is primarily attributable to the increase in the number of mobile units in service.

     Cost of revenues for the nine months ended September 30, 1997 was $33.7 million compared to $18.0 million for the nine months ended September 30, 1996. This increase is primarily as a result of the increase in the number of mobile units sold and in service. Gross profit margin was 18.7% for the nine months ended September 30, 1997 compared to 16.0% for the nine months ended September 30, 1996.

     Product gross profit margin was 17.0% for the nine months ended September 30, 1997 compared to 1.3% for the nine months ended September 30, 1996. The improvement in product gross profit margin from the 1996 period to the 1997 period is primarily due to (i) the absence in the 1997 period, as compared to the 1996 period, of costs incurred on earlier generation mobile units to make them compatible with the NSC and (ii) the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase from the 1996 period to the 1997 period in shipments and installations. Average sales price per mobile unit decreased primarily as a result of a larger percentage of sales qualifying for the Company's most favorable tier pricing. This decrease in average sales price was offset by a lower average cost per mobile unit sold. The lower average cost per mobile unit is primarily attributable to manufacturing and procurement economies.

     Service gross profit margin was 20.9% for the nine months ended September 30, 1997 compared to 28.6% for the nine months ended September 30, 1996. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. During the nine months ended September 30, 1997, the Company recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received in July 1997. This new billing data indicates that the portion of airtime usage not billable to customers is higher than previously believed by the Company and used as the basis for recording accounting estimates. This changed relationship between cost of cellular airtime paid for by the Company and airtime billable to customers is the reason for the decrease in service gross profit margin. As noted above, the Company is currently in the process of evaluating the factors underlying the increase in cellular airtime costs, but such evaluation is in its preliminary stages and there can be no assurance that the Company's results of operations in future periods will not be impacted by the same or similar factors.

     General and administrative expenses for the nine months ended September 30, 1997 were $10.4 million compared to $6.7 million for the nine months ended September 30, 1996. The most significant increases in general and administrative expenses from the 1996 period to the 1997 period were bad debt expense, depreciation expense, and professional fees. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased (i) because of the significant increase in revenues from the 1996 period to the 1997 period and (ii) because of a $1 million charge recorded to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease. See Note 3 of the footnotes to the accompanying consolidated financial statements.

     Sales and marketing expenses for the nine months ended September 30, 1997 were $5.9 million compared to $7.3 million for the nine months ended September 30, 1996. The decrease from the 1996 period to the 1997 period is primarily related to a reduction in the number of sales and marketing employees. The 1996 period was characterized by expansion of the sales force. Sales and marketing expenses for the 1997 period reflects the results of a realignment of the sales force to coincide with the Company's target markets.

     Engineering expenses for the nine months ended September 30, 1997 were $3.4 million compared to $2.7 million for the nine months ended September 30, 1996. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel.

     Customer service expenses for the nine months ended September 30, 1997 were $9.0 million compared to $6.1 million for the nine months ended September 30, 1996. This increase is primarily attributable to (i) NSC operating expenses and
(ii) costs incurred as a result of the increased number of mobile units shipped and in service.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business historically has not required substantial capital expenditures. However, during 1996 the Company completed and placed into service the new NSC at a cost of $4.8 million. In addition, in order to provide the AutoLink service, the Company will need to construct a new switching complex (the "AutoLink Complex") as contemplated by its joint development contract with Prince. Construction of the AutoLink Complex is scheduled to take place in 1998 at a projected cost of approximately $4.0 million. The Company will also need to expand the capacity of the NSC during the next twelve months to meet the needs of the larger number of customers expected to begin receiving services though such facility. The projected cost of expanding the capacity of the NSC is estimated at $1.5 million.

     The Company is currently negotiating with Motorola to supply a hardware component that will provide a common platform for both the AutoLink product and more advanced versions of its mobile communication units. If the Company enters into such an agreement with Motorola, it could involve an obligation by the Company to purchase up to 100,000 units. Accordingly, such an agreement with Motorola would involve a substantial capital commitment on the part of the Company.

     Net cash consumed by operating activities during the nine months ended September 30, 1997 was $17.9 million due primarily to a $20.6 loss from operations.

     In September 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock. Net proceeds to the Company, after deducting underwriters' discount and estimated offering expenses, are expected to be approximately $120.3 million. The Company used $46.6 million of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. The remaining proceeds, approximating $73.7 million, will be used for general corporate purposes, including (i) to fund working capital requirements and operating losses expected to be incurred in connection with the continued growth and development of the Company's long-haul trucking application, (ii) to fund expenditures relating to the development of new mobile communications services to be provided through the Company's network, including new long-haul trucking applications and the AutoLink service, and (iii) to fund capital expenditures required to expand the capacity of the NSC to enable it to serve a larger number of long-haul trucking customers and to construct the AutoLink Complex. Pending the use of the net proceeds for the purposed describe above, the Company has invested such proceeds in investment grade debt securities.

     The Company's cash and cash equivalents balance at September 30, 1997 was $72.1 million compared to $19.7 million at December 31, 1996. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements through at least December 31, 1998.

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

      Not Applicable.

HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

PART II - OTHER INFORMATION


Item 1. Legal Proceedings --

        AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997, there have been no material changes. AT&T has notified its joint customers that it will be terminating services from the AT&T Complex effective December 31, 1997, requiring customers to transfer to the NSC who had not done so previously. Although the Company views this as a positive development, it is not expected to have a near-term impact on the litigation. With respect to AT&T's Partial Motion to Dismiss and Lucent's Motion to Dismiss, the court requested supplemental briefing in lieu of a hearing on oral arguments. Briefing has concluded and an Order by the Court will follow.

Item 2. Changes in Securities --

        On September 23, 1997, the Company sold 125,000 Units, each consisting of $1,000 principal amount of Series A 13 3/4% Senior Notes due 2005 (the "Series A Notes") and one warrant (a "Warrant") to purchase 6.566 shares of common stock, $0.01 par value. The Warrants are exercisable at a price of $9.625 per share, subject to certain anti-dilution provisions. Warrant holders may exercise the Warrants at any time on or after the earlier to occur of (i) September 23, 1998 and (ii) in the event a change of control occurs, the date the Company mails notice thereof to the holders of Series A Notes and Warrants. Unless exercised, the Warrants will expire on September 15, 2005. If all Warrants were exercised as of the date of issuance, the Warrants would represent approximately 3% of the Common Stock outstanding on a fully-diluted basis after giving effect to the exercise of certain outstanding options or rights issued by the Company. The Series A Notes and Warrants will become separable no later than upon the commencement of an exchange offer explained more fully below.

        The Units were sold by the Company on September 23, 1997 to Bear, Stearns & Co. Inc. and Smith Barney Inc. (the "Initial Purchasers") pursuant to a Purchase Agreement dated September 18, 1997 (the "Purchase Agreement"). The Initial Purchasers subsequently resold the Units to qualified institutional buyers pursuant to Rule 144A under the Securities Act and pursuant to offers and sales that occurred outside the United States within the meaning of Regulation S under the Securities Act.

        Pursuant to the Purchase Agreement, the Company and the Initial Purchasers entered into a Senior Notes Registration Rights Agreement, dated September 23, 1997 (the "Senior Notes Registration Rights Agreement"), which grants the holders of the Series A Notes certain exchange and registration rights. The Company agreed for the benefit of the holders of the Series A Notes, that after the issuance of the Series A Notes it would file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to an exchange offer (the "Exchange Offer") in which the Company allows the holders of the Series A Notes to exchange them for Series B Notes which have terms substantially identical to the Series A Notes, except that they will not be subject to certain transfer restrictions. In October 1997, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "Commission") to satisfy its obligations under the Senior Notes Registration Rights Agreement. Such Registration Statement was declared effective by the Commission on November 4, 1997 and the Exchange Offer will expire on December 10, 1997 unless extended by the Company.

        Additionally, pursuant to the Purchase Agreement, the Company and the Initial Purchasers entered into a Warrant Registration Rights Agreement, dated September 23, 1997 (the "Warrant Registration Rights Agreement"), pursuant to which the Company is required to file a shelf registration statement under the Securities Act covering the resale of the Warrants and the issuance of the shares of common stock upon exercise of the Warrants. The Company is required to file such shelf registration statement within 270 days after September 23, 1997 ("Closing Date") and to use its best efforts to cause such registration statement to be declared effective on or before 365 days after the Closing Date.

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



                             HIGHWAYMASTER COMMUNICATIONS, INC.

Date: November 7, 1997


                             By: /s/ William C. Saunders
                                 ---------------------------------------------
                                 William C. Saunders
                                 President and Chief Executive Officer




                             By: /s/ J. Philip McCormick
                                 ---------------------------------------------
                                 J. Philip McCormick
                                 Executive Vice President and Chief Financial
                                 Officer (Principal Financial Officer)

===============================================================================

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



===============================================================================

 (3) Exhibits


     3.1    -  Certificate of Incorporation of the Company, as amended.(1)(9)
     3.2    -  Amended and Restated By-Laws of the Company.(11)
     4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1) 4.2 -Warrant Certificate, dated September 27, 1996, issued to SBW.(7)
     4.3 - Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle Stockholders and the other persons named therein.(7)
     4.4 - Amended and Restated Stockholders' Agreement, dated September 27, 1996, by and among the Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein.(7)
     4.5 - Indenture dated September 23, 1997 by and among the Company, HighwayMaster Corporation and Texas Commerce Bank, National Association.(12)
     4.6 - Pledge Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
     4.7 - Registration Rights Agreement dated September 23, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
     4.8 - Warrant Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
     4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc.(12)
     10.1 - License Agreement, dated April 23, 1992, by and between Voice Control Systems and the Company (as successor to By-Word Technologies, Inc.)(1)
     10.2 - Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc.(1)
     10.3 - Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Kennedy, Jr., as amended.(1)(5)
     10.4 - Employment Agreement, dated February 4, 1994, by and between HighwayMaster Corporation and William C. Saunders, as amended.(1)(5)
     10.5 - Employment Agreement, dated November 23, 1994, by and between HighwayMaster Corporation and Gordon D. Quick.(1)(5)
     10.6 - Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994, as amended.(1)(5)(6)
     10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)
     10.8 - Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications Corporation.(1)(2)
     10.9 - Services Agreement, dated March 14, 1995, between the Company and GTE Telecommunications Services Incorporated.(1)(2)
     10.10 - Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation.(3)(4)
     10.11 - Agreement, dated June 8, 1994, between the Company and Truckstops of America, Inc.(1)

     10.12 - Amendment dated November 16, 1995 to that certain Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications Corporation.(3)(4)
     10.13 - Letter Agreement, dated April 5, 1995, between the Company and IEX Corporation.(1)
     10.14 - Product Development Agreement, dated December 21, 1995, between the Company and IEX Corporation.(3)(4)
     10.15 - Technical Services Agreement, dated September 27, 1996, between the HM Corporation and SBW.(7)
     10.16 - Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation.(3)
     10.17 - Form of Adoption Agreement, Regional Prototype Cash or Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)
     10.18 - Agreement, dated December 3, 1996, between the Company and Pickett Racing.(8)
     10.19 - Software Transfer Agreement, dated April 25, 1997 between the Company and Burlington Motor Carriers, Inc.(9)(10)
     10.20 - Purchase Agreement dated September 18, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

     11     -  Statement re: Computation of Per Share Earnings.(13)
     27     -  Financial Data Schedule.(13)


---------

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

(11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.

(12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).

(13)    Filed herewith.