Form 10-K
period 1997-12-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1998-03-31
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                                   -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from      to

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
YES  X    NO
   -----    -----.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 23, 1998 was $50,006,465.44*

         The number of shares outstanding of Registrant's Common Stock was 24,898,986 as of March 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1998 annual meeting of stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997.

         Certain exhibits filed with the Registrant's Registration Statement on S-1 (Registration No. 33-91486), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, the Registrant's Current Report on Form 8-K filed on October 7, 1996, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997, and the Registrant's Registration Statement on S-4 (Registration No. 333-38361), as amended, are incorporated herein by reference into Part IV of this Report.

------------------

         *Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 23, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                       HighwayMaster Communications, Inc.

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1997

                                      INDEX
                                                                                                               Page
                                                                                                               ----

PART I   .........................................................................................................1
         ITEM 1.  BUSINESS........................................................................................1
                  GENERAL  .......................................................................................1
                           The Company............................................................................1
                           Business Strategy......................................................................2
                           The Long Haul Trucking Solution........................................................2
                           Products and Services..................................................................5
                                    Series 5000...................................................................5
                                    Series 3000...................................................................8
                                    AutoLink......................................................................9
                                    Trailer Tracking.............................................................13
                                    Platinum Service.............................................................14
                           Infrastructure & Operations...........................................................14
                           Strategic Service Alliances of the Company............................................17
                           Additional Business Opportunities.....................................................18
                           Competition...........................................................................19
                           Patents and Proprietary Technology....................................................21
                           Regulation............................................................................21
                           Employees.............................................................................23
                  RECENT FINANCING TRANSACTIONS..................................................................23
                           Senior Notes Payable..................................................................23
                  RISK FACTORS  .................................................................................23
                           Forward Looking Statements............................................................23
                           Limited Operating History; Significant Losses.........................................23
                           Limitations Due to Debt...............................................................24
                           No Remote Disaster Recovery System....................................................24
                           Switching Complex Operational Difficulties............................................24
                           AT&T Litigation.......................................................................25
                           Uncertainty Regarding Patent and Proprietary Rights...................................25
                           Products in Development...............................................................26
                           Dependence on Cellular Infrastructure.................................................27
                           Dependence on Clearinghouse Services..................................................27
                           Costs Related to Billing Discrepancies................................................28
                           Network Enhancement; Need to Modify Contractual Relationship..........................28
                           No Long-Term Product Supply Arrangements..............................................28
                           Control of Company....................................................................29
                           Repurchase of Notes Upon Change of Control............................................29
                           Competition and Technological Change..................................................30
                           Uncertainty of Government Regulation..................................................31
                           Dependence on Key Personnel...........................................................33
                           Year 2000 Software Risk...............................................................33
                           Expansion Risk........................................................................33
                           Customer Concentration................................................................33



                           Product Liability.....................................................................34
                           Certain Tax Considerations............................................................34
                           Common Stock Availability for Purchase by SBW.........................................34
                           Certain Rights of SBW.................................................................34
                           Dividend Policy.......................................................................35
                           Shares Eligible for Future Sale.......................................................35
                           Volatility of Stock Price.............................................................35
         ITEM 2.  PROPERTIES.....................................................................................35
                           Real Property and Leases..............................................................35
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................35
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................36

PART II  ........................................................................................................37
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS...................................................................37
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................38
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS...................................................39
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................43
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................43
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURE...................................................43

PART III ........................................................................................................44
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................44
         ITEM 11.  EXECUTIVE COMPENSATION........................................................................44
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT........................................................................44
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................44

PART IV  ........................................................................................................44
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                           ON FORM 8-K...........................................................................44


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.

THE COMPANY

         The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial applications for the Company's wireless enhanced services network have been developed for, and are currently being marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking customers with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. As of December 31, 1997, the Company had an installed base of 33,122 Series 5000 Mobile Units in service in the long-haul trucking market.

         The Company is currently developing new applications for its wireless enhanced services network to expand the range of trucking companies that utilize its services and address the needs of the automotive and other markets. The Company introduced its Series 3000 Mobile Unit in February 1998, which is less expensive and offers more limited functionality than its current long-haul trucking product. The Company is marketing the Series 3000 Mobile Units primarily to smaller trucking fleets and owner-operators that can benefit from the Company's enhanced wireless services, including primarily its nationwide voice communication capabilities, and for whom protection from fraud, effective call delivery and low airtime charges are critical requirements.

         In January 1997, the Company entered into a strategic business alliance with Prince, a subsidiary of Johnson Controls and a leading supplier of automotive interior systems and components, pursuant to which the parties are developing and marketing and will provide a wireless automobile safety and security service, the AutoLink(R) service, to be offered to motorists in the United States and Canada. The AutoLink service is expected to be offered on a commercial basis beginning in late 1998.

         In addition, in early 1997, the Company acquired Burlington Motor Carrier's ("Burlington") proprietary fleet operating software and hired all the employees from its Management Information Systems group. The Company enhanced the Burlington fleet operating software to provide a new offering called the Platinum Service which it made available to additional trucking companies in November 1997. The Company, through its Platinum Service, offers to its customers all software, hardware and services necessary for an end-to-end information management solution. The Platinum Service supports electronic data interchange ("EDI") for load tendering, billing, shipment status, and funds transfer; dispatching; logs; safety and claims; fuel management; vehicle maintenance; rating and billing; accounts receivable; applicant recruiting; driver management; driver payroll and settlements; sales and marketing, customer service and driver load matching optimization. In December 1997, the Company entered into its first customer contract for the Platinum Service program.

         Finally, the Company is currently developing a low cost, wireless trailer tracking service which it expects to offer to the trucking industry. Pursuant to a memorandum of understanding, BellSouth Corp. ("BellSouth") has agreed to negotiate a definitive agreement with the Company whereby Bell South would grant the Company exclusive rights to provide a tracking solution for detachable trailers utilizing BellSouth Cellemetry(R) Data Services, based on technology patented by the company and by BellSouth.

         The Company provides its mobile communications services through its wireless enhanced services network, which utilizes patented technology developed by the Company to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and more than 70 cellular carriers. Through its agreements with cellular carriers, the Company is able to take advantage of the more than $32 billion which cellular carriers have invested to establish and expand cellular coverage in the United States. The Company's network covers 99% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. Call processing and related functions for the Company's network are provided through a network switching center (the "NSC") operated on behalf of the Company by IEX Corporation. The Company holds eleven United States patents that cover certain key features of its network which are used in locating and communicating with vehicles using the cellular infrastructure.

         Management believes that several significant factors differentiate the services which the Company is able to provide through its wireless enhanced services network from conventional cellular service, including the following:

                  Immediate Nationwide Call Delivery. In order to automatically (with no user intervention) provide immediate call delivery to cellular subscribers who travel outside of their home markets, a cellular carrier must install advanced switching equipment (IS-41 capable), establish physical connectivity and establish the appropriate roaming agreements with other cellular carriers. Primarily as a result of the cost of this advanced switching equipment, the Company believes that many cellular markets located outside of major metropolitan areas have not yet implemented automatic call delivery capabilities. HighwayMaster uses a patented technology which works independently from cellular carriers' IS-41 protocol to automatically provide immediate call delivery to its customers on essentially a nationwide basis.

                  Fraud Control. Conventional cellular service has historically experienced relatively high levels of fraud. Industry sources estimate that cellular fraud resulted in losses totaling approximately $650 million in 1995. The Company has been able to significantly limit fraud through the architecture of its network, which requires that all calls originated by customers be routed to the NSC and thereby reduces or eliminates cellular cloning, fraud and call blocking for its customers. To date, neither the Company nor the cellular carriers which have properly implemented the Company's protocols have experienced any identifiable roamer fraud in connection with the mobile communications services provided through the Company's network.

                  Low Nationwide Fixed Airtime Charges. The Company believes that basic cellular air time charges for cellular subscribers who travel out of their home markets range from as much as $1.00 to $2.00 per day per market and from $0.45 to $1.25 per minute, in addition to applicable long-distance charges. By comparison, the Company's customers in the long-haul trucking market are charged a fixed rate of $0.53 per minute for voice communications within the United States, which includes long-distance charges.

                  Additional Value-Added Services. The Company offers its customers additional value-added services which are not offered by cellular carriers who are unable to supplement the capabilities of the existing cellular infrastructure with the features and capabilities of the Company's network. The value-added services currently offered by the Company include data transmission and fleet tracking, as well as a number of other ancillary services, such as estimating times of arrival, calculating fuel tax mileage and engine monitoring engine performance.

         The Company's principal executive offices are located at 16479 Dallas Parkway, Suite 710, Dallas, Texas 75248, and its telephone number is (972) 732-2500.

BUSINESS STRATEGY

         The Company's objective is to become a leading provider of mobile communications services to customers in its targeted markets. To achieve this objective, the Company will seek to take advantage of the commercial potential of the HighwayMaster network in four separate ways. First, the Company intends to achieve greater penetration of the long-haul trucking market by continuing to increase its base of Series 5000 Mobile Units installed in customers' trucks. Second, the Company intends to leverage the capabilities of its network to develop and implement new applications for the trucking, automotive and other markets, including the AutoLink service to be offered to motorists in the United States and Canada, the Platinum Service and trailer tracking. Third, the Company intends to develop a common hardware platform for the AutoLink product, the Series 5000 Mobile Units and more advanced versions of its Series 3000 Mobile Units. A common platform should enable it to take advantage of volume cost savings that may be derived from AutoLink to reduce the price of its long-haul trucking products, thereby enabling the Company to expand the segments of the long-haul trucking market which it is able to serve on an economical basis. Fourth, the Company intends to pursue opportunities, either alone or in cooperation with international partners, to export its technology and applications to selected foreign markets.

THE LONG-HAUL TRUCKING SOLUTION

General

         The Company currently provides integrated mobile voice, data, tracking and fleet management information services to trucking companies and other private operators in the long-haul trucking market. These services are provided by linking customers to the Company's network through the installation of Series 5000 Mobile Units in their trucks. The Series 5000 Mobile Unit enables a truck driver to send and receive voice and data messages and utilize all of the other features and capabilities of the Company's network. Management believes that the system offered by the Company to trucking customers represents the most complete and cost-effective package of mobile communications products and services currently available to the long-haul trucking industry. A key feature of this system is its ability to offer voice communication capabilities on essentially a nationwide basis through the use of the existing cellular infrastructure. Currently, the Company's primary competitor offers a satellite-based system that provides data-only mobile communication services with no voice capabilities.

         In addition to its voice communications capabilities, the Series 5000 Mobile Unit permits the transmission and receipt of data messages between a truck and a dispatcher. The Series 5000 Mobile Unit also has navigational tracking capabilities which allow trucking companies to map a truck's position, typically within 100 yards, anywhere in the United States and Canada. Furthermore, the Series 5000 Mobile Unit is capable of performing a number of other functions such as calculating fuel tax mileage, estimating times of arrival, storing data and monitoring on-board electronic engine and other electronic functions. For small to mid-sized fleets, the Company also offers a dispatch software package that enables a trucking dispatcher to optimize the use of its fleet by processing data transmitted by the Series 5000 Mobile Units and performing a variety of fleet management information functions.

         The Company is developing a line of Series 3000 Mobile Units, which are less expensive and offer more limited functionality than its current long-haul trucking product. The Series 3000 Mobile Unit is designed to provide voice communication services and additional functions such as the automated capture and transmission of engine data and other information, as well as vehicle tracking. The Company believes that the Series 3000 Mobile Units will allow it to serve a broader segment of the long-haul trucking market, including smaller fleets and owner-operators who do not require all the features of the Series 5000 Mobile Unit but can benefit from the advantages of the Company's wireless enhanced services network, as well as fleets who currently utilize data-only mobile communications services provided by the Company's competitors. The Company introduced a basic version of the Series 3000 Mobile Unit in February 1998, which is expected to be supplanted by a more advanced version of this product during 1998.

The Trucking Industry

         Based on the Department of Commerce Census, management believes that there are currently approximately 2.2 million long-haul commercial trucks in the United States. Although the Company expects to generate sales of Series 5000 Mobile Units in all sectors of the long-haul trucking market, the Company's primary target market for these products is approximately 800,000 trucks consisting of trucking fleets and owner-operators who own or operate larger-sized trucks (Class 6, 7 and 8 trucks) used for long-haul transport (average distances in excess of 100 miles). Of this group, the mid- and large-sized fleets (25 or more trucks) totaling approximately 530,000 trucks in the Department of Commerce Census are the primary target market for the Series 5000 Mobile Unit,while the remaining 270,000 trucks in this group consist mainly of small-sized fleets (24 or fewer trucks) and are part of the market for both the Series 5000 and the Series 3000 Mobile Unit. In addition the Company believes that the Series 3000 Mobile Unit will appeal to fleets of smaller-sized trucks (Class 1-5 trucks) also used for long-haul transport. Based on the Department of Commerce's Census, the Company believes that there are currently approximately 1.4 million trucks in this extended market for the Series 3000 Mobile Unit.

Mobile Communications Needs in the Trucking Industry

         The Company believes that demand for the Company's long-haul trucking application will continue to grow as trucking companies experience increased industry competition and face mounting internal and external pressures to adopt mobile communications systems.

         External pressures include competition from the increasing number of trucking companies that are installing mobile communications systems, demands placed on the long-haul trucking industry to meet just-in-time inventory demands, and regulatory and environmental requirements. The Company estimates that at the present time there is an installed base approaching 200,000 integrated mobile communications systems (including those sold by the Company) in trucking fleets operating in the United States. As just-in-time delivery inventory control becomes more prevalent, manufacturers increasingly will require that materials arrive immediately before incorporation into the manufacturing process. The resulting pressure on trucking companies has stimulated demand for more efficient two-way communications systems to assure on-time pick-up and delivery, improved load matching within a widely dispersed fleet and current tracking of shipment location. In fact, certain large shippers require all new contracting trucking companies to be equipped with on-board communications and tracking equipment. Additionally, trucking companies must maintain detailed records relating to miles driven by state, hours driven by each driver and other information. Some hazardous substances may only be transported over certain routes.

         Internal pressures include containing costs through improved operating efficiency, improving driver quality of life thereby reducing critical turnover rates, and increasing the safety of drivers, capital equipment and cargo by reducing the likelihood of accidents. The Company's long-haul trucking application assists trucking companies in improving efficiency by increasing the utilization of equipment and reducing the number of empty miles and out-of-route miles. Because of the features and capabilities of the Company's system, it is not necessary for truck drivers to make frequent stops to place telephone calls to dispatchers. In addition, the Company's system allows swift and efficient matching of drivers with shipments, thereby reducing layovers and fuel costs associated with empty miles.

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

         Finally, by allowing a driver to communicate using "hands free" voice-activated equipment while traveling, the Company's system minimizes the distractions and hazards of placing or receiving a call while on the road. Voice commands spoken into a microphone clipped to the visor and synthesized voice responses from the Series 5000 Mobile Units provide a safety advantage over traditional cellular telephones, which must be grasped with one hand during operation, and over full keyboard typing necessary to operate competing satellite-based systems, which drivers are not permitted to use while the vehicle is in motion. Further, by enabling the driver to communicate while traveling in his vehicle, the HighwayMaster system reduces stops to make telephone calls at truck stops, where management believes a large percentage of all trucking accidents occur. The HighwayMaster system also automatically reports time, speed and routes driven by each truck to the dispatcher, which can be used to enhance safety troubleshooting and driver safety counseling, and the tracking service enables the trucking company to locate stolen trucks or trucks involved in a roadside emergency.

PRODUCTS AND SERVICES

         The Company has developed, or is in the process of developing, five mobile communications applications: (i) the Series 5000 Mobile Unit, (ii) the Series 3000 Mobile Unit, (iii) the AutoLink product, (iv) the Trailer Tracking product and (v) the Platinum Service.

SERIES 5000

         The Company currently provides mobile communications services to its customers in the long-haul trucking market by linking them to the Company's network through the installation of Series 5000 Mobile Units in their trucks. The Series 5000 Mobile Unit enables a truck driver to send and receive voice and data messages and utilize all of the other features and capabilities of the Company's network. Management believes that the Series 5000 Mobile Unit represents the most complete and cost-effective package of mobile communications products and services currently available to the long-haul trucking industry.

         Series 5000 Mobile Unit. The Series 5000 Mobile Unit includes the following: (i) a menu-driven display module which provides two large lines of scrollable text on the dashboard, (ii) a microphone which clips on the sun visor for "hands free" communication utilizing voice-recognition and voice-synthesis technologies, (iii) a modified cellular telephone handset and cradle, (iv) a cellular antenna, (v) a GPS navigational antenna, and (vi) a computerized system module in the vehicle which contains the positional reporting device, the cellular transceiver and the on-board computer. The system module also houses voice-activation and voice-synthesis software, data storage capability and unique technology that significantly reduces the risk of cellular roaming fraud. The module provides ports to allow for incorporation of current and future peripheral equipment, such as a fax machine, scanner, printer, engine monitoring equipment and trailer temperature monitoring. The Series 5000 Mobile Unit was designed to be "user-friendly," to have installation times that are shorter than competing satellite unit installations, and to limit driver training to an average of one hour. The system module is remotely programmable from the host computer by the trucking company and by HighwayMaster.

         Pricing. The Company's Series 5000 products and services are economically priced to appeal to a wide range of participants in the long-haul trucking industry. The Company offers the Series 5000 Mobile Unit at a retail price of $1,995, with tiered discounts for larger volume purchases. The Company's customers are charged a flat fee of $0.53 per minute for voice communication within the United States and $0.64 per minute for cross-border communication in Canada, which includes all cellular air time and long-distance charges, $0.48 per minute for data transmission within the United States and $0.59 for cross-border data transmissions and $41 per month per installed Series 5000 Mobile Unit to utilize the system. When the parties sending and receiving voice communications are both located in Canada, customers are generally charged amounts which are higher than the flat fees described above. In addition, callers are charged a fee for each call billed to a separate account, such as a credit card, calling card or HighwayMaster account. The Series 5000 Mobile Unit is installed in the customer's trucks, and the dispatcher is equipped with mapping and management software at no additional charge. This software can be integrated into the host computer systems operated by the Company's customers or can be installed and operated on a personal computer equipped with a hard disk and a modem.

         Voice Communications. The Company provides nationwide voice communications services at a rate of $0.53 per minute for calls within the United States. By comparison, management believes that currently available cellular call delivery systems for subscribers who travel out of their home markets require the payment of rates that are higher than those charged by the Company. The driver controls the functions of the Series 5000 Mobile Unit by an enhanced cellular telephone handset. A microphone clipped to the truck's visor and voice-recognition capability also allow the system to be controlled by the driver's voice commands. While in a cellular region covered by HighwayMaster, a driver may initiate telephone calls to any phone number pre-approved by the dispatcher, and the dispatcher may initiate telephone calls to the driver. Drivers may be issued calling card accounts by HighwayMaster or use selected credit cards that allow them to place personal telephone calls to any telephone number. Such calls are billed separately to the drivers' home addresses. See "-- Infrastructure and Operations." The nationwide call delivery feature, combined with calling-party payment for calls, sets the Company's product apart from conventional cellular service.

         Data Transmission. The Series 5000 Mobile Unit permits the transmission and receipt of data between a truck and a dispatcher. The $0.48 per minute charge for data transmissions within the United States translates into costs as low as $0.0007 per character for a typical dispatch message of between 600 and 700 characters. The dispatcher may type free form data messages, which appear on the driver's data display screen on the dashboard and can be stored for future reference. The driver may send up to 99 pre-programmed status messages with accompanying numerical data such as "At Dock Loading" or "Trailer Number 21" that automatically update the trucking company's host computer, eliminating the data entry function a dispatcher must perform at the trucking company. The driver also may enter status messages by voice command or through the telephone handset keypad. Certain options allow the Series 5000 Mobile Unit to monitor engine speed and temperature, automatically transmitting the data to the trucking company. Future enhancements may allow for trailer temperature monitoring and other features.

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

         Fleet Tracking. Precise position and historical route reports are automatically provided to the dispatcher's computer with each call to or from the truck. For the cost of $0.48 per minute of data transmission time within the United States and $0.59 per minute for cross-border data transmissions, the dispatcher can obtain a real-time position report from a specific truck by keyboard request. Reports are generally accurate to within 100 yards. These reports include position logs, which are stored internally, providing historical route information even if the truck travels out of cellular coverage. A trucking company's use of these tracking capabilities can improve management and facilitate better customer service. The navigational tracking capabilities of the Series 5000 product reduce the number of out-of-route miles and facilitate efficient matching of drivers with loads, thereby reducing expenses and empty miles driven.

         Fleet Management Software and Information Services. The Company's PC-based dispatch software package is used primarily by mid- to small-sized fleets and enables a trucking dispatcher to optimize the use of its fleet by processing data transmitted by its Series 5000 Mobile Units, managing dispatch records, driver logs, state fuel tax calculations, route planning and other functions. The dispatch software can be loaded on to a personal computer equipped with a modem, or the system can be interfaced directly to be networked with a midrange or a mainframe computer for access by the dispatcher or a shipper. The software performs essentially three functions: (i) order entry,
(ii) dispatch and tracking, and (iii) truck reconciliation and mapping. The order entry function stores and manages the ordering information related to each shipment, including the assignment of loads to specific trucks, required delivery times and bills of lading. The dispatch and tracking function utilizes GPS location information along with data entered by the driver, to provide information for any truck within the fleet, including destination, load, drivers' identification and mileage driven. The truck reconciliation and mapping application provides historical information such as percentage of on-time deliveries and miles driven per state for fuel tax calculation. An online interstate highway map can be used to graphically plot the routes traveled by each truck. The system can highlight trucks that are running behind schedule or are available for load pick-ups.

         The principal software suppliers that currently market full feature software application programs to trucking companies offer interfaces to the HighwayMaster system (which allow data communication directly between the trucking company's existing mainframe computer and Series 5000 Mobile Units installed in their trucks). This allows the larger fleet customers who have their own dispatch software on a mainframe system to continue to use their existing dispatch software and interface with the HighwayMaster system. These third party software suppliers generally offer the customized HighwayMaster interface at reasonable cost directly to their customers. HighwayMaster provides some custom interface development to very large customers. See " --- Platinum Service."

         Rolling ETA. Rolling ETA(TM) is an enhancement to the Company's Series 5000 Mobile Unit which instructs the microprocessor mounted inside the truck to calculate the estimated arrival time based upon average speed, hours per day and delivery parameters and alerts the driver and dispatcher automatically if the truck is going to miss an arrival time.

         Fuel Tax Calculation. The Company is using a software program known as MileMaster(R) to help customers automate their fuel tax calculations. MileMaster(R) is an enhancement to the Company's Series 5000 Mobile Unit and the accompanying host software which allows the Company to provide an automatic, paperless log of the actual mileage driven in each state as well as state-line crossings for each truck. This allows the Company's customers to implement an automated fuel tax calculation system that eliminates the need for drivers to hand-log their mileage, dates and times as they cross state lines and eliminates the possibility of human data entry errors.

Current Installed Base

         The number of Series 5000 Mobile Units installed in customer vehicles has grown at a relatively steady rate since commercial operations began in September 1993. As of December 31, 1997, the Company had installed approximately 33,122 Series 5000 Mobile Units, and had orders to install an additional 8,069 Series 5000 Mobile Units.

         As of December 31, 1997, all customers were receiving service through the NSC and had signed a service contract which generally commits the Company to provide services for a one-year term. During 1998, the Company intends to increase the initial term of the service contract for new customers. At the expiration of the initial term, the contracts continue in effect on a month-to-month basis unless terminated upon 30 days' written notice by either party. The Company directly invoices customers served by the NSC for all enhanced telecommunications services and cellular services, and contract terms generally permit the Company to increase its service charges to customers upon 30 days' written notice.

Target Market

          The Company's primary target market for this product is operators of larger-sized trucks (Class 6, 7 and 8 trucks) used for long-haul transport (average distances in excess of 100 miles). Based on the Department of Commerce Census, management estimates that there are currently approximately 800,000 trucks in the primary target market for the Series 5000 Mobile Unit of which 270,000 consist of small-sized fleets and owner-operators (24 or fewer trucks) which may be more likely to purchase the Series 3000 product. Management further estimates that nearly 200,000 trucks are currently equipped with some form of integrated mobile communications solution, but believes that substantially all operators in this market will experience significant competitive pressures over the next five years to adopt some form of integrated mobile communications solution.

Marketing and Distribution

         The Company sells its long-haul trucking application to fleet buyers primarily through its direct sales force located throughout the nation. As of December 31, 1997, the Company's direct sales force consisted of 23 persons. This sales force focuses its efforts on fleets ranging in size from 20 to 3,000 trucks. Accordingly, to increase sales productivity and efficiency and to decrease sales expenses, the Company has reduced overlaps in sales territories and made certain related organizational changes. In addition, the Company intends to intensify its efforts to reach accounts with over 1,000 trucks in their fleet. Sales to these major accounts generally require a sustained marketing effort over a period of at least several months. In some cases, major accounts insist on competitive evaluations or in-the-field test programs prior to making a commitment to purchase Series 5000 Mobile Units. To target these major accounts, the Company has created a national account group that is dedicated to these strategic prospects. National marketing support for the sales teams includes print advertising in industry journals, direct mail, radio networks popular with truckers, industry trade shows and on-site marketing promotions.

Product Manufacturing and Supply

         Comptronix Corporation assembled the Series 5000 Mobile Units until the third quarter of 1996, when it sold substantially all of its assets and assigned its customer purchase orders to Sanmina Corporation ("Sanmina"). After the sale, Sanmina has continued production of Series 5000 Mobile Units for the Company. The Company also entered into an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of Series 5000 Mobile Units. In the future, the Company expects to fulfill all of its orders for Series 5000 Mobile Units from K-Tec. The various components used in the assembly of the Series 5000 Mobile Units (including GPS components and cellular transceivers) are obtained from certain other manufacturers. All GPS receivers and cellular transceivers for the Series 5000 Mobile Units are manufactured by Motorola, and the Company believes that there are a limited number of suppliers that are capable of manufacturing transceivers that meet the Company's requirements. See "Risk Factors --- No Long-Term Product Supply Arrangements."

Customer Service and Warranty

         HighwayMaster operates a 24-hour, seven days a week customer support service center to handle customer questions and requests. Regional installation and customer service offices have been established in Atlanta, Chicago and Dallas. Effective March 1, 1998, the Company consolidated its regional operations and closed the Philadelphia and Salt Lake City offices. HighwayMaster assigns account service representatives to each account of 20 or more trucks to give personalized training and to assist in configuring the system to provide the greatest possible economic impact. A one-year limited warranty is provided to all purchasers of Series 5000 Mobile Units, inclusive of parts, labor and diagnostic work.

         The Company has trained personnel in authorized service centers to perform installations and warranty of Series 5000 Mobile Units at locations nationwide, with additional locations to be activated pending training. Independent contractors in strategic locations throughout the United States have also been trained to perform installations, charging a fixed rate for each Series 5000 Mobile Unit installed. In addition, each account of 25 or more trucks receives two days installation services for which the customer can elect to have a HighwayMaster representative install Series 5000 Mobile Units or train personnel of the customer to perform their own installations.

SERIES 3000

         The Company is developing a line of Series 3000 Mobile Units, which are less expensive and offer more limited functionality than its current long-haul trucking product. The Series 3000 Mobile Unit is designed to provide voice communication services and can be configured to provide additional functions such as the automated capture and transmission of engine data. More advanced models under development are expected to provide additional features on a limited basis, such as vehicle tracking. The Company believes that the Series 3000 Mobile Units will allow it to serve a broader segment of the long-haul trucking market, including smaller fleets and owner-operators who do not require all the features of the Series 5000 Mobile Unit but can benefit from the advantages of the Company's wireless enhanced services network, as well as fleets who currently utilize data-only mobile communications services provided by the Company's competitors. The Company introduced an early version of the Series 3000 Mobile Unit in February 1998, and expects to supplant it with a more advanced version of this product during 1998.

         The basic version of the Series 3000 Mobile Unit consists of (i) a cellular telephone handset and cradle, (ii) a cellular antenna and (iii) a computerized system module. The advanced version of the Series 3000 Mobile Unit will add a GPS navigational antenna and a more sophisticated computerized system module. The advanced version of the Series 3000 Mobile Unit may be based upon the hardware platform currently being developed by the Company in connection with the AutoLink service or it may be based upon the current Series 3000 Mobile Unit, contingent upon pricing, timing and quality concerns. See "-- AutoLink." This version will be capable of interfacing with the vehicle's engine and allow the customer to add optional software enhancements to enable the unit to perform additional services such as fax capability and performing fuel tax calculations.

         The Series 3000 Mobile Unit is attractively priced in order to achieve as high as possible a level of penetration in the targeted segments of the long-haul trucking industry. The Company offers the Series 3000 Mobile Unit at a retail price of approximately $745, with discount pricing for larger volume purchases. Customers who utilize the basic model of the Series 3000 Mobile Unit pay the same low, fixed per-minute rates for voice and data communications as those who utilize the Series 5000 Mobile Unit, but are assessed a reduced per unit charge on a monthly basis of $29.00.

Target Market

         The Company's primary target market for the Series 3000 Mobile Unit consists of small-sized fleets and owner-operators (24 or fewer trucks) who operate larger-sized trucks (Class 6, 7 and 8 trucks) used for long-haul transport (average haul in excess of 100 miles). Based on the Department of Commerce Census, the Company estimates that there are approximately 270,000 trucks in this target market, which is shared with the Series 5000 product. Furthermore, the Company believes that the Series 3000 Mobile Unit will appeal to a significant portion of fleets who operate smaller-sized trucks (Class 1-5 trucks) for long-haul transport, which include an estimated 1.4 million trucks. The Company also believes that the product will appeal to some customers who are using data-only systems offered by the Company's competitors. The Company believes that the lower cost of the Series 3000 Mobile Unit should enable it to achieve significant penetration in these segments of the long-haul trucking industry given the strong demand for lower-cost voice communications services.

Marketing and Distribution

         In order to market the Series 3000 Mobile Unit, the Company intends to use a sales strategy that combines direct mail, targeted telemarketing, print advertisements and third party cooperative arrangements for point of purchase distribution. The Company will use direct mailings and targeted telemarketing to contact potential long-haul trucking customers and inform them of the features and benefits of the Series 3000 Mobile Unit. This approach will be supplemented by print advertisements in trade journals and other publications to introduce and increase awareness of this product in the trucking industry.

Product Manufacturing and Supply

         The Company has an agreement with K-Tec to assemble the Series 3000 Mobile Units which the Company introduced in February 1998. The Company also has signed a memorandum of understanding with Trimble and is negotiating a definitive agreement whereby Trimble would develop a hardware component that could serve as a common platform for both the AutoLink product and other versions of the Series 5000 and Series 3000 mobile units.

Customer Service and Warranty

         Customers who utilize the basic model of the Series 3000 Mobile Unit have access to the same customer support service center and warranty program as those who utilize the Series 5000 Mobile Unit.

AUTOLINK

         In January 1997, HighwayMaster entered into a strategic business alliance with Prince pursuant to which the parties will develop and provide the AutoLink service to motorists in the United States and Canada. Prince is a subsidiary of Johnson Controls and a leading supplier of automotive interior systems and components. The basic AutoLink service will provide an intelligent communications link from the vehicle to the AutoLink Complex with connections to various emergency, roadside assistance and information services suppliers in order to provide emergency assistance, roadside assistance and information services to motorists, including remote tracking of stolen or missing vehicles. The principal components of the AutoLink system are (i) the end-user interface, which will be designed and manufactured by Prince, (ii) the in-vehicle communications and location hardware, which is expected to be manufactured by Trimble to the Company's specifications and will incorporate certain of the Company's patented technology, and (iii) the wireless enhanced services network, which will be provided and managed by the Company.

         The AutoLink product will be offered to both the OEM market (original equipment manufacturers) and the after-market (owners of existing vehicles). The Company currently expects that the AutoLink service will be offered on a commercial basis in the after-market beginning in late 1998 and in the OEM market beginning in the second half of 1999.

Joint Development Agreement

         The Company and Prince are parties to an agreement (the "Joint Development Agreement") which defines their respective roles and responsibilities in connection with the development and marketing of the AutoLink service. The Joint Development Agreement provides that the Company will
(i) be responsible for providing access to the Company's network for the AutoLink service, (ii) provide general assistance in connection with the design and development of the AutoLink service, including with respect to network functionality, product functionality and cellular carrier activation, (iii) lead sales efforts in certain after-market distribution channels which include its cellular carrier partners, the Recreational Vehicle ("RV") marketplace, automotive distributorships and automotive dealerships, (iv) coordinate and negotiate agreements to ensure the availability of emergency, roadside assistance and information services and (v) have overall program responsibility for offering the AutoLink service to the after-market. Prince will (i) have overall program responsibility for offering the AutoLink service to OEM customers, (ii) be responsible for the marketing and sale of the AutoLink system to OEM customers, (iii) coordinate the development of various information services by one or more suppliers for the OEM customer market and (iv) develop the end user interface for the AutoLink system, as well as an electronic interface to the automobile's in-vehicle communications and location hardware. The name "AutoLink" is a registered trademark of Prince and, under the terms of the Joint Development Agreement, may be used by the Company only with respect to the integrated package of services jointly offered by the parties. The term of the Joint Development Agreement will expire on January 23, 2002, unless earlier terminated upon the occurrence of specified events.

         Under the Joint Development Agreement, the Company expects to receive from Prince a one-time design fee and reimbursement for certain development costs. In addition, in consideration of the services provided in the OEM market, the Company will receive certain fees, including an activation fee, a monthly per-user charge and service charges for calls placed by or for end-users. The risk of collection from end-users in the OEM market will generally be borne by Prince. With respect to the provision of services to the after-market, the Company will determine the nature and amount of the charges to end-users. Any fees or charges related to after-market services which exceed the amount of the fees which the Company would receive for such services in the OEM market will be equally divided between the Company and Prince. The risk of collection from end-users in the after-market will generally be borne by the Company. All amounts received by the Company in connection with the AutoLink business alliance will be in consideration of network management and other services, and the Company does not expect to generate any revenues or profits from the sale of the AutoLink hardware in either the OEM market or the after-market.

         The AutoLink project is in its preliminary stages. Accordingly, the Joint Development Agreement may need to be modified and amended to reflect developments and understandings reached by the parties as the AutoLink project matures.

AutoLink Product

         The AutoLink product will consist of (i) an end-user interface, into which there will be integrated a small display module, (ii) a cellular transceiver, (iii) a computerized system module, (iv) a cellular speaker, (v) a cellular antenna and (vi) a GPS navigational antenna and receiver. The Company currently expects that the end-user interface will be located in the vehicle's rearview mirror or in an overhead console within easy reach of the driver. The other components of the AutoLink product will be located apart from the end-user interface in order to improve performance and enhance the security features of the system.

         The design of the AutoLink product has required that the Company, in conjunction with Prince and its hardware suppliers, develop miniaturized versions of the principal components included in its Series 5000 Mobile Unit and reduce hardware costs so that the AutoLink product may be offered at a relatively low price level. The Company intends to take advantage of the AutoLink design process by incorporating the key technical features of the AutoLink product into future versions of its Series 5000 Mobile Unit and Series 3000 Mobile Unit. In addition, the Company will seek to leverage any volume cost savings that may be derived from the purchase of the AutoLink product to reduce the price of its long-haul trucking products, thus expanding the segments of the long-haul trucking market which it is able to serve on an economical basis.

         The AutoLink service will be an in-vehicle communication, location and information service which will offer a variety of safety, security and convenience features to end users. These services include the following:

                  Emergency Assistance. By pushing a button on the user interface, a driver will be connected with an AutoLink service representative and request emergency assistance. If requested by the driver or automatically in the event of certain emergencies, the AutoLink service representative will arrange for the dispatch of local emergency services to the precise location of the vehicle, which will be pinpointed using the GPS location capabilities of the AutoLink product.

                  Roadside Assistance. By pushing a different button on the user interface, a driver will be connected with an AutoLink service representative and request roadside assistance in the event of an accident, break down or similar occurrence. The AutoLink service representative will have access to a network of participating roadside assistance providers to be assembled by the Company in the case of the after-market and by the OEM in conjunction with their vehicle warranty program in the case of the OEM market. Based on the location of the vehicle and the nature of the service required, the representative will select and dispatch an appropriate roadside assistance provider. Furthermore, since the AutoLink product can be connected to the engine and other electronics on the car, the service representative will have the ability to do certain things for car owners, such as unlock car doors when keys have been accidentally locked inside, track stolen vehicles, and even allow automotive service centers to directly access engine functions and diagnose a problem before the car is brought in for service.

                  Information Services. The AutoLink product will eventually provide drivers with a wide range of information services. For example, because the AutoLink service can automatically pinpoint the location of a vehicle, the AutoLink service representative will be able to provide a lost driver with directions to his destination. Other information services that may be provided through the AutoLink product include traffic, weather, news, vehicle location and short message services.

Target Markets

         There are currently 198.3 million vehicles on the roads in the United States. In addition, the number of new vehicles sold in the United States in 1996 totaled approximately 15.1 million.

         The OEM customer market consists of new manufactured vehicles in which the AutoLink product is installed by the manufacturer, at the point of import or by an authorized dealer for whom the manufacturer has placed an order. In most cases, it is expected that the automotive end-user will secure the AutoLink services (i) as a part of a vehicle option package, in which case the price of the services may be included in purchase price for the vehicle or (ii) through the payment of a monthly service fee by the end user.

         The after-market consists of all markets other than the OEM market. In most cases, after-market sales will consist of sales to the owners of existing vehicles. Vehicle owners electing to receive the AutoLink service will pay for the AutoLink product and the installation thereof, as well as a monthly service fee.

Marketing and Distribution

         Prince will be responsible for marketing, sales and distribution of the AutoLink product in the OEM market and to specific after-market distribution channels previously described. It is expected that Prince will leverage its experience in the automotive industry and relationships with automobile manufacturers to obtain orders for the AutoLink product beginning with the 2000 model year, which will be introduced by automobile manufacturers in the second half of 1999, although there is no assurance that this will be the case. To date, no orders have been placed for the AutoLink product, although Prince is currently engaged in discussions and negotiations with various automobile manufacturers. Prince will also assume lead responsibility for sales of the AutoLink product in the recreational vehicle and automobile dealer distribution channels of the after-market business.

         HighwayMaster will be primarily responsible for marketing, sales and distribution of the AutoLink product in the after-market. At the present time, the Company intends to establish distribution arrangements with one or more cellular distributors and resell the product to cellular carriers who are included in the Company's enhanced wireless network. It is expected that these cellular carriers would offer the AutoLink product to consumers in conjunction with or as an enhancement to local cellular service. To date both BellSouth and Southwestern Bell Wireless ("SBW") have entered into memoranda of understanding with the Company to offer the AutoLink product to their customers. The Company also has entered into a memorandum of understanding with CellStar which contemplates that CellStar will act as the exclusive distributor for the AutoLink product in the after-market, including supplying the cellular carriers. The Company expects that its arrangements with CellStar will be governed by a definitive distribution contract which will provide for an initial two-year term commencing from the initial date of factory production. There can be no assurance that the Company and CellStar will in fact enter into such a distribution contract or as to the terms thereof, which are expected to be the subject of further negotiations between the parties. Assuming that satisfactory arrangements can be made for distribution of the AutoLink product, the Company expects to begin offering the AutoLink service in the after-market beginning in late 1998.

Product Manufacturing and Supply

         Prince and the Company are currently negotiating a definitive agreement with Trimble, pursuant to a memorandum of understanding, whereby Trimble would manufacture the in-vehicle communications and location hardware included in the AutoLink product but no assurance can be given that such an agreement will be reached or as to the terms thereof. In the case of products to be sold in the OEM market, orders will be placed with the hardware supplier either by Prince or directly by automobile manufacturers who elect to incorporate the AutoLink product into their vehicles. In the case of products to be sold in the after-market, the Company expects that, in order to accelerate the launch of the AutoLink service, it may be necessary for it to place an order with the hardware supplier for up to 100,000 units. Under the terms of any such order, the Company would be directly responsible for payment of the purchase price for these units. Although no assurances can be given in this regard, the Company believes that it should be able to make satisfactory arrangements with potential distributors and cellular carriers pursuant to which they would undertake to purchase and resell all or substantially all of these units in the after-market.

Network Management Services

         Under the Joint Development Agreement, the Company will be responsible for managing and monitoring network services and ensuring that the AutoLink service has access to a nationwide, proprietary cellular network. In addition, it will be required to identify and engage a third party to conduct network system performance and design reviews to ensure that the network operates in accordance with the agreed specifications. In order to fulfill its network management obligations, the Company is currently planning to construct the AutoLink Complex in 1998. In addition, in order to begin offering the AutoLink service on a commercial basis, it will be necessary for the Company to amend its contracts with cellular carriers to allow the Company to utilize their cellular systems to provide emergency and roadside assistance service to motorists in their home markets. The Company has begun to seek amendments to its contracts with cellular carriers and to date has amended the contracts with 59 carriers. There can be no assurance that it will be able to obtain amendments covering all areas in which it currently provides mobile communications services to long-haul trucks. See "Risk Factors --- Dependence on Cellular Infrastructure" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TRAILER TRACKING PRODUCT

         The Company is currently engaged in developing a Trailer Tracking product. The initial release of this product will provide GPS-based location tracking for untethered trailers used in the trucking industry. Future releases of the product may provide event driven information such as tether/untether, trailer loaded/unloaded, rear door open, etc. The Company expects to base the Trailer Tracking product on Cellemetry short data messaging technology, allowing it to use the existing cellular infrastructure in conjunction with BellSouth's Cellemetry(R) Gateway and HighwayMaster's Network Services Center to send information from the trailer back to the trucking Company. The Company expects the initial release of this product to be late in 1998.

Target Market

         The Company expects its target market for the Trailer Tracking product will consist of mid- and large-sized fleets which utilize trailers in both long-haul and short-haul transport. Based on statistics quoted in trade publications this market includes up to 2.4 million trailers. The Company believes the low up-front price and low monthly service costs should enable it to achieve significant penetration in this segment of the transportation industry given the strong demand and lack of current low cost provider.

Marketing and Distribution

         At this time, the Company expects to utilize print advertisements in trade journals and other publications as well as participation in trade shows to increase awareness of this product. The Company will utilize its field sales force to sell the Trailer Tracking product. The Company's strategy for marketing of the Trailer Tracking product has not yet been tested or implemented, and there can be no assurance that the Company will be successful in achieving substantial sales.

Product Manufacturing and Supply

         The Company expects to contract with K-Tec to assemble and produce its Trailer Tracking product, although no assurances can be made that this agreement can be reached and what the terms may be. The Company is negotiating with various vendors to supply the base components. There can be no assurance that the Company will be able to make arrangements with these vendors to manufacture the hardware components of the advanced versions of the Trailer Tracking product or, if successful in making such arrangements, as to the terms thereof.

The Trailer Tracking product is at the early stages of product development.

PLATINUM SERVICE

         In April 1997, the Company entered into an agreement with Burlington which provides for the installation of up to 2,000 Series 5000 Mobile Units in Burlington's fleet of long-haul trucks. As part of the transaction, the Company purchased exclusive ownership rights to Burlington's proprietary fleet operating and management information software and has assumed the operation of its data center and computer systems. The Company has added capacity to the Burlington data center in order to provide a broad range of data processing services to other trucking companies, which would essentially replace such companies' existing management information systems departments with services, software and hardware to be provided by the Company. Added capacity will enable the Company to use the software and data center previously owned by Burlington in conjunction with the HighwayMaster network to offer its customers levels of integration not previously available in the trucking industry. Management currently expects that the primary market for the data processing services to be offered by the Company will consist of small- to mid-size fleets which have significant fleet management and other logistical requirements but have not yet made substantial investments in information technology. The Company unveiled this Platinum Service product to the market in the last quarter of 1997 and is currently providing these services to two customers.

INFRASTRUCTURE AND OPERATIONS

Network Configuration

         The diagram set forth below depicts the configuration of the HighwayMaster network, as it is currently utilized to provide services through the Series 5000 Mobile Units and the Series 3000 Mobile Units and is expected to be utilized to provide services through the AutoLink product and Trailer Tracking product:

         [Diagram of HighwayMaster network, which illustrates the connections among (1) the mobile communications unit, (2) the cellular carrier, (3) GTE-TSI,
(4) EDS, (5) the NSC, (6) long distance and local exchange carriers, (7) the dispatcher PC, (8) all other telephones, (9) GPS satellites, (10) the AutoLink emergency response center (in the case of the AutoLink product only) and (11) roadside assistance, emergency response and information services providers (in the case of the AutoLink product only).]

         Series 5000 and 3000 Mobile Units. The processes illustrated above are fully automated, allowing communication with drivers from any telephone in the United States and Canada. As the driver enters a new cellular coverage area, the HighwayMaster unit (1) automatically sends an identifying signal to the cellular carrier (2). This cellular carrier information is sent via specialized hardware and software provided by GTE-TSI (3) and occasionally EDS (4) to the NSC (5) so the NSC will be able to direct future incoming calls for that driver to the appropriate cellular carrier.

         When the driver makes a phone call, the HighwayMaster unit (1) is connected to the NSC (5) via the cellular carrier (2) and existing long distance lines (6), and the NSC switches the call to the appropriate destination, which may be the Dispatcher PC for data (7) or any other telephone for voice (8). The Company's NSC requires entry of a personal billing account or selected credit card number for separate billing of personal calls.

         When dispatchers or outside callers desire to call a driver, their calls are switched by the NSC (5) directly over existing long distance lines and local exchange carriers (6) to the appropriate cellular carrier (2), which completes the call to the driver (1). Data messages are first stored in the NSC
(5) and then passed to or from the Dispatcher PC (7) and the HighwayMaster unit
(1).

         The HighwayMaster unit (1) automatically records a precise position report obtained from GPS satellites (9) on a continuous basis. This log of reports and any other stored data is uploaded to the appropriate switching complex with every business voice or data call made to or from the HighwayMaster unit. Additionally, the Dispatcher PC (7) can initiate a call at any time to obtain an immediate position report from any truck.

           AutoLink Product. By pushing a button on the user interface (1) or automatically in certain circumstances (such as in the event of airbag deployment), the AutoLink product is connected to a switching complex similar to the NSC and to be constructed during 1998 (5) via the cellular carrier (2) and existing long distance lines (6). The switching complex routes the call to the appropriate AutoLink response center (10) and the driver of the vehicle is connected with an AutoLink service representative. The AutoLink product (1) automatically records a precise position report obtained from GPS satellites (9) on a continuous basis, which is uploaded to the AutoLink response center whenever a telephone link is established. The AutoLink service representative can then dispatch roadside assistance or emergency response services to the precise location of the vehicle or provide certain information services (11). The AutoLink service representative (10) is also able to initiate a call to the AutoLink product (1) via the switching center (5) without driver involvement. This enables the service representative to perform services such as unlocking doors and tracking stolen vehicles.

         Trailer Tracking Product. The HighwayMaster unit (1) automatically records a precise position report obtained from GPS satellites (9) and reports the data to the NSC (5) on a scheduled basis. Additionally, the Dispatcher PC
(7) can initiate a call at any time to obtain an immediate position report from any trailer.

         Wireless Telephony. Cellular communication is the primary medium for wireless voice communication currently in use in the United States. The cellular infrastructure utilized by the Company is already in place. By contrast, the Company's satellite, ESMR and personal communications services ("PCS") competitors must expend substantial amounts of capital and several years of development time to construct networks capable of transmitting and receiving voice messages from customers nationwide.

         The Federal Communications Commission (the "FCC") has provided for a two-operator duopoly in each cellular market. Only two licenses are awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market is initially awarded to a company or group that is affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market is initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "ASide" license). The HighwayMaster system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both carriers in approximately 30% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market to PCS providers. At the present time, PCS is generally available only in certain metropolitan markets but is expected to create increased competition for cellular operators where available.

         Increased demand for cellular service is driving investment in cellular networks and improving service coverage. Cumulative capital investment within the cellular industry has reached $37 billion as of June 1997, up from $6.3 billion in December 1990. Total number of cell sites increased to 38,650 in June 1997, up from 10,307 in December 1992. Total cellular customers reached more than 48.0 million in June 1997.

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

         Management believes that due to the large number of existing cellular subscribers, consumer ownership of many cellular telephones and the extensive capital investment by cellular carriers in the existing cellular infrastructure, it is unlikely that the existing cellular network will be abandoned or replaced by ESMR or other competing technologies. A number of cellular carriers are in the process of upgrading from existing analog cellular systems to enhanced systems utilizing digital technology. However, management believes that the large number of analog telephones already owned by cellular subscribers will ensure that cellular telephone operators continue to offer services to existing analog users concurrently with digital users, over an extended or indefinite phase-in period that exceeds the expected useful life of the Series 5000 Mobile Units.

         Enhanced Service Complexes. Call processing, data management and other switching services for the Company's network are provided through the NSC. From 1993 through 1996, all such services were provided to the Company and its customers through the AT&T Complex. AT&T terminated the AT&T Contract effective as of June 29, 1996. In the third quarter of 1996, the Company began commercial service with its own switching complex, the NSC, which was designed and constructed for the Company by IEX. In September 1997, AT&T notified the Company that it would discontinue offering services through the AT&T Complex as of December 31, 1997. The remaining customers being serviced by the AT&T Complex were transitioned over to service through the NSC by December 31, 1997. Customers have generally reported improved service on the NSC after transitioning from the AT&T Complex.

         The NSC provides switching services among each Series 5000 Mobile Unit, the HighwayMaster nationwide enhanced services network, the dispatcher PC and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting voice and data transmissions. Voice communications are routed from each Series 5000 Mobile Unit through the HighwayMaster nationwide enhanced services network to the NSC. It automatically completes the call through the public telephone network to the end user. Voice communications from the dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Series 5000 Mobile Unit are stored in the NSC, then transmitted in cost-effective batches. Time critical information, as determined by the trucking company, is immediately transmitted to the receiving party. The switching complex records data from each transmission, generates a call record and processes the information into customer billing records. HighwayMaster can increase capacity of the NSC as needed to meet growing caller demands by increasing the line capacity and number of modems and controllers.

         The Company believes that the NSC has certain advantages over what the AT&T Complex offered. The NSC generally incorporates more advanced architecture and offers additional functions not previously available through the AT&T Complex. In addition, the NSC gives HighwayMaster increased flexibility to add new features and services without having to negotiate contract modifications with AT&T and also enhances the Company's ability to monitor operations and perform diagnostic functions to identify problems.

         Call Routing. Each time a Series 5000 Mobile Unit travels into a new MSA or RSA, it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to GTE-TSI or EDS, which are also under contract with the Company and provides the NSC with call delivery information necessary for the NSC to deliver calls to the Series 5000 Mobile Unit as it travels through the new MSA or RSA. Subsequent telephone calls or data transmissions originating from the Series 5000 Mobile Unit are recognized by the local cellular carrier and screened to allow call routing only through the NSC, where additional screening is conducted.

         Before a call originating from a Series 5000 Mobile Unit is received by the NSC, the Series 5000 Mobile Unit must establish an encoded electronic "handshake" with the NSC. The effective elimination of roamer fraud is a factor in the Company's ability to contract with local cellular carriers throughout the country.

         Navigation Technology. GPS allows users to identify the location of any truck at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS units available for civilian use are generally accurate within 100 yards. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. Management believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, raw navigational information is of little use to trucking companies unless the GPS receiver is integrated with a computer system, such as the Series 5000 Mobile Unit, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

         The Company's use of government-operated GPS satellites differs substantially from competitors' use of satellites for two-way communications. GPS satellites send one-way signals to mobile receivers, allowing the Series 5000 Mobile Unit to plot its geographical coordinates. GPS satellites are not capable of two-way communication, and no charges are assessed to users of the GPS services. For two-way mobile communications, the Company relies exclusively on earth-based cellular systems. The Company's primary competitors utilize leased or owned communications satellites for two-way data communications, incurring costs associated with ownership or leasing of satellite communication capacity.

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

         Local Cellular Carriers. HighwayMaster has established a network for United States-based trucking operators that offers mobile communication coverage in 99% of the available cellular service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with more than 70 cellular carriers, including all the regional Bell operating companies, GTE, and Rogers Cantel, Inc., in more than 715 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 30% of United States cellular coverage regions. Management expects its back-up coverage to continue to increase as more relationships are established. Management believes that local cellular carriers are motivated to make capacity available to the Company for various reasons, including (i) increases in volume of air time usage, (ii) no customer service expense, (iii) the inability of customers using the HighwayMaster system to switch to another cellular carrier, (iv) no customer acquisition costs, (v) access to a national customer base not otherwise available to local cellular carriers, (vi) use of the HighwayMaster system by long-haul truckers who typically travel through less dense cellular coverage areas, (vii) use of the HighwayMaster system by truckers typically during off-peak time periods and
(viii) no expenses associated with fraudulent usage as a result of the security protection afforded by the HighwayMaster system. In most cases, current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30-days' notice prior to June 30 of each year. The Company has recently executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts except that they provide for an initial three-year term. The Company's agreements with cellular carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's protocol. Although the Company's protocol has been effective to prevent fraud to date, there can be no assurance that this will be the case in the future.

         The Company's current contracts with cellular carriers permit the Company to utilize their cellular networks to provide mobile communications services to vehicles engaged in long-haul trucking and certain recreational uses so long as such vehicles travel outside of their home areas for specified periods of time. In order to begin offering the AutoLink service on a commercial basis, it will be necessary for the Company to amend its contracts with cellular carriers to allow the Company to utilize their cellular systems to provide emergency and roadside assistance service to motorists in their home markets. The Company has begun the process of amending its contracts with cellular carriers, and to date has amended the contracts with 59 carriers. However, there can be no assurance that it will be able to obtain amendments covering all areas in which it currently provides mobile communications services to long-haul trucks.

         GTE-TSI and EDS. GTE-TSI and EDS provide clearinghouse functions to the cellular industry, creating the data link between a foreign network and a roamer's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that ended March 14, 1998. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. The agreement provides for mutual exclusivity by the Company and GTE-TSI with respect to the provision and use of certain critical call delivery features to provide service to the trucking industry. The Company is currently renegotiating the GTE-TSI contract and anticipates finalizing it by early in the second quarter. The agreement between the Company and EDS involves the provision by EDS of certain clearinghouse functions in connection with EDS' cellular carrier customers. Fewer data processing functions are conducted by EDS due to the Company's consolidation of certain common data processing functions with GTE-TSI. The agreement with EDS expires on October 24, 1998 and is renewable for subsequent one-year terms unless 60-days' notice is provided prior to the termination date of the agreement. See "Risk Factors -- Dependence on Clearinghouse Services."

         IEX Corp. IEX designed, tested, constructed and serves as facility manager for the NSC. The NSC constitutes a critical link in providing certain enhanced call processing, data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. See "-- Infrastructure and Operations."

         GTE Wireless. GTE Wireless indirectly provides a significant amount of cellular coverage for the HighwayMaster network and pays all cellular carriers for HighwayMaster, billing the Company on a monthly basis. The term of the current agreement with GTE Wireless expires in March 1999.

         SBC. In connection with its strategic investment in the Company in September 1996, SBC entered into a Technical Services Agreement with the Company pursuant to which SBC or one or more of its affiliates will provide the Company with certain technical and advisory services relating to the operation and improvement of its network. The Company believes that the availability of these services from SBC has the potential of allowing it to accelerate the development and implementation of various features of its network and mobile communications services.

ADDITIONAL BUSINESS OPPORTUNITIES

Burlington Contract

         In 1997, HighwayMaster entered into an agreement with Burlington, one of the largest truckload carriers and logistics providers in North America, which provides for the installation of up to 2,000 Series 5000 Mobile Units in Burlington's fleet of long-haul trucks. As part of the transaction, the Company purchased exclusive ownership rights to Burlington's proprietary fleet operating and management information software and has assumed the operation of its data center and computer systems. HighwayMaster has added capacity to the data center previously owned by Burlington in order to provide a broad range of data processing services to other trucking companies which would essentially replace such companies' existing management information systems departments with services, software and hardware to be provided by HighwayMaster. Added capacity would enable HighwayMaster to use the Burlington software and data center in conjunction with the HighwayMaster mobile communications system to offer its customers levels of integration not previously available in the trucking industry. HighwayMaster is currently developing and providing these services for two customers.

Other Opportunities

         The Company believes that substantial expansion opportunities exist within international markets that are served by cellular service. The Company currently provides certain mobile communications services to Canadian-based operators who provide a remote call forwarding line (also known as a foreign exchange line) from their dispatcher PC to the United States. The Company's ability to provide such services to owner-operators and operators of small fleets in Canada is limited given that they cannot easily afford the expense of a remote call forwarding line. There are approximately 200,000 larger-size trucks operating in Canada, many of which travel extensively in the United States. Mexico offers another avenue for expansion if agreements with cellular carriers and installation of necessary infrastructure interfaces can be established. According to one industry source, in 1993, there were approximately 250,000 medium and larger sized trucks and buses operating in Mexico. Management believes that expansion into Europe may prove to be viable for the Company because trucking companies in Europe face many of the same demands as companies in the United States and the European cellular infrastructure is highly developed. However, engineering changes would be necessary to build a HighwayMaster system adapted to European cellular technology and multiple languages. A data-only satellite-based competitor of the Company currently is operating in Europe, Japan and certain other developed countries.

         The most recent Truck Inventory and Use Survey published by the United States Census Bureau indicated that in 1992 there were 2.6 million medium and heavy commercial trucks in the United States. Future refinements, which may eventually provide city street map detail, should allow the HighwayMaster system to be used by intra-city courier services, local bus companies and police, fire and ambulance services. In addition to these software enhancements, it will be necessary for the Company to revise its working relationships with the affected local cellular carriers before the Company attempts to expand its customer base to include localized intra-city users and to provide certain changes to its Company Complex to service a more localized market. See "---- Infrastructure and Operations".

         In addition, the Company is developing and intends to market additional wireless voice and data solutions, network services, logistics software and wireless computer communications devices to other freight and field service operations on a local and national basis (some of which may require modifications to equipment and existing contracts with cellular carriers and other parties). Management has identified several potential markets, some of which would require modification to the Series 5000 Mobile Unit or HighwayMaster system's infrastructure.

         Management also believes interstate bus companies could benefit from the HighwayMaster system in its present configuration in order to contact drivers to bypass small town bus stops with no passengers for pickup. The Company also intends to market the HighwayMaster system to railroads for use in locomotives and railcars as well as to the commercial marine industry. In addition, management believes that the more than 2 million recreational vehicles in the United States constitute a potential market for the Company's services.

COMPETITION

         In each of the markets currently targeted by the Company, there are a number of other companies that offer or plan to offer some form of two-way mobile communication using a variety of different technologies which compete or could eventually be used to compete with the Company. These companies primarily utilize satellite-based communications technologies, SMR, enhanced specialized mobile radio ("ESMR"), and wireless technologies, including paging systems and terrestrial links for dedicated short range communications systems.

         Conventional Satellite Communications. Satellite communication is accomplished through transmission of a signal from an earth-based transmitter to a satellite, which automatically retransmits the signal to an earth-based receiver. Many communication satellites are geo-stationary, and remain over a single point over the equator by orbiting the earth in the same direction and at the same speed as the rotation of the earth. Mobile equipment designed for satellite communication is equipped with highly specialized rotating antennae which are continuously directed toward the satellite, and utilize highly complex data or voice compression systems to minimize demands on satellite capacity. This type of mobile communication equipment broadcasts over the radio frequency spectrum, and domestically the FCC regulates and controls the number of satellite communications systems that may be placed in service.

         Satellite communication available to the transportation industry generally utilizes a single earth station to transmit and receive data via satellite to and from satellite communication units installed in trucks. Messages created by truck drivers on an onboard keyboard can be stored, compressed and transmitted in short bursts. Although voice communication is theoretically possible for mobile communication systems that utilize satellite transmissions, the current limited capacity and current high cost of satellite communication have tended to limit offerings to data-only services.

         Satellite systems currently cover 100% of the continental United States, and their comprehensive coverage may be perceived by truckers and trucking companies as an advantage over the cellular system. The Company believes that any marketing or operational advantage derived from satellite coverage, as compared to the HighwayMaster system (which covers approximately 95% of the United States interstate highway system), is mitigated by the fact that satellite systems require more costly equipment and do not currently offer voice communication on an economical basis and by the fact that users of the satellite system can experience queuing delays during peak periods between transmission and receipt of messages. In addition, because geo-stationary satellites stay over the equator, transmission and receipt of data in North America is sometimes interrupted or rendered impossible by obstacles on the southern horizon, such as nearby tall buildings or mountains.

         At the present time, the Company's primary satellite competitor in the long-haul trucking market is Qualcomm, which markets its products and services primarily to large fleets, offers two international satellite-based communication systems: (i) OmniTRACS, which provides two-way data messaging and tracking services, and (ii) TrailerTRACS, which provides trailer monitoring. Drivers access and utilize the system through an onboard keyboard and data display screen. Qualcomm offers or plans to offer its products and services in certain of the international markets targeted by the Company, including Canada, Mexico and Europe. Qualcomm reported that as of January 1998 it had delivered over 210,000 OmniTRACS systems worldwide. The Company believes that the satellite-based communication products and services offered by Qualcomm are generally more expensive than the Company's products and services. However, Qualcomm has recently offered lower prices for quantity purchases and reduced-cost trial periods in an effort to improve its competitiveness.

         At least one other entity offers or plans to offer satellite-based data communication and tracking services to the long-haul trucking industry. AMSC, a geo-stationary system which is owned by a consortium of satellite and communications companies offers a satellite-based system that is similar to the Qualcomm system in that the mobile communications equipment consists of a keyboard and data screen mounted in each truck. Recent enhancements allow dual SMR or satellite communication in a single unit. The AMSC system offers both voice and data communications and recently announced it plans to acquire Motorola's Ardis data messaging business.

         Middle and Low Earth Orbit Satellites. In order to maintain a stationary position over the earth, communication satellites currently in use must maintain a very high orbit, which requires earth stations to generate relatively high powered transmissions for communication with the satellite. Certain entities, including Qualcomm, are participating in the development of MEO and LEO satellite networks, which are designed to employ multiple satellites in relatively lower earth orbits, rapidly circling the earth. The lower earth orbits should facilitate both voice and data communication services and will be accessible through relatively lower powered transmitters and receivers, allowing them to be installed in portable communication equipment. In terms of product and service offerings, MEO and LEO systems can be expected to compete directly with cellular services, including the HighwayMaster products and services, and will offer coverage in remote areas and foreign countries currently unserved by cellular carriers. However, due to the substantial capital investment required to place these systems in service, the Company believes that the MEO and LEO-based voice call rates are expected to be higher than the $0.53 per minute rate charged to HighwayMaster's customers.

         Specialized Mobile Radio. SMR has traditionally been used to serve the needs of local dispatch services such as taxis and couriers, which typically broadcast short messages to a large number of units. SMR wireless communication systems rely on high-powered voice or data transmissions among widely-spaced receiver/ transmitter sites within a discrete local or regional area. These systems generally have lower capacity to support simultaneous transmissions in a given area than do cellular systems, which transmit and receive radio communications from numerous closely-spaced cell sites. The radio hardware currently used to operate the various SMR systems varies widely, making it impossible for a customer to "roam" into a neighboring region that is served by a carrier with a different hardware configuration.

         Enhanced Specialized Mobile Radio. ESMR operators are currently developing and implementing ESMR digital technology to offer relatively low-cost mobile telephone services, with construction expected to be completed in several years. One operator, Nextel, Inc., is developing a nationwide digital ESMR network to provide mobile telephone service and has begun providing service in dozens of major metropolitan areas. Nextel is developing its ESMR network using uniform standards and a coordinated infrastructure to provide mobile telephone services with no roaming charges anywhere in the U.S. Other local and regional ESMR operators in addition to Nextel may eventually be able to offer region-to-region calling and call delivery services which will compete with the Company's services.

         Paging Services. At considerably less cost than full two-way mobile communication, several long-haul truckers and fleet operators have purchased or leased paging systems that allow a dispatcher to send a message to a driver. Management believes that pagers are used by trucking companies as a "temporary fix," since pagers do not offer full- function two-way communications services and cannot track vehicle locations. Some paging companies have begun to offer limited time-delayed two-way messaging capabilities, although initial shortcomings in coverage, voice service and tracking capabilities are likely to limit their use in the long-haul trucking market.

         Other Services. Other services are being proposed that could potentially compete with the HighwayMaster system. For example, the FCC currently is considering whether to allocate 75 megahertz of spectrum in the 5.850-5.925 GHz band to establish DSRC systems for the deployment of intelligent transportation systems to provide terrestrial wireless communication links between vehicles traveling at highway speeds and roadside systems. Current DSRC-based services include en-route driver information, freight mobility tracking, traffic control and automated roadside safety inspection. If these services can be provided inexpensively, they may compete with the Company's services.

         Telecommunications Act of 1996. The Telecommunications Act is intended to increase competition in virtually every arena of communications and eliminate many regulatory barriers to new competitors. It is unknown at this time what effect this legislation will have on the Company's ability to compete in the marketplace. See "Risk Factors -- Uncertainty of Government Regulation."

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained eleven domestic patents and has applied for additional domestic and foreign patents. In general, the Company's existing patents relate to certain features and capabilities of the HighwayMaster used in locating and communicating with vehicles through the cellular infrastructure. The Company's software is also entitled to certain protections under state trade secret law and federal copyright law. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

REGULATION

         The Company's products and services are subject to various regulations promulgated by the FCC which apply to the wireless communications industry generally. The Company's Series 5000 Mobile Units must meet certain radio frequency emission standards and not cause unallowable interference to other services. The Company has relied on the manufacturer of the cellular transceiver component of the Series 5000 Mobile Units, which is currently Motorola, to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

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

         The Company believes that the nature of its services does not require the Company to be classified as a common carrier for either wireless or long-distance regulatory purposes. This conclusion is based on several alternative regulatory interpretations, including the classification of the HighwayMaster service as a private network whose service is not offered to the public at large, but rather targeted to specific users such as the long-haul trucking industry and other owners of commercial vehicles. In addition, each customer arrangement is tailored to fit the communication needs of that particular customer. Alternatively, the Company can be classified as an enhanced services provider, and thus not subject to common carrier regulation, because the HighwayMaster proprietary hardware and software processing applications act on information transmitted by subscribers, who then receive information in return from HighwayMaster regarding the status of their commercial vehicles. The Company relies on its long-distance provider to comply with any long-distance regulatory requirements.

         The wireless telecommunications industry currently is experiencing significant regulatory changes which may require a re-examination of laws and regulations applicable to the Company's operations. For example, both the present HighwayMaster service and the future AutoLink service may be considered to be CMRS. CMRS providers are treated as common carriers, except that the FCC has decided to forbear from most common carrier regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. Recent FCC decisions have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable. To the extent that services offered by the Company are determined to be telecommunications services (which would not include enhanced services offered by the Company), the Company would be required to contribute to the mechanisms established by the FCC and various states to preserve and advance universal service. At the federal level, the Company's universal service contribution would be based on the end-user telecommunications revenues generated by those services that are determined to be telecommunications services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms.

         The Company's regulatory status also may change as a result of offering the AutoLink service, which will be offered indiscriminately to the public at large, with no individualized or customized contracts, and thus may be considered a common carrier service. However, the Company believes that it will nonetheless be regulated as a private carrier if, as currently contemplated, the AutoLink service does not offer interconnection to the public switched network. If the Company's interpretation of its regulatory status proves to be incorrect and it is deemed to be a common carrier, the Company may be required to offer its services upon reasonable request from any member of the public, it may be required to offer its services on a basis that is not unreasonably discriminatory, and, in certain states that regulate common carriers, it must comply with various regulatory requirements established by state public utility commissions, or their governing statutes, including procedures related to customer deposits, the filing of registration or notification letters, and the filing of tariffs. Changes in regulation of cellular common carriers also may require equal access by customers to the long-distance provider of their choice. Although regulations applicable to common carriers would add certain administrative costs and possible complications to the Company's relationships with its long-distance provider and cellular carriers, the Company believes that common carrier status would not require the Company to make substantial changes to its current services. Finally, certain public utility commissions could take the position that approval would be needed prior to any transfer of control of the Company. There can be no assurance that compliance with such regulations would not have a material adverse effect on the Company's operations.

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

         The Company currently provides mobile communications services to Canadian-based operators only if such operators provide a remote call forwarding line (also known as a foreign exchange line) from their dispatcher PC to the United States. This limits the Company's ability to provide such services in Canada, especially to owner-operators and operators of small fleets that cannot easily afford the expense of a remote call forwarding line. There can be no assurance that the Company will be able to resolve the issues required to permit it to expand the scope of its Canadian operations, including the provision of the AutoLink service.

EMPLOYEES

     As of December 31, 1997 the Company employed approximately 365 individuals, of whom 71 are engaged in engineering and product development, 107 in customer service, 33 in sales and marketing and 154 in administrative or executive functions. None of the Company's employees are represented by a labor union and management considers its relationship with its employees to be generally good.

RECENT FINANCING TRANSACTIONS

Senior Notes Payable

     On September 23, 1997, the Company issued 125,000 Units ("Units") comprised of $125,000,000 of 13.75% Senior Notes ("Notes") due September 15, 2005 and warrants to purchase 820,750 shares of common stock. The warrants are exercisable at a price of $9.625 at any time on or after the earlier to occur of
(i) the first anniversary of the closing date and (ii) in the event a Change in Control (as defined in the Indenture Agreement) occurs, the date the Company mails notice thereof to holders of the Notes and warrants. Interest is payable on the Notes semi-annually and commenced March 15, 1998. The Company used $46,588,000 of the proceeds from the issuance of the Units to purchase a portfolio of U.S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the Notes. This amount, including interest earned thereon, is portrayed in the accompanying consolidated balance sheets under the caption "Pledged Securities."

The Indenture for the Senior Notes contains certain covenants that, among other things limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions. The Company may incur up to $15,000,000 of additional indebtedness in the event certain conditions are satisfied.

The Notes are redeemable at any time on or after September 15, 2001 at the redemption prices declining annually from 110.313% of principal amount in 2001 to 100.00% of principal amount in 2004, plus accrued and unpaid interest. Prior to September 15, 2001, the Company may redeem up to 35% in the aggregate principal amount of the Notes at a redemption price of 113.75% of the principal amount thereof, plus accrued and unpaid interest with the net proceeds of a qualifying equity offering (as defined).

RISK FACTORS

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based upon management's beliefs, as well as assumptions made by and information currently available to management. When used in this Form 10-K, the words "anticipate," "believe," "estimate" or "expect" and similar expressions are intended to identify forward-looking statements. Any statement that an event will happen in the future is a forward-looking statement, and should not be interpreted as a promise that the event will occur. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

LIMITED OPERATING HISTORY; SIGNIFICANT LOSSES

         The Company commenced its operations in April 1992 and has a limited operating history. The Company began offering its long-haul trucking application on a commercial basis in September 1993. Since its inception, the Company has experienced significant operating losses and as a result it has a substantial accumulated deficit. In order to achieve a profitable level of operations, the Company must significantly increase its installed base of Series 5000 Mobile Units and generate substantially greater service and airtime revenues. The Company expects to continue to incur losses and negative cash flow from operations in the future. There can be no assurance that the Company's future operations will generate operating or net income or positive cash flow from operations. The Company intends to use a substantial portion of the proceeds from the Notes to fund future operating losses. If the Company does not achieve significant operating and net income and positive cash flow in accordance with its current long-term objectives and expectations, it will not have the funds required to pay the principal amount of the Notes at maturity in 2005 or to make interest payments on the Notes beyond the three-year period during which the payment of interest is provided for through the Pledged Securities. If the Company is unable to service the Notes using earnings or cash flow from operations, it will have to examine alternate means of repayment that could include restructuring or refinancing its indebtedness or seeking additional sources of debt or equity financing. There can be no assurance either that the Indenture would permit the Company to pursue alternative means of repayment or that the Company would be able to effect such a restructuring or refinancing or obtain such addition financing if permitted to do so. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early stages of the development and marketing of telecommunications products and services, as well as the competitive environment in which the Company operates and the other risks and uncertainties discussed in this Annual Report on Form 10-K. See "--- Selected Financial Data," and "--- Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITATIONS DUE TO DEBT

         The Indenture imposes significant operating and financial limitations on the Company. Such limitations will affect, and in many respects significantly restrict or prohibit, among other things, the ability of the Company to pay dividends, make investments and incur additional indebtedness. These restrictions, in combination with the Company's substantial leverage, could limit the ability of the Company to effect future financings or otherwise restrict the nature and scope of its activities. The degree to which the Company is leveraged could have important consequences to Company's stockholders and to the holders of the Notes, including: (i) the impairment of the Company's ability to obtain additional financing in the future, (ii) the reduction of funds available to the Company for its operations or for capital expenditures as a result of the dedication of a substantial portion of the Company's net cash flow from operations to the payment of principal of and interest on the Notes, (iii) the possibility of an event of default under covenants contained in the Indenture, which could have a material adverse effect on the Company, (iv) the placement of the Company at a relative competitive disadvantage as compared to competitors who are not as highly leveraged as the Company, and (v) vulnerability in the event of a downturn in general economic conditions or its business because of the Company's reduced financial flexibility. In addition, to the extent that the Company enters into a Bank Credit Agreement in the future as permitted by the Indenture, such agreement is likely to impose additional operating and financial restrictions on the Company, which may be more restrictive than those provided for in the Indenture. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business --- Recent Financing Transactions."

NO REMOTE DISASTER RECOVERY SYSTEM

         At the present time, the Company's disaster recovery systems focus on internal redundancy and diverse routing around and within the complex operated for the Company. Although a remote disaster recovery site is under development, the Company does not currently have access to a remote back-up complex that would enable it to continue to provide mobile communications services to customers in the event of a natural disaster or other occurrence that rendered the NSC unavailable. Accordingly, the Company's business is subject to the risk that such a disaster or other occurrence could hinder or prevent the Company from continuing to provide services to some or all of its customers.
See "Business -- Infrastructure and Operations."

SWITCHING COMPLEX OPERATIONAL DIFFICULTIES

         As noted above, the NSC began commercial service in the third quarter of 1996. Other than the normal operational issues encountered in placing in service a complex facility of this type, the addition of new customers to the NSC has been progressing in an orderly fashion and the NSC has not experienced unusual or severe service impairments. However, there also can be no assurance that the NSC will not experience performance and other operational problems in the future.

         Any significant performance or other operational problems affecting the NSC could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Infrastructure and Operations."

AT&T LITIGATION

         On February 16, 1996, the Company filed a lawsuit against AT&T, which operated an enhanced switching complex for the Company (the "AT&T Complex") until December, 1997,in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The Company claims ownership of trade secrets and proprietary information related to the design and function of the Company's mobile communications unit and dispatcher software and certain methods developed to prevent fraudulent use of the system.

         In September 1996, the Company amended its pleadings and filed additional claims related to breach of contract and various tortious activities. The Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid or, alternatively, should be transferred from AT&T to the Company, and that certain actual or threatened AT&T conduct infringes the Company's patents. The Company also brought claims against AT&T pursuant to the Texas Deceptive Trade Practices Act ("DTPA") and seeks actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added another defendant, Lucent Technologies, Inc. ("Lucent"), to which AT&T transferred certain of the patents at issue in the lawsuit.

         In July and October 1996, AT&T filed counterclaims essentially mirroring the Company's claims. AT&T seeks an injunction preventing the Company from using or disclosing AT&T's alleged trade secrets, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. The Court ruled in December 1997 on the motions by granting the dismissal of one non-essential tort claim against AT&T and the dismissal of the patent invalidity charges with respect to Lucent only on the grounds that Lucent has expressed no intent to enforce any of its patents against the Company. Discovery is continuing in this matter regarding the Company's remaining fourteen claims and various counterclaims, including the Company's claims against Lucent that would require Lucent to transfer title to certain patents to the Company.

         The claims made by AT&T in its pending litigation with the Company, if resolved in a manner adverse to the Company, could have a material adverse effect on the Company and its business, financial condition and results of operations. See "Business -- Legal Proceedings."

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

         The Company's success depends upon its technology and the scope and limitations of its proprietary rights therein. In order to protect its technology, the Company relies on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements and other similar arrangements. If the Company's assertion of proprietary rights is held to be invalid or if another person's use of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected.

         The Company holds eleven domestic patents and has applied for several additional domestic and foreign patents. In general, the Company's existing patents relate to certain methods and apparatus of the HighwayMaster system for locating and communicating with vehicles utilizing the cellular communications network. The Company's software is also entitled to certain protections under state trade secret law and federal copyright law.

         The patents and other intellectual property rights of the Company cannot prevent competitors from developing competing systems using other land-based wireless communications systems or using the cellular system through a different method. While the Company believes that the nature and scope of the HighwayMaster communications system, including the Company's strategic business and technological relationships, would be difficult for a competitor to duplicate, there can be no assurance that a competitor would consider these hindrances to be material in light of the market potential. A competitor could invest time and resources in an attempt to duplicate certain key features of the Company's products and services, which could result in increased competition and have a material adverse effect on the Company's business.

         Several of the Company's competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by the Company. There can be no assurance that the Company is aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights held by others. In general, if it were determined that any of the Company's products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to cease marketing such products or services or developing such enhancements, to obtain licenses (which might require the payment of royalties) to develop and market such products, services or enhancements from the holders of the patents or to redesign such products or services to avoid infringement. In such event, the Company also might be required to pay past royalties or other damages. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on its business.

         AT&T has filed applications for patent protection with respect to certain functions of the AT&T Complex and has obtained certain patents which appear to overlap with patents issued to the Company, some of which have been assigned by AT&T to Lucent. In connection with the pending litigation between the Company and AT&T, neither AT&T nor Lucent has asserted any patent claims against the Company, and the Company has asserted that the filing of these patents by AT&T constituted a theft of the Company's trade secrets. However, there can be no assurance the Company will succeed in gaining title to these patents through the litigation. See "-- AT&T Litigation."

PRODUCTS IN DEVELOPMENT

         AutoLink and the Trailer Tracking product as described in this Annual Report on Form 10-K require significant development efforts before commercial release. Although the Company has executed a letter of intent with BellSouth to utilize its Cellemetry(R) network for trailer tracking, a final contract must be negotiated. Various hardware, software and network solutions must be developed for the trailer tracking product to be successful, and the current Cellemetry(R) network must be expanded to include more cellular carriers in order to provide nationwide coverage similar to the Company's current service offerings. There can be no assurance that these things will be accomplished as currently expected.

         The AutoLink product as described in this Annual Report on Form 10-K is currently in the early stages of product development. Prince is currently engaged in designing the end-user interface for this product. In addition, pursuant to a memorandum of understanding among the parties, the Company and Prince are currently involved in negotiations with Trimble, which would be responsible for manufacturing the in-vehicle communications and location hardware for the AutoLink product in accordance with specifications. There can be no assurance that these negotiations will be successful or that the Company and Prince will be able to make satisfactory arrangements with Trimble. The software component to be loaded onto the AutoLink product is still being designed and tested in conjunction with the hardware. Additional testing of the AutoLink product will be required in real-time conditions before it is ready for launch. Any delay in the development or testing of the AutoLink product could significantly delay its projected launch dates. Moreover, in order to launch the AutoLink product, it will be necessary for the Company to continue making certain changes to the terms of various contracts with cellular carriers and other third parties to enable the Company to utilize its network to provide emergency and roadside assistance services to motorists in their home markets. The proposed strategy for the marketing of the AutoLink product has not yet been tested or implemented. Although the Company has entered into memoranda of understanding with CellStar which contemplates that CellStar will act as the exclusive distributor for the AutoLink product in the after-market, and with Bell South and SBW which contemplate that they will market and distribute AutoLink to the end consumer, the Company has not entered into a definitive agreement with these companies. There can be no assurance that the Company and Prince will be successful in achieving substantial sales of the AutoLink product in either the OEM market or the after-market. See "Business -- Products and Services -- AutoLink."

DEPENDENCE ON CELLULAR INFRASTRUCTURE

         The Company utilizes the existing cellular telephone infrastructure, with certain enhancements, as the wireless segment of the HighwayMaster network. In most cases, current terms of contracts between the Company and each of its cellular carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30-days' notice prior to June 30 of each year. The Company has recently executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts, except that they provide for an initial three-year term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual cellular carriers. If the Company is unable to renew or replace its contracts with cellular carriers at competitive rates, the Company may be forced to absorb the costs of increased cellular air time rates, or increase rates to customers where allowed by individual contracts. In general, a failure on the part of the Company to renew or replace its contracts with cellular carriers on favorable terms could have a material adverse effect on its business, financial condition and results of operations.

         The HighwayMaster network relies on the continued technical compatibility among its cellular service providers. Currently, cellular carriers primarily utilize analog technology, with digital technology offered in addition to analog in some service areas. If in the future cellular carriers discontinue all service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into its products. Although cellular providers have historically cooperated to maintain technical compatibility between markets over time, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing nationwide coverage. See "Business -- Infrastructure and Operations."

DEPENDENCE ON CLEARINGHOUSE SERVICES

         GTE Telecommunications Services Incorporated ("GTE-TSI") performs certain "clearinghouse" functions for the Company, which include, among other things, validation and verification of roaming numbers and provision of certain call delivery information. The Company's agreement with GTE-TSI was effective for an initial term ending March 14, 1998, with certain renewal options by the Company after that date. The agreement provides for mutual exclusivity in the trucking industry for the initial term with respect to certain key call delivery features. The agreement with GTE-TSI may be renewed by the Company for up to ten additional one-year terms after expiration at a reasonable price to be determined solely by GTE-TSI and it is currently being renegotiated. A renewal agreement is expected early in the second quarter. In the interim, GTE-TSI is providing the Company with services month to month on the same terms as were effective under the initial term. There can be no assurance that the renewal price determined by GTE-TSI after the initial three-year term will be acceptable to the Company or that it will result in a renewed agreement.

         A subsidiary of Electronic Data Systems Corporation ("EDS") also performs certain "clearinghouse" functions for the Company which include, among other things, the validation of roaming numbers and routing of call delivery information. The agreement with EDS expires on October 24, 1998 with successive automatic one-year renewal terms thereafter, unless terminated at the option of either party upon 60-days' notice prior to any expiration date. There can be no assurance that the EDS agreement will be renewed upon expiration.

         If the Company is unable to renew its agreement with GTE-TSI or, to a lesser extent, EDS, the Company may be required to make substantial and costly design changes to the HighwayMaster network in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI and EDS as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the system could be maintained if such a redesign were necessary.

         A separate subsidiary of GTE, GTE Wireless, provides certain other services to the Company, principally the direct payment of the Company's cellular service providers for cellular airtime, under a contract scheduled to expire in March 1999. The failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. See "Business -- Infrastructure and Operations."

COSTS RELATED TO BILLING DISCREPANCIES

         The Company's ability to operate its business on a profitable basis will depend in part upon whether it is able to monitor and control effectively the direct costs of providing services to its customers, including cellular air time charges. The Company periodically analyzes the charges billed to the Company by GTE Wireless on behalf of cellular carriers in order to obtain the appropriate amount of credit for any invalid air time usage charges billed to the Company. Furthermore, the Company incurs certain valid airtime usage charges that are not billable to customers under current billing practices. On at least one past occasion, the Company has recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received. There can be no assurance that the Company will not incur significant costs in the future in connection with billing discrepancies, the reconciliation process or that the costs will not have an adverse impact on the Company's ability to achieve and maintain satisfactory profit margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NETWORK ENHANCEMENT; NEED TO MODIFY CONTRACTUAL RELATIONSHIPS

         The Company expects to utilize its existing network to provide the AutoLink service to motorists in the United States and Canada and to pursue additional business opportunities in the future. However, certain modifications will need to be made to the Company's contracts with cellular carriers and other third parties to enable the Company to utilize its network for such purposes. For example, in order to provide the AutoLink service, the Company must continue the process of amending its contracts with cellular carriers to permit the use of their cellular systems to provide emergency and roadside assistance to motorists in their home markets. See "-- Dependence on Cellular Infrastructure." In addition, it will be necessary for the Company to make certain changes to the terms of its contracts with GTE-TSI and EDS to provide that such companies will perform the same "clearinghouse" functions for the AutoLink service as they currently do in the long-haul trucking market. There can be no assurance that all amendments will be obtained which are needed to enable the Company to provide the AutoLink service on a nationwide basis or to pursue all of the additional business opportunities described in this Prospectus. In order to provide the AutoLink service, the Company will also need to construct a new switching complex as contemplated in the existing joint development agreement between the Company and Prince. See "Business -- Products and Services -- AutoLink," "Business -- Infrastructure and Operations" and "Business -- Additional Business Opportunities."

NO LONG-TERM PRODUCT SUPPLY ARRANGEMENTS

         The Company does not have the ability to manufacture or assemble its products. To the extent that the Company is dependent on a single supplier to manufacture and assemble the Series 5000 Mobile Units, the possibility exists that problems experienced by the supplier could adversely affect the Company. The Company has an agreement with K-Tec for the assembly of the Series 5000 Mobile Units and for the Series 3000 Mobile Units. The Company plans to continue to order Series 5000 and Series 3000 Mobile Units from K-Tec. Additionally, the Company subcontracts for the manufacture of various components for the Series 5000 Mobile Units from various suppliers. All transceivers for the Series 5000 Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. In general, the failure to maintain or establish satisfactory arrangements for the production and assembly of Series 5000 Mobile Units could have a material adverse effect on the Company's business, financial condition and results of operations.

         In connection with the AutoLink products, it will be necessary for the Company to make arrangements with one or more third-party hardware suppliers to manufacture the hardware components of these products in accordance with the Company's specifications. Although the Company has entered into a memorandum of understanding with Trimble to manufacture the hardware component for these products, the Company has not executed a definitive agreement with Trimble or any other hardware supplier with respect to the manufacture of these products. In general, there can be no assurance that the Company will be able to make arrangements with a third-party hardware supplier or suppliers to manufacture the hardware components of the AutoLink products or any other Company products that may migrate to an AutoLink common platform, if it is successful in making such arrangements, as to the terms thereof.

CONTROL OF THE COMPANY

         The Company, SBC, the Erin Mills Stockholders (as defined herein), the Carlyle Stockholders (as defined herein), the By-Word Stockholders (as defined herein) and certain other persons are parties to an Amended and Restated Stockholders' Agreement, dated as of September 27, 1996 (the "Amended Stockholders' Agreement") which amends and restates in its entirety the Stockholders' Agreement dated February 4, 1994. The parties to the Amended Stockholders' Agreement beneficially own an aggregate of 18,397,454 shares of Common Stock, representing approximately 74.0% of the shares outstanding as of December 31, 1997.

         The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of (i) two directors designated by the Erin Mills Stockholders, (ii) one director designated by the Carlyle Stockholders, (iii) two directors designated by the By-Word Stockholders and (iv) two independent directors. Each of the parties has designated the number of directors specified in the Amended Stockholders' Agreement, except that the Carlyle Stockholders have declined to exercise their right to designate a director. In addition, the Company has not yet designated a second independent director but intends to do so as promptly as practicable. Prior to the receipt of regulatory relief ("Regulatory Relief") permitting SBC to provide landline, interLATA long-distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act (as defined herein), SBC will not be entitled to designate a director, but will have the right to designate a non-voting delegate who will attend all meetings of the Board of Directors and receive all materials distributed to directors of the Company. Upon the conversion of Series D Preferred Stock (as defined herein) into Class B Common Stock (as defined herein), which will occur upon receipt of Regulatory Relief, SBC will be entitled to designate one member of the Board of Directors of the Company. In addition, if SBC and its affiliates beneficially own 20% or more of the outstanding Common Stock on a fully diluted basis (including shares issuable upon conversion or exercise of outstanding options, warrants or rights, but excluding shares issuable upon the conversion or exercise of the SBC Warrants (as defined herein) or of options, warrants or rights issued by any person other than the Company), SBC will under certain circumstances be entitled to designate a second member of the Board of Directors.

         As a result of the provisions of the Amended Stockholders' Agreement and the number of shares of Common Stock owned by the stockholders who are parties thereto, these stockholders, if they choose to act together, have the ability to control the management and policies of the Company.

REPURCHASE OF NOTES UPON CHANGE OF CONTROL

         Upon the occurrence of a Change of Control, the Company will be required to offer to repurchase all of the outstanding Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, to the repurchase date. There can be no assurance that the Company would have sufficient resources to repurchase the Notes upon the occurrence of a Change of Control. The failure to repurchase all of the Notes tendered to the Company would constitute an Event of Default under the Indenture. Furthermore, the repurchase of the

Notes by the Company upon a Change of Control might result in a default on the part of the Company in respect of other future indebtedness of the Company, as a result of the financial effect of such repurchase on the Company or otherwise. The change of control repurchase feature of the Notes may have anti-takeover effects and may delay, defer or prevent a merger, tender offer or other takeover attempt. See "Business -- Recent Financing Transactions."

COMPETITION AND TECHNOLOGICAL CHANGE

         The Company faces competition from various other suppliers of mobile communications services. Currently, the Company's primary competitors in the long-haul trucking market offer data-only, two-way communications via satellite. Other companies that compete or are planning to compete with the Company in its target market also offer or plan to offer satellite-based voice and data communication systems. The primary advantage of satellite-based communication over the Company's cellular-based system is that satellite coverage is available in certain remote areas and foreign countries that have not developed cellular networks, enabling data transmissions in areas not served by cellular systems. In addition, satellite-based communication systems generally utilize a less complicated infrastructure than the Company's network and may be able to make updates and changes to their system more quickly than the Company.

         Certain technological advances and future product offerings could substantially change the nature of the Company's competition. For example, geo-stationary orbit, MEO and LEO satellite systems are expected to offer voice and data communications that could compete directly with existing cellular-based services, including the HighwayMaster system. One of the Company's current competitors, American Mobile Satellite Corporation ("AMSC"), launched a geo-stationary satellite in 1995 and offers both data and voice communications. In addition, networks of MEO and LEO satellites are in the early implementation stage, funded by consortiums of companies that intend to provide worldwide voice communication capability. A useable portion of one or more of such networks is projected to be in place by the year 2000. The addition of voice capability to satellite systems may reduce the Company's competitive advantage over certain of its competitors, and it is possible that satellite owners may, at least on a temporary basis, offer rates at or below the Company's rates.

         Certain conventional mobile radio and ESMR providers offer digital services that are competitive with current cellular services, including the HighwayMaster system. If ESMR providers expand coverage and establish a significant degree of uniformity, through uniform use of proprietary digital technology or otherwise, ESMR providers could eventually develop an integrated network to allow nationwide roaming. ESMR operators also offer dispatching services, data transmission and other services through their expanding networks that could compete with the Company's services. One telecommunications company already has implemented a system of nationwide roaming limited to densely populated urban areas where it has built out its network. Several other cellular and PCS carriers are currently in various stages of implementing similar systems.

         Although current nationwide autonomous-registration incoming call delivery systems offered by the cellular industry are costly and are unavailable in some rural areas, the cellular industry may eventually develop a uniform standard for incoming call delivery at a reduced cost. If inexpensive autonomous-registration incoming call delivery systems for cellular roamers become standard, this feature of the Company's services may provide less of a competitive advantage. Moreover, if cellular carriers were to develop additional standard protocol and hardware for inexpensive data transmission and fraud control or if the cost of roaming services were to significantly decline, other competitive advantages of the Company's system would be reduced. With the Company's offering of the Series 3000 Mobile Unit, it will increasingly face competition from traditional cellular carriers.

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

         Other services are being proposed that could potentially compete with the Company's products and services. The Federal Communications Commission ("FCC") currently is considering whether to allocate 75 megahertz of spectrum in the 5.850-5.925 GHz band to establish dedicated short range communications ("DSRC") systems for the deployment of intelligent transportation systems to provide terrestrial wireless communication links between vehicles traveling at highway speeds and roadside systems. Current DSRC-based services include electronic toll payment and commercial vehicle electronic clearance. Emerging DSRC services include en-route driver information, freight mobility tracking, traffic control, and automated roadside safety inspection, which may compete with the HighwayMaster system.

         Certain of the Company's competitors, including Qualcomm, Inc. ("Qualcomm"), have significantly greater name recognition, financial and other resources than the Company. Among other things, it appears that certain of these resources have been or are being used by Qualcomm and other competitors of the Company to subsidize initial hardware purchases and provide extended periods of free services in an attempt to achieve rapid penetration of the Company's target market. See "Business -- Competition."

UNCERTAINTY OF GOVERNMENT REGULATION

         The Company believes that the nature of its services does not require the Company to be classified as a common carrier for either wireless or long-distance regulatory purposes. This conclusion is based on several alternative regulatory interpretations, including the classification of the HighwayMaster service as a private network whose service is not offered to the public at large, but rather targeted to specific users such as the long-haul trucking industry and other owners of commercial vehicles. In addition, each customer arrangement is tailored to fit the communication needs of that particular customer. Alternatively, the Company can be classified as an enhanced services provider, and thus not subject to common carrier regulation, because the HighwayMaster proprietary hardware and software processing applications act on information transmitted by subscribers, who then receive information in return from HighwayMaster regarding the status of their commercial vehicles. The Company relies on its long-distance provider to comply with any long-distance regulatory requirements.

         The wireless telecommunications industry currently is experiencing significant regulatory changes which may require a re-examination of laws and regulations applicable to the Company's operations. For example, both the present HighwayMaster service and the future AutoLink service may be considered to be commercial mobile radio services ("CMRS"). CMRS providers are treated as common carriers, except that the FCC has decided to forbear from most common carrier regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. Recent FCC decisions have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable. To the extent that services offered by the Company are determined to be telecommunications services (which would not include enhanced services offered by the Company), the Company would be required to contribute to the mechanisms established by the FCC and various states to preserve and advance universal service. At the federal level, the Company's universal service contribution would be based on the end-user telecommunications revenues generated by those services that are determined to be telecommunications services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms.

         The Company's regulatory status also may change as a result of offering the AutoLink service, which will be offered indiscriminately to the public at large, with no individualized or customized contracts, and thus may be considered a common carrier service. However, the Company believes that it will nonetheless be regulated as a private carrier if, as currently contemplated, the AutoLink service does not offer direct interconnection to the public switched network. If the Company's interpretation of its regulatory status proves to be incorrect and it is deemed to be a common carrier, the Company may be required to offer its services upon reasonable request from any member of the public, it may be required to offer its services on a basis that is not unreasonably discriminatory, and, in certain states that regulate common carriers, it must comply with various regulatory requirements established by state public utility commissions, or their governing statutes, including procedures related to customer deposits, the filing of registration or notification letters, and the filing of tariffs. Changes in regulation of cellular common carriers also may require equal access by customers to the long-distance provider of their choice. Although regulations applicable to common carriers would add certain administrative costs and possible complications to the Company's relationships with its long-distance provider and cellular carriers, the Company believes that common carrier status would not require the Company to make substantial changes to its current services. Finally, certain public utility commissions could take the position that approval would be needed prior to any transfer of control of the Company. There can be no assurance that compliance with such regulations would not have a material adverse effect on the Company's operations.

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

         In February 1996, The Telecommunications Act of 1996 (the "Telecommunications Act") was signed into law. This is the most comprehensive set of telecommunications laws to be enacted since the original Communications Act of 1934 was passed. The Telecommunications Act encourages competition in virtually every arena of communications and eliminates many regulatory barriers to new competitors by, in some instances, preempting state and local restrictions. The Telecommunications Act requires the FCC to extensively revise many of the rules and regulations under which the telecommunications industry has been operating. To that end, the FCC has completed approximately 80 different proceedings in connection with the Telecommunications Act. At this time, it is unclear how the Telecommunications Act will affect the activities of the Company, its strategic business relationships with other communications companies, or its customers. There can be no assurance that the relaxing of barriers to competition in the industry will not hinder the Company's growth and viability in the marketplace.

         The Company currently provides mobile communications services to Canadian-based operators only if such operators provide a remote call forwarding line (also known as a foreign exchange line) from their dispatcher PC to the United States. This limits the Company's ability to provide such services in Canada, especially to owner-operators and operators of small fleets that cannot easily afford the expense of a remote call forwarding line. There can be no assurance that the Company will be able to resolve the issues required to permit it to expand the scope of its Canadian operations, including any expansion required to provide the AutoLink service.

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

YEAR 2000 SOFTWARE RISK

         The Company's software and computer systems were developed in the 1990's and incorporate date handling functions which are expected to be capable of transitioning to the year 2000 and beyond without difficulty. However, many of the Company's customers have integrated the Company's data communications services into the customers' own mainframe computer system. If individual customers have failed to ensure their computer systems are year 2000 compliant, the customers may have difficulty operating their computer systems until the year 2000 problems are resolved. Although the Company's data communications services would remain accessible by a stand-alone year 2000 compliant personal computer, it is not clear at this time what impact, if any, customers' internal year 2000 computer difficulties would have on the Company.

EXPANSION RISK

         To the extent that the Company is successful in implementing its business strategy, the Company may experience periods of rapid expansion in the future. In order to manage growth effectively in the complex environment in which it operates, the Company will need to maintain and improve its operating and financial systems and expand, train and manage its employee base. In addition, the Company must carefully manage production and inventory levels to meet product demand and facilitate new product introductions. Inaccuracies in demand forecasts could result in insufficient or excessive inventories and disproportionate overhead expenses. The Company must also expand the capacity of its sales, distribution and installation networks in order to achieve continued growth in its existing and future markets. In general, the failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

         Ameritruck, Burlington, Contract Freighters, Inc., Ryder Automotive Carrier Division and Wal-Mart collectively accounted for approximately 29% of the Company's installed base of Series 5000 Mobile Units as of December 31, 1997 and 36% of its backlog of Series 5000 Mobile Units on order as of the same date. The loss of any of these customers, or any event, occurrence or development which adversely affects the relationship between the Company and any of these customers, could have a material adverse effect upon the Company's business, financial condition and results of operations.

PRODUCT LIABILITY

         Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes the Series 5000 Mobile Unit offers safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as the Company expands its business to include the provision of automotive security and similar systems such as those contemplated by the AutoLink business alliance, the larger number of consumers utilizing the Company's products may expose the Company to an increased risk of litigation regarding various safety, performance and other matters. Product liability claims which exceed policy limits applicable to the Company's liability insurance or which are excluded from the policy coverage could have a material adverse effect on the business or financial condition of the Company.

CERTAIN TAX CONSIDERATIONS

         As the Company continues to grow rapidly it is increasing the number of potentially taxable activities and the number of states within which it operates. Therefore, in late 1997 the Company retained experts to analyze and advise it with respect to various taxation issues. The analysis will likely involve the identification of exemptions from taxation for certain types of businesses or services, the confirmation of taxes currently being passed through and the identification of tax issues needing attention by the Company. This analysis is in its preliminary stages, and potential effects on the Company cannot presently be determined.

COMMON STOCK AVAILABLE FOR PURCHASE BY SBW

         Pursuant to a Purchase Agreement dated September 27, 1996 (the "Purchase Agreement"), and certain agreements and instruments related thereto, the Company issued to SBW (i) 1,000 shares of Series D Preferred Stock and (ii) the Warrants. The shares of Series D Preferred Stock issued to SBW are initially convertible into an aggregate of 1,600,000 shares of Common Stock at the option of SBW. The Warrants generally entitle SBW to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and
(ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. If all of the shares of Series D Preferred Stock were converted into Common Stock and all the Warrants were exercised by SBW, SBW would hold approximately 26.5% of the outstanding shares of Common Stock (based on the total number of shares of Common Stock outstanding as of December 31, 1997).

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company had 24,898,986 shares of Common Stock outstanding as of December 31, 1997. Approximately 6,040,900 of Common Stock are freely tradable without restrictions or further registration under the Securities Act. The remaining shares are deemed "restricted securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995 and pursuant to the Recapitalization Agreement entered into at the time of the SBC transaction. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Act.

         The Amended Stockholder's Agreement provides for certain demand, piggyback or other registration rights to the stockholders who are parties to it. In particular, the agreement provides that, with respect to an aggregate of 1,818,018 shares of Common Stock issued to the Erin Mills Stockholders and certain of the Carlyle Stockholders in connection with the Recapitalization Transactions, the Company would register one-half each of such shares under the Securities Act, for sale during the three-month periods beginning March 31, 1997 and September 27, 1997. The Erin Mills Stockholders and the Carlyle Stockholders waived the right to cause the Company to register such shares, although they have reserved the right to revoke such waiver at any time.

         The sale of a substantial number of shares of Common Stock or the availability of a substantial number of shares for sale may adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

VOLATILITY OF STOCK PRICE

         Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation may have a significant impact on the market price of the Company's Common Stock.
The Company's stock price has been highly volatile in recent periods.

ITEM 2.  PROPERTIES

REAL PROPERTY AND LEASES

         The Company does not own any real property. The Company leases approximately 65,613 square feet of office space for its corporate headquarters in Dallas, Texas, at an average price of $14.88 per square foot per year, pursuant to a lease agreement. During 1997, the Company leased a small amount of commercial office space for each of its five regional customer service offices. During 1998, only 3 regional offices will be under lease agreements.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         AT&T Litigation. On February 16, 1996, the Company filed a lawsuit against AT&T in the U.S. District Court, Northern District of Texas, Dallas Division. The Company is seeking preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology. The Company claims ownership of trade secrets and proprietary information related to the design and function of the Company's mobile communications unit and dispatcher software and certain methods developed to prevent fraudulent use of the system.

         In September 1996, the Company amended its pleadings and filed additional claims related to breach of contract and various tortious activities. The Company seeks a declaration that the patents issued to AT&T using the Company's proprietary information are invalid or, alternatively, should be transferred from AT&T to the Company, and that certain actual or threatened AT&T conduct infringes the Company's patents. The Company also brought claims against AT&T pursuant to the Texas Deceptive Trade Practices Act ("DTPA") and seeks actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added another defendant, Lucent Technologies, Inc. ("Lucent"), to which AT&T transferred certain of the patents at issue in the lawsuit. The Company seeks substantial monetary damages.

         In July and October 1996, AT&T filed counterclaims essentially mirroring the Company's claims. AT&T seeks an injunction preventing the Company from using or disclosing AT&T's alleged trade secrets, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. In December 1996, the Company filed a response to AT&T's partial motion to dismiss and a response to Lucent's motion to dismiss. The Court ruled in December 1997 on the motions by granting the dismissal of one non-essential tort claim against AT&T and the dismissal of the patent invalidity charges with respect to Lucent only on the grounds that Lucent has expressed no intent to enforce any of its patents against the Company. Discovery is continuing in this matter regarding the Company's remaining fourteen claims and various counterclaims, including the Company's claims against Lucent that would require Lucent to transfer title to certain patents to the Company. See "Risk Factors -- AT&T Litigation."

         Other. The Company is also involved in various other claims and lawsuits incidental to its business, primarily collections lawsuits in which the Company is seeking payment of amounts owed to it by customers. In connection with the Company's efforts to collect payments from a small number of former customers, such former customers have on occasion alleged breaches of contractual obligations under service agreements with the Company. The Company does not believe that these claims and lawsuits will have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and is quoted on the Nasdaq National Market ("Nasdaq NMS") under the symbol "HWYM". "The Nasdaq Stock Market" or "Nasdaq" is a highly-regulated electronic securities market comprised of competing Market Makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: The Nasdaq National Market(R) and The Nasdaq SmallCap Market(SM). The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. Prior to its initial public offering, there was no public market for the Common Stock of the Company. The following table sets forth the range of high and low trading prices on Nasdaq NMS for the Common Stock for the periods indicated, as reported by Nasdaq NMS. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                        PRICE RANGE
                                                    HIGH              LOW
                                                    ----              ---
1995
Second Quarter (beginning June 22).............. $22 3/4            $15
Third Quarter................................... $16 3/4            $10
Fourth Quarter.................................. $13 1/2            $ 7 1/2

1996
First Quarter................................... $11 1/4            $ 5 3/8
Second Quarter.................................. $14                $ 5 3/4
Third Quarter................................... $16 1/2            $ 9
Fourth Quarter.................................. $21 5/8            $15 3/8


1997
First Quarter................................... $21 1/8            $11 3/8
Second Quarter.................................. $17 1/4            $ 9 3/4
Third Quarter................................... $16                $ 7 1/2
Fourth Quarter.................................. $ 9 7/8            $ 5


         The Company had approximately 2,100 holders of common stock as of March 23, 1998. The last sales price for HighwayMaster's Common Stock as reported on March 23, 1998 was $6.1875. The Company did not pay dividends on its Common Stock for the year ended December 31, 1997 and presently intends to follow a policy of retaining all earnings to finance the continued growth of the Company's business and does not anticipate paying cash dividends or making other cash distributions to stockholders in the foreseeable future.

         On September 23, 1997, the Company issued, through an offering underwritten by Bear, Stearns & Co. Inc. and Smith Barney Inc., 125,000 Units ("Units") comprised of $125,000,000 of 13.75% Senior Notes ("Notes") due September 15, 2005 and warrants to purchase 820,750 shares of common stock. The warrants are exercisable at a price of $9.625 at any time on or after the earlier to occur of (i) the first anniversary of the closing date and (ii) in the event a Change in Control (as defined in the Indenture Agreement) occurs, the date the Company mails notice thereof to holders of the notes and warrants. Interest is payable on the notes semi-annually and commenced March 15, 1998. The offering was made pursuant to Rule 144A to qualified institutional buyers within the United States and within the meaning of Regulation S for sales that might occur to non-U.S. persons outside of the United States. The Notes and Warrants were subsequently registered on October 21, 1997 in a registration statement on Form S-4.

         Net proceeds to the Company, after deducting underwriters' discount and offering expenses, were $120.2 million. The Company used $46.6 million of the proceeds from the issuance of the Units to purchase a portfolio of U.S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. The remaining proceeds, approximating $73.6 million, will be used for general corporate purposes, including (i) to fund working capital requirements and operating losses expected to be incurred in connection with the continued growth and development of the Company's long-haul trucking application, (ii) to fund expenditures relating to the development of new mobile communications services to be provided through the Company's network, including new trucking applications and the AutoLink service, and (iii) to fund capital expenditures required to expand the capacity of the NSC to enable it to serve a larger number of long-haul trucking customers and to construct the AutoLink Complex. Pending the use of the net proceeds for the purposes described above, the Company has invested such proceeds in investment grade debt securities. See "Management Discussion and Analysis -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth for each of the years 1993, 1994, 1995, 1996, and 1997 has been derived from audited financial statements, including the consolidated balance sheets at December 31, 1997 and 1996 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity for each of the three years in the period ended December 31, 1997 and notes thereto appearing elsewhere herein.


                                                  1997         1996           1995         1994           1993
                                                  ----         ----           ----         ----           ----
                                                (In thousands, except per share and operating data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA -
Revenues:
   Product                                      $ 27,187      $ 14,645      $ 16,946      $ 11,075      $  1,665
   Service                                        27,445        16,056         9,908         2,436            --
                                                --------      --------      --------      --------      --------
     Total revenues                               54,632        30,701        26,854        13,511         1,665
                                                --------      --------      --------      --------      --------
Cost of revenues:
    Product                                       22,133        15,099        17,730        11,867         1,792
    Service                                       21,397        11,489         9,172         2,099            --
    Writedown of inventory                            --         1,943            --         1,658            --
                                                --------      --------      --------      --------      --------
     Total cost of revenues                       43,530        28,531        26,902        15,624         1,792
                                                --------      --------      --------      --------      --------
   Gross profit (loss)                            11,102         2,170           (48)       (2,113)         (127)
                                                --------      --------      --------      --------      --------
Expenses:
    General and administrative                    11,872         7,997         6,488         5,752         2,698
    Customer service                              11,493         8,089         5,727         4,587           915
    Sales and marketing                            7,723         9,139         6,273         3,890         3,222
    Engineering                                    4,604         3,487         2,868         1,900         1,274
    Network services center                        1,416           607            --            --            --
    Depreciation and amortization                  2,684         1,482           811           825           283
                                                --------      --------      --------      --------      --------
                                                  39,792        30,801        22,167        16,954         8,392
                                                --------      --------      --------      --------      --------
  Operating loss                                 (28,690)      (28,631)      (22,215)      (19,067)       (8,519)
Interest income                                    2,500           809         1,041           279            --
Interest expense                                  (4,857)       (1,691)       (5,106)       (5,999)         (547)
Recapitalization costs                                --            --            --          (733)           --
Other income (expense)                                --          (230)         (117)         (361)           (9)
                                                --------      --------      --------      --------      --------
Loss before income taxes and
   extraordinary item                            (31,047)      (29,743)      (26,397)      (25,881)       (9,075)
Income tax provision                                  --            --            --            --            --
                                                --------      --------      --------      --------      --------
Loss before extraordinary item                   (31,047)      (29,743)      (26,397)      (25,881)       (9,075)
Extraordinary item -loss on
   extinguishment of debt                             --          (317)       (6,980)           --            --
                                                --------      --------      --------      --------      --------
   Net loss                                     $(31,047)     $(30,060)     $(33,377)     $(25,881)     $ (9,075)
                                                ========      ========      ========      ========      ========

Per share (1)(2):
   Loss per share before extraordinary item     ($  1.25)     ($  1.39)     ($  1.43)     ($  1.61)
   Extraordinary item                                 --         (0.01)        (0.35)           --
                                                --------      --------      --------      --------
   Basic and diluted net loss                   ($  1.25)     ($  1.40)     ($  1.78)     ($  1.61)
                                                ========      ========      ========      ========
Weighted average number of shares
outstanding                                       24,864        22,763        19,813        17,040
                                                ========      ========      ========      ========

(1) Pro forma (unaudited) for 1994.
(2) Restated for 1994 and 1995.



OTHER FINANCIAL AND OPERATING DATA-
Units installed at December 31,                         33,122      20,354      14,751       6,131          --
Average monthly usage - minutes per unit                   121         130         136         135          --
Average monthly service revenue per unit               $ 85.54     $ 76.23     $ 79.08     $ 66.22
Capital expenditures                                   $ 9,499     $ 5,139     $ 4,076     $ 1,613     $   768




                                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                        1997         1996         1995           1994          1993
                                                        ----         ----         ----           ----          ----


CONSOLIDATED BALANCE SHEET DATA-

Cash and cash equivalents                             $ 26,777     $ 19,725     $ 23,969     $  4,158      $    630
Working capital                                         64,729       24,605       25,772        4,223        (4,011)
Network, equipment and software -- net                  15,482        8,629        5,020        1,772           593
Total assets                                           146,473       42,929       42,369       16,430         5,928
Notes payable                                          120,956           --       11,488       36,247         7,225
Redeemable preferred stock                                  --           --        8,126        6,149            --
Stockholders' equity (deficit)                           8,270       34,664       13,101      (34,773)       (3,816)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the need of the automotive and other markets. Among other things, the Company entered into a strategic business alliance with Prince Corporation, a subsidiary of Johnson Controls, Inc. and a leading supplier of automotive interior systems and components, to develop and provide an automobile safety and security service, the "AutoLink" service, to motorists in the United States and Canada. The AutoLink service is planned to be available on a commercial basis beginning in late 1998.

         Through 1997, the Company derived all of its revenues from the long-haul trucking market from sales and installation of Mobile Communication Units ("mobile units") and charges for its services. In early 1998, the Company commenced marketing a mobile communication solution applicable to broader segments of the trucking market.

         The year 1997 was one of significant achievement for the Company as the installed product base increased 63% to 33,122 mobile units. Continuing increases in the installed base, which will generate substantially greater service revenues, are critical to achieving profitable operations and, therefore, vital to the ultimate success of the Company. Continuing operating losses and negative cash flow are anticipated in the near term, but the Company believes that it has sufficient resources to fund its business plan for at least the next twelve months.

         During 1996 and 1997, the Company's service revenues were generated from mobile communications units served by either a switching complex operated by AT&T (the "AT&T Complex") or by the Company's

Network Services Center ("NSC"). The NSC was placed into service during the third quarter of 1996. The NSC provides enhanced call processing services that were previously provided on an exclusive basis by AT&T. The amount of service revenues and related expenses recognized by the Company varies significantly based upon whether a particular customer receives service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges are collected by AT&T. The Company receives payment from AT&T for the portion of these service charges recognized by the Company as revenue and the remainder is retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit, and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, to the extent a greater proportion of customers are served by the NSC, service margins are expected to improve, reflecting the increased revenues recognized by the Company which are expected to be partially offset by additional operating and service expenses. Because the operating expenses associated with the NSC include certain fixed costs, such operating expenses are not expected to increase proportionately with the number of customers added.

         As of December 31, 1997, the Company had installed 33,122 mobile units and had orders to install an additional 8,069 mobile units. In comparison, the Company had installed 20,354 mobile units at December 31, 1996. The Company's order backlog is based on signed contracts, which do not always specify delivery dates. Accordingly, in some cases the timing of installation is uncertain, and the Company expects that all of the mobile units on order at December 31, 1997 may not be shipped and installed within the next twelve months.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

          Total revenues increased from $30.7 million in 1996 to $54.6 million in 1997. Product revenues increased in 1997 to $27.2 million from $14.6 million in 1996 primarily as a result of a 97.1% increase in mobile units sold. Average sales price per mobile unit decreased primarily as a result of a larger percentage of sales qualifying for the Company's most favorable tier pricing. This decrease in average sales price was offset by a lower average cost per mobile unit sold. The lower average cost per mobile unit is primarily attributable to manufacturing and procurement economies. Service revenues increased to $27.4 million in 1997 as compared to $16.1 million in 1996 primarily as a result of the increase in the installed base of mobile units. Average monthly revenue per mobile unit in 1997 increased to $85.54 from $76.23 in 1996 as a result of proportionately more services being provided through the NSC rather than the AT&T Complex.

         Cost of revenues in 1997 was $43.5 million compared to $28.5 million in 1996. This increase is primarily as a result of the increase in the number of mobile units sold and in service.

         Product gross profit margin was 18.6% in 1997 compared to a negative 16.4% in 1996. The improvement in product gross profit margin in 1997 as compared to 1996 is primarily attributable to (i) lower charges associated with the migration of earlier generation mobile units to the NSC, (ii) reduced charges for upgrade contracts and excess and obsolete inventory and (iii) the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase in shipments and installations.

         Service gross profit margin was 22.0% in 1997 compared to 28.4% in 1996. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. Billing data received in 1997 indicated that the portion of airtime usage not billable to customers was higher than previously believed by the Company and used as the basis for recording accounting estimates. An increase in cost of cellular airtime paid for by the Company in relation to airtime billable to customers caused the decrease in service gross profit margin. The Company is evaluating the factors underlying the increase in cellular airtime costs to identify and analyze technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $11.9 million in 1997 from $8.0 million in 1996. These increased expenses reflect the costs associated with billing, credit and collection activities for the NSC and a general increase in expenses as a result of the growth in the number of employees from 295 at the end of 1996 to 348 at the end of 1997. The most significant expense increase was bad debt expense. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased
(i) because of the significant increase in product revenues from 1996 to 1997,
(ii) provision for bad debts on the NSC and (iii) because of a $1 million charge recorded to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease. See Note 4 to the accompanying consolidated financial statements.

         Customer service expenses increased to $11.5 million in 1997 compared to $8.1 in 1996, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the number of mobile units shipped and in service.

         Sales and marketing expenses decreased to $7.7 million in 1997 from $9.1 million in 1996. This decrease is primarily related to a reduction in the number of sales and marketing employees. During 1996, a significant number of new employees were added to the sales force. During 1997, there was a significant reduction in the number of sales employees in connection with the realignment of the sales force to coincide with the Company's target markets.

         Engineering expenses increased to $4.6 million in 1997 compared to $3.5 million in 1996. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development.

         Network services center expense increased to $1.4 million in 1997 from $0.6 million in 1996 reflecting an entire year of operations for the NSC in 1997 as compared to only a portion of the year in 1996.

         Depreciation and amortization expense increased to $2.7 million in 1997 compared to $1.5 in 1996 reflecting an entire year of depreciation for the NSC in 1997 as compared to only a portion of the year in 1996, and the depreciation and amortization on other additions to equipment and capitalized software during 1997.

         Interest income was $2.5 million in 1997 compared to $0.8 million in 1996. Interest expense was $4.9 million in 1997 compared to $1.7 million in 1996. The change in these relationships reflects the higher average outstanding balances during 1997 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the $125,000,000 Senior Notes.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues for 1996 were $30.7 million compared to $26.9 million for 1995. Product revenues decreased in 1996 to $14.6 million from $17.0 million in 1995 primarily as a result of a 24.5% decrease in the number of mobile units sold. The decrease in mobile units sold was due to, among other things, (i) prospective customers postponing their decision to purchase until they were comfortable that the Company could deliver service through the NSC, (ii) prospective customers' concerns about the Company's financial condition and
(iii) adverse economic conditions affecting the trucking industry. Service revenues increased to $16.1 million in 1996 from $9.9 million in 1995, primarily as a result of the increase in the installed base of mobile units.

         Cost of revenues for 1996 was $28.5 million compared to $26.9 million for 1995. This relationship reflects the decrease in the number of mobile units sold offset by increased cost of service revenues as a result of the increase in the installed base of mobile units. Product gross profit margin in 1996 was a negative 16.4% compared to a negative 4.6% in 1995. The 1996 product gross profit margin was negatively impacted by a $1.9 million inventory write-down to adjust the carrying value of used earlier generation mobile unit component parts inventory to its estimated net realizable value. Excluding the effect of the inventory writedown, product margin improved as a result of higher average selling prices and lower average cost per mobile unit in 1996. However, this margin improvement was offset by costs incurred during 1996 on earlier generation mobile units in order to make them compatible with the NSC and costs of upgrading earlier generation mobile units. Service gross profit margin in 1996 was 28.4% compared to 7.4% in 1995. This margin improvement is primarily due to the effect of lower costs as a result of renegotiated rates with the Company's service providers that were in effect during 1996.

         General and administrative expenses increased to $8.0 million in 1996 from $6.5 million in 1995, primarily due to rent and professional fees. Rent expense increased as a result of (i) additional office space and equipment under lease due to the growth in the number of employees from 241 at the end of 1995 to 295 at the end of 1996 and (ii) increased cost per square foot in the lease agreement for the Company's office space. The increase in professional fees was primarily due to legal fees in connection with the AT&T and shareholder suit litigation. The shareholder suit was dismissed in November, 1996.

         Customer service expenses increased to $8.1 million in 1996 from $5.7 million in 1995. This increase is primarily attributable to (i) payroll related costs as a result of growth in the number of employees, (ii) customer support costs in response to the increased number of mobile units in service, and (iii) concessions granted on amounts owed by a major customer that was downsizing its fleet.

         Sales and marketing expenses increased to $9.1 million in 1996 from $6.3 million in 1995, primarily as a result of growth in the number of employees.

         Engineering expenses increased to $3.5 million in 1996 from $2.9 million in 1995, primarily as a result of increases in payroll related costs attributable to an increase in the number of engineering personnel.

         Depreciation and amortization expense increased to $1.5 million in 1996 from $0.8 million in 1995, as a result of additions to machinery and equipment, computers and office equipment, and the NSC which was placed in service during the third quarter of 1996.

         Interest income was $0.8 million in 1996 compared to $1.0 million in 1995. Interest expense was $1.7 million in 1996 compared to $5.1 million in 1995. The change in these relationships reflects the lower average outstanding balances during 1996 in cash and cash equivalents and notes payable.

         The 1996 and 1995 extraordinary item, loss on extinguishment of debt, represents the write-off of the unamortized balances of debt discount and debt issue costs associated with the early retirement of notes payable to related parties. See Note 11 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's business historically has not required substantial capital expenditures. However, in 1996 the Company completed the NSC at a cost of $4.8 million and in 1997 capital expenditures were $9.5 million. During 1998, the Company is scheduled to expand the capacity of the NSC and to build an additional NSC at an estimated cost aggregating approximately $12.0 million.

         In September 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock. Net proceeds to the Company, after deducting underwriters' discount and offering expenses, were $120.2 million. The Company used $46.6 million of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. The remaining proceeds, approximating $73.6 million, will be used for general corporate purposes, including (i) to fund working capital requirements and operating losses expected to be incurred in connection with the continued growth and development of the Company's long-haul trucking application, (ii) to fund expenditures relating to the development of new mobile communications services to be provided through the Company's network, including new trucking applications and the

AutoLink service, and (iii) to fund capital expenditures required to expand the capacity of the NSC to enable it to serve a larger number of long-haul trucking customers and to construct the AutoLink Complex. Pending the use of the net proceeds for the purposes described above, the Company has invested such proceeds in investment grade debt securities.

          Net cash consumed by operating activities during the year ended December 31, 1997 was $24.9 million due primarily to a $28.7 loss from operations. The Company's cash, cash equivalents and temporary investments balance at December 31, 1997 was $60.1 million. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for at least the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

RECENTLY ISSUED ACCOUNTING STANDARDS


         Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosure About Segments of an Enterprise and Related Information," respectively , (the "Pronouncements") were issued in June 1997. While the Company will be subject to the provisions of the pronouncements beginning January 1, 1998, the Company does not expect the content of its financial reporting to stockholders to be significantly changed by either pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company's consolidated financial statements at December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997 and the Report of Price Waterhouse LLP, independent accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-18.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 26, 1998 (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
(a)      Documents filed as part of the report:

   (1)   Report of Independent Accountants......................................................................F-1
         Consolidated Balance Sheets as of December 31, 1997 and 1996...........................................F-2
         Consolidated Statements of Operations for the Years Ended
                  December 31, 1997, 1996 and 1995..............................................................F-3
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995 .............................................................F-4
         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                  for the Years Ended December 31, 1997, 1996 and 1995 .........................................F-5
         Notes to Consolidated Financial Statements.............................................................F-7

   (2)   Consolidated Financial Statement Schedule
         Schedule II Valuation and Qualifying Accounts .........................................................S-1

   Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.


   (3)   Exhibits

         3.1      Certificate of Incorporation of the Company, as amended.(1)(9)
         3.2      Amended and Restated By-Laws of the Company.(13)
         4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
         4.2      Warrant Certificate, dated September 27, 1996, issued to
                  SBW.(7)
         4.3 Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle
                  Stockholders and the other persons named therein.(7)
         4.4      Amended and Restated Stockholders' Agreement, dated September
                  27, 1996, by and among the Company, SBW, the Erin Mills
                  Stockholders, the Carlyle Stockholders, the By-Word
                  Stockholders and the other persons named therein.(7)
         4.5      Indenture dated September 23, 1997 by and among the Company,
                  HighwayMaster Corporation and Texas Commerce Bank, National
                  Association.(12)
         4.6      Pledge Agreement dated September 23, 1997 by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
         4.7 Registration Rights Agreement dated September 23, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns &
                  Co. Inc. and Smith Barney Inc.(12)
         4.8      Warrant Agreement dated September 23, 1997 by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
         4.9 Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith
                  Barney Inc.(12)
         10.1     License Agreement, dated April 23, 1992, by and between Voice
                  Control Systems and the Company (as successor to By-Word
                  Technologies, Inc.)(1)
         10.2 Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc.(1)
         10.3     Employment Agreement, dated February 4, 1994, by and between
                  HighwayMaster Corporation and William C. Kennedy, Jr., as amended.(1)(5)
         10.4     Employment Agreement, dated February 4, 1994, by and between
                  HighwayMaster Corporation and William C. Saunders, as amended.(1)(5)
         10.5     Employment Agreement, dated November 23, 1994, by and between
                  HighwayMaster Corporation and Gordon D. Quick.(1)(5)
         10.6     Amended and Restated 1994 Stock Option Plan of the Company,
                  dated February 4, 1994, as amended.(1)(5)(6)
         10.7     Purchase Agreement, dated September 27, 1996, between the
                  Company and SBW. (7)
         10.8 Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS
                  Personal Communications Corporation.(1)(2)
         10.9 Services Agreement, dated March 14, 1995, between the Company and GTE Telecommunications Services Incorporated.(1)(2)
         10.10 Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation.(3)(4)
         10.11    Agreement, dated June 8, 1994, between the Company and
                  Truckstops of America, Inc.(1)
         10.12    Amendment dated November 16, 1995 to that certain Mobile
                  Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
                  Communications Corporation.(3)(4)
         10.13    Letter Agreement, dated April 5, 1995, between the Company and
                  IEX Corporation.(1)
         10.14    Product Development Agreement, dated December 21, 1995,
                  between the Company and IEX Corporation.(3)(4)
         10.15    Technical Services Agreement, dated September 27, 1996,
                  between the HM Corporation and SBW.(7)
         10.16 Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation.(3)



         10.17    Form of Adoption Agreement, Regional Prototype Cash or
                  Deferred Profit-Sharing Plan and Trust Sponsored by McKay
                  Hochman Co., Inc., relating to the HighwayMaster Corporation
                  401(k) Plan.(1)
         10.18    Agreement, dated December 3, 1996, between the Company and
                  Pickett Racing.(8)
         10.19    Software Transfer Agreement, dated April 25, 1997 between the
                  Company and Burlington Motor Carriers, Inc.(9)(10)
         10.20    Purchase Agreement dated September 18, 1997 by and among the
                  Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc.
                  and Smith Barney Inc.(12)
         10.21    Employment Agreement, dated December 12, 1995, by and between
                  HighwayMaster Corporation and William McCausland.(13)
         11       Statement re: Computation of Per Share Earnings.(13)
         21.1     Subsidiaries of the Company.(1)
         23.1     Consent of Price Waterhouse LLP, independent auditors.(13)
         24       Powers of Attorney of directors and officers of the Company
                  (included on signature pages to this Annual Report on Form
                  10-K).
         27       Financial Data Schedule. (13)

                  (1)      Filed in connection with the Company's Registration
                           Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
                  (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
                  (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
                  (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form
                           10-K for the fiscal year ended December 31, 1995.
                  (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to
                           Item 14(a)(4).
                  (6)      Filed in connection with the Company's Form 10-Q
                           Quarterly Report for the quarterly period ended June
                           30, 1996.
                  (7)      Filed in connection with the Company's Current
                           Report on Form 8-K filed on October 7, 1996.
                  (8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal Year ended December 31, 1996.
                  (9)      Filed in connection with the Company's Form 10-Q
                           Quarterly Report for the quarterly period ended March
                           31, 1997.
                  (10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q
                           Quarterly Report for the quarterly period ended March
                           31, 1997.
                  (11)     Filed in connection with the Company's Form 10-Q
                           Quarterly Report for the quarterly period ended June
                           30, 1997.
                  (12)     Filed in connection with the Company's Registration
                           Statement on Form S-4, as amended (No. 333-38361) effective October 21, 1997.
                  (13)     Filed herewith.

(b)      Reports on Form 8-K
         None.

(c)      Exhibits
         The exhibits required by this Item are listed under Item 14(a)(3).

(d)      Financial Statements Schedules
         The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

                                       46

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1998

                                    HIGHWAYMASTER COMMUNICATIONS, INC.


                                    By:   /s/WILLIAM C. SAUNDERS
                                          --------------------------------------
                                          William C. Saunders,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K for the fiscal year ended December 31, 1997, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                  SIGNATURE                                       Title                              Date
                  ---------                                       -----                              ----


         /s/WILLIAM C. KENNEDY, JR.                      Chairman of the Board                   March 30, 1998
        ----------------------------
           William C. Kennedy, Jr.



            /s/WILLIAM C. SAUNDERS              President, Chief Executive Officer, and          March 30, 1998
          -------------------------              Director (Principal Executive Officer)
            William C. Saunders


                                                     Executive Vice President and
            /s/J. PHILIP MCCORMICK                     Chief Financial Officer                   March 30, 1998
           ------------------------                   (Principal Financial Officer)
            J. Philip McCormick



                                                     Vice President and Controller
             /s/STEPHEN P. TACKE                     (Principal Accounting Officer)              March 30, 1998
            ---------------------
              Stephen P. Tacke



              /s/TERRY S. PARKER                                Director                         March 30, 1998
            ---------------------
              Terry S. Parker


             /s/STEPHEN GREAVES                                 Director                         March 30, 1998
           -----------------------
             Stephen L. Greaves



              /s/GERRY C. QUINN                                 Director                         March 30, 1998
            ---------------------
               Gerry C. Quinn

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HighwayMaster
 Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 44 present fairly, in all material respects, the financial position of HighwayMaster Communications, Inc. and its subsidiary (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Dallas, Texas
February 11, 1998

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                     ASSETS

                                                                                             December 31,
                                                                                  ------------------------------
                                                                                       1997           1996
                                                                                  --------------- --------------
Current assets:
  Cash and cash equivalents                                                              $26,777        $19,725
  Temporary investments - current portion                                                 19,709            --
  Accounts receivable, net of allowance for doubtful accounts
     of $2,148 and $774, respectively                                                     13,963          8,537
  Other short-term receivables                                                               916            919
  Inventory                                                                                3,145          3,458
  Pledged securities - current portion                                                    17,187            --
  Prepaid expenses                                                                           279            231
                                                                                  --------------- --------------
     Total current assets                                                                 81,976         32,870
Network, equipment and software, net of accumulated depreciation and
     and amortization of $5,463 and $2,742, respectively                                  15,482          8,629
Temporary investments - long term portion                                                 13,626            --
Pledged securities - long term portion                                                    30,216            --
Other assets, net of accumulated amortization
     of $236 and $58, respectively                                                         5,173          1,430
                                                                                  --------------- --------------
     Total assets                                                                       $146,473        $42,929
                                                                                  =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $6,262         $3,450
  Telecommunications costs payable                                                         2,192          2,805
  Accrued interest payable                                                                 4,679            --
  Other current liabilities                                                                4,114          2,010
                                                                                  --------------- --------------
     Total current liabilities                                                            17,247          8,265
Senior notes payable                                                                     120,956            --
                                                                                  --------------- --------------
     Total liabilities                                                                   138,203          8,265
                                                                                  --------------- --------------

Stockholders' equity:
  Series D participating convertible preferred stock, $.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding
     at December 31, 1997 and 1996, respectively                                             --             --
  Common stock, $.01 par value, 50,000,000 shares authorized;
     25,210,983 and 25,150,527 shares issued; 24,898,986 and 24,838,530
     shares outstanding at December 31, 1997 and 1996, respectively                          252            251
  Additional paid-in capital                                                             149,481        144,829
  Accumulated deficit                                                                   (140,916)      (109,869)
  Treasury stock, 311,997 shares, at cost                                                   (547)          (547)
                                                                                  --------------- --------------
     Total stockholders' equity                                                            8,270         34,664
                                                                                  --------------- --------------
Commitments and contingencies (Note 12)
                                                                                  --------------- --------------
     Total liabilities and stockholders' equity                                         $146,473        $42,929
                                                                                  =============== ==============





          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)



                                                                                              Year ended December 31,
                                                                                  ----------------------------------------
                                                                                      1997         1996          1995
                                                                                  ------------- ------------  ------------
            Revenues:
              Product                                                                  $27,187      $14,645       $16,946
              Service                                                                   27,445       16,056         9,908
                                                                                  ------------- ------------  ------------
                 Total revenues                                                         54,632       30,701        26,854
                                                                                  ------------- ------------  ------------
            Cost of revenues:
              Product                                                                   22,133       15,099        17,730
              Service                                                                   21,397       11,489         9,172
              Write-down of inventory                                                      --         1,943           --
                                                                                  ------------- ------------  ------------
                Total cost of revenues                                                  43,530       28,531        26,902
                                                                                  ------------- ------------  ------------

            Gross profit (loss)                                                         11,102        2,170           (48)
                                                                                  ------------- ------------  ------------

            Expenses:
              General and administrative                                                11,872        7,997         6,488
              Customer service                                                          11,493        8,089         5,727
              Sales and marketing                                                        7,723        9,139         6,273
              Engineering                                                                4,604        3,487         2,868
              Network services center                                                    1,416          607           --
              Depreciation and amortization                                              2,684        1,482           811
                                                                                  ------------- ------------  ------------
                                                                                        39,792       30,801        22,167
                                                                                  ------------- ------------  ------------

                Operating loss                                                         (28,690)     (28,631)      (22,215)

            Interest income                                                              2,500          809         1,041
            Interest expense                                                            (4,857)      (1,691)       (5,106)
            Other (expense)                                                                --          (230)         (117)
                                                                                  ------------- ------------  ------------
                Loss before income taxes and extraordinary item                        (31,047)     (29,743)      (26,397)
            Income tax provision                                                           --          --             --
                                                                                  ------------- ------------  ------------
                Loss before extraordinary item                                         (31,047)     (29,743)      (26,397)
            Extraordinary item -- loss on extinguishment of debt                           --          (317)       (6,980)
                                                                                  ------------- ------------  ------------
                Net loss                                                              ($31,047)    ($30,060)     ($33,377)
                                                                                  ============= ============  ============

             Per share:
                Basic and diluted loss before extraordinary item                        ($1.25)      ($1.39)       ($1.43)
                Extraordinary item                                                         --         (0.01)        (0.35)
                                                                                  ------------- ------------  ------------
                Basic and diluted net loss                                              ($1.25)      ($1.40)       ($1.78)
                                                                                  ============= ============  ============

            Weighted average number of shares outstanding                               24,864       22,763        19,813
                                                                                  ============= ============  ============





          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                     Year ended December 31,
                                                                                          ----------------------------------------
                                                                                              1997          1996         1995
                                                                                          ------------- ------------- ------------
Cash flows from operating activities:
  Net loss                                                                                    ($31,047)     ($30,060)    ($33,377)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                               2,684         1,482          811
     Amortization of discount on notes payable                                                     131           871        2,296
     Extraordinary item                                                                            --            317        6,980
     (Increase) decrease in accounts receivable                                                 (5,426)       (2,588)      (1,127)
     (Increase) decrease in other receivables                                                      758           233       (1,146)
     (Increase) decrease in inventory                                                              313           741         (669)
     (Increase) in pledged securities                                                             (815)          --           --
     Increase (decrease) in accounts payable                                                     2,812        (1,578)        (906)
     Increase in accrued expenses and other current liabilities                                  6,170           189        1,753
     Other                                                                                        (510)          576         (385)
                                                                                          ------------- ------------- ------------
          Net cash used in operating activities                                                (24,930)      (29,817)     (25,770)
                                                                                          ------------- ------------- ------------

Cash flows from investing activities:
     Additions to property and equipment                                                        (7,072)       (4,877)      (2,990)
     Additions to capitalized software                                                          (2,427)         (262)      (1,086)
     Purchase of pledged securities                                                            (46,588)          --           --
     Temporary investments                                                                     (33,335)          --           --
                                                                                          ------------- ------------- ------------
          Net cash used in investing activities                                                (89,422)       (5,139)      (4,076)
                                                                                          ------------- ------------- ------------

Cash flows from financing activities:
     Proceeds from issuance of long term debt, net                                             120,937           --           --
     Proceeds from issuance of common stock, net                                                   --         10,000       72,774
     Proceeds from issuance of preferred stock and warrants, net                                   --         19,688          --
     Proceeds from notes payable to related parties                                                --          5,000        4,122
     Payments on loans from related parties                                                        --         (5,000)     (27,239)
     Proceeds from exercise of stock options                                                       467         1,024          --
                                                                                          ------------- ------------- ------------
          Net cash provided by financing activities                                            121,404        30,712       49,657
                                                                                          ------------- ------------- ------------
Increase (decrease) in cash                                                                      7,052        (4,244)      19,811
Cash and cash equivalents, beginning of period                                                  19,725        23,969        4,158
                                                                                          ------------- ------------- ------------
Cash and cash equivalents, end of period                                                       $26,777       $19,725      $23,969
                                                                                          ============= ============= ============


Supplemental cash flow information:
     Interest paid                                                                        $        --         $1,056       $3,267
                                                                                          ============= ============= ============



          See accompanying notes to consolidated financial statements.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)


                                                              Preferred Stock           Common Stock           Additional
                                                           --------------------- --------------------------     Paid-in
                                                           Shares        Amount      Shares        Amount       Capital
                                                           --------------------- --------------------------    ---------

Stockholders' equity (deficit) at December 31, 1994             929    $   --      17,804,329      $  178      $   7,377
     Issuance of common stock -- Initial public offering                            4,000,000          40         72,734
     Issuance of common stock -- Note exchange                                        529,332           5         10,449
     Accretion of discount -- Series B redeemable
          preferred stock
     Cancellation of Series C preferred stock                  (929)       --
     Net loss for year
                                                           ------------------   ----------------------------   ----------
Stockholders' equity (deficit) at December 31, 1995             --         --      22,333,661         223         90,560
     Issuance of common stock                                                       1,818,018          18         22,707
     Issuance of Series D preferred stock                     1,000        --                                     19,688
     Exchange of Series B preferred stock for common stock                            864,000           9         10,791
     Accretion of discount -- Series B redeemable
          preferred stock
     Exercise of stock options                                                        134,848           1          1,083
     Net loss for year
                                                           ------------------   ----------------------------   ----------
Stockholders' equity (deficit) at December 31, 1996           1,000        --      25,150,527         251        144,829
     Exercise of stock options                                                         60,456           1            466
     Issuance of warrants                                                                                          4,186
     Net loss for year
                                                           ------------------   ----------------------------   ----------
Stockholders' equity (deficit) at December 31, 1997           1,000    $   --      25,210,983      $  252      $ 149,481
                                                           ==================   ============================   ==========




                                                                       Treasury Stock
                                                                  ------------------------     Accumulated
                                                                     Shares      Amount          Deficit         Total
                                                                  ------------------------   --------------  --------------
Stockholders' equity (deficit) at December 31, 1994                  311,997       ($547)       ($41,781)      ($34,773)
     Issuance of common stock -- Initial public offering                                                         72,774
     Issuance of common stock -- Note exchange                                                                   10,454
     Accretion of discount -- Series B redeemable
          preferred stock                                                                         (1,977)        (1,977)
     Cancellation of Series C preferred stock                                                                       --
     Net loss for year                                                                           (33,377)       (33,377)
                                                                  ----------------------     -----------     ----------
Stockholders' equity (deficit) at December 31, 1995                  311,997        (547)        (77,135)        13,101
     Issuance of common stock                                                                                    22,725
     Issuance of Series D preferred stock                                                                        19,688
     Exchange of Series B preferred stock for common stock                                          (843)         9,957
     Accretion of discount -- Series B redeemable
          preferred stock                                                                         (1,831)        (1,831)
     Exercise of stock options                                                                                    1,084
     Net loss for year                                                                           (30,060)       (30,060)
                                                                  ----------------------     -----------     ----------
Stockholders' equity (deficit) at December 31, 1996                  311,997        (547)       (109,869)        34,664
     Exercise of stock options                                                                                      467
     Issuance of warrants                                                                                         4,186
     Net loss for year                                                                           (31,047)       (31,047)
                                                                  ----------------------     -----------     ----------
Stockholders' equity (deficit) at December 31, 1997                  311,997       ($547)      ($140,916)    $    8,270
                                                                  ======================     ===========     ==========









          See accompanying notes to consolidated financial statements.

HIGHWAYMASTER COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BUSINESS OVERVIEW

          The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the need of the automotive and other markets. Among other things, the Company entered into a strategic business alliance with Prince Corporation, a subsidiary of Johnson Controls, Inc. and a leading supplier of automotive interior systems and components, to develop and provide an automobile safety and security service, the "AutoLink" service, to motorists in the United States and Canada. The AutoLink service is planned to be available on a commercial basis beginning in late 1998.

          Through 1997, the Company derived all of its revenues from the long-haul trucking market from sales and installation of Mobile Communication Units ("mobile units") and charges for its services. In early 1998, the Company commenced marketing a mobile communication solution applicable to broader segments of the trucking market.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

         Revenues from equipment sales and licensing of equipment software are generally recognized at the time the mobile units are shipped to customers. In certain cases, the Company has installed Units in customers' trucks on a trial basis, permitting customers to return the Units with limited or no penalty. In such cases, the Company recognizes revenue when the trial period expires. Revenues generated from voice and data communications services are recognized upon customer usage. Until 1996, AT&T Corporation ("AT&T") invoiced and collected payments from all of the Company's customers for voice and data communication services associated with the Company's equipment. The Company recorded as revenue an amount equal to the payments received from AT&T, and the remainder of these service charges, including amounts for call processing, enhanced long distance services and customer collection fees, was retained by AT&T under the terms of the Company's contract with AT&T. Beginning in the third quarter of 1996, the Company started providing customer billing, credit and collection activities for voice and data communication services. As of December 31, 1997, the Company is providing customer billing, credit and collection activities for voice and data communication services for all of its customers.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less. Such investments consist of short-term commercial paper, U.S. Government and U.S. Government Agency obligations, and money-market accounts. The Company has not experienced any losses on its cash and cash equivalents.

Business and Credit Concentrations

         The majority of the Company's business activities and related accounts receivable are with customers in the interstate trucking industry. The receivables generated from equipment sales are generally secured by the respective Units shipped to the customer. Allowances have been provided for amounts which may eventually become uncollectible and to provide for any disputed charges. During 1997, one customer accounted for approximately $6.7 million, or 12%, of total consolidated revenues. No customer accounted for more than 10% of total consolidated revenues for the years ended December 31, 1996 and 1995.

Inventory

         Inventory consists primarily of component parts and finished products which are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Network, Equipment and Software

         Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which range from three to five years. Maintenance and repairs are charged to operations while renewals or betterments are capitalized.

Accrued loss on short-term contracts

         The Company may contract with existing customers to upgrade previously installed earlier generation mobile units to current generation mobile units. In the event the cost of the equipment to be provided for upgrade contracts is expected to exceed the sum of the upgrade contract price and the estimated fair market value of the equipment to be returned as a result of the upgrade, a loss is recognized.

Research and Development Costs

         The Company expenses research and development costs as incurred. During 1997, 1996 and 1995, the Company expensed $1,616,000, $1,294,000 and $1,539,000 in research and development costs for hardware and software that are reflected in Engineering Expenses in the Consolidated Statements of Operations. The 1997 amount is net of $526,000 of research and development expenditures reimbursed by a third party.

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

         Costs related to the research, design and development of computer software are charged to research and development expense as incurred. During 1997,1996, and 1995, the Company expensed $553,000, $673,000, and $804,000, respectively, in research and development costs that are reflected in Engineering Expenses in the Consolidated

Statements of Operations. The 1997 amount is net of $468,000 of research and development expenditures reimbursed by a third party. Software development costs that meet the capitalization requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" are capitalized. Software development costs are amortized using the straight line method over eighteen months or the estimated economic life of the product, whichever is less.

Advertising Costs

         Advertising costs are expensed as incurred. During 1997, 1996, and 1995, the Company expensed $1,511,000, $1,637,000 and $2,041,000, respectively, in advertising costs that are reflected in Sales and Marketing Expenses in the Consolidated Statements of Operations.

Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

Earnings Per Share

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Net loss per share for the year ended December 31, 1997 was computed by dividing the net loss by the weighted average number of shares outstanding during the year. Net loss per share for the years ended December 31, 1996 and 1995 was computed by dividing the net loss, increased by the accretion of discount on the Series B Preferred Stock ($1,831,000 and $1,977,000 in 1996 and 1995, respectively), by the weighted average number of shares outstanding during the year. The calculation of net loss per share for the year ended December 31, 1995 has been restated to conform with the requirements of SFAS No. 128.

Fair Value of Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity. As required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company determines the appropriate classification of securities at the time of purchase. The Company's temporary investments consist of high grade debt securities, with maturities of two years of less, which the Company has the ability and intent to hold until they mature. Given the relatively short maturities, the carrying amount of these temporary investments approximates their fair value.

Reclassifications

         Certain items in the 1995 and 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

3.       TEMPORARY INVESTMENTS

         Held-to-maturity marketable securities consisted of the following (at amortized cost):

         Corporate debt securities                                     $38,400,000
         Debt securities issued by states of the U. S.                   1,000,000
         U. S. Treasury and federal government securities                9,071,000

Amortized cost approximates fair value.

         Trading and held-to-maturity marketable securities mature as follows:


         Cash equivalents  (within 90 days)                            $24,586,000
         Short term        (91 days to one year)                        19,709,000
         Long term         (one to two years)                           13,626,000

Trading securities, aggregating $8,752,000, are carried at fair market value. Adjustments to fair market value, which are reflected in results of operations, are insignificant.

         The maturities of the Company's temporary investments are expected to coincide with the Company's working capital requirements.

4.        LEASING OPERATIONS

           At December 31, 1996, the total amounts receivable under sales-type leases was $1,468,000. During 1997, a customer who represented $1,239,000 of this amount receivable notified the Company that it intended to terminate its long-term lease commitment. Although the lease agreement contains termination penalties, the amount due from this customer is in dispute. Accordingly, the Company recorded a $1,000,000 charge to reduce the carrying value of the receivable.

5.        INVENTORY

         Inventory consisted of the following:


                                                        December 31
                                                        -----------
                                                1997                 1996
                                                ----                 ----
         Complete systems                    $1,370,000           $1,265,000
         Component parts                      1,775,000            2,193,000
                                             ----------           -----------
                                             $3,145,000           $3,458,000
                                             ==========           ==========


         During 1996, the Company recorded a write-down of approximately $1.9 million to adjust the carrying value of used earlier generation mobile unit component parts inventory to its estimated net realizable value.

6.       NETWORK, EQUIPMENT AND SOFTWARE

Network, equipment and software consisted of the following:


                                                               December 31
                                                               -----------
                                                        1997                 1996
                                                        ----                 ----
         Network services center                    $ 7,460,000           $4,841,000
         Computers and office equipment               3,373,000            2,087,000
         Mobile units and equipment                   5,807,000            2,604,000
         Software                                     4,305,000            1,839,000
                                                    -----------          -----------
                                                     20,945,000           11,371,000
         Less: accumulated depreciation and
                  amortization                       (5,463,000)          (2,742,000)
                                                    -----------          -----------
                                                    $15,482,000          $ 8,629,000
                                                    ===========          ===========

         Total depreciation expense charged to operations during 1997, 1996 and 1995 was $1,999,000, $1,058,000 and $395,000, respectively.

          As of December 31, 1997 and 1996, the unamortized portion of software costs was $2,616,000 and $873,000, respectively. Amortization of such costs charged to expense during 1997, 1996, and 1995 was $728,000, $504,000, and
$278,000, respectively.

7.       OTHER ASSETS

Other assets consisted of the following:


                                                                                December 31
                                                                                -----------
                                                                         1997                1996
                                                                         ----                ----
         Debt issue costs                                         $    4,797,000          $       --
         Long term receivables                                           290,000            1,045,000
         Other                                                           322,000              443,000
                                                                  --------------          -----------
                                                                       5,409,000            1,488,000
         Less: accumulated amortization                                 (236,000)             (58,000)
                                                                  --------------          -----------
                                                                  $    5,173,000          $ 1,430,000
                                                                  ==============          ===========

         Debt issue costs related to the issuance of the $125,000,000 Senior Notes are amortized on a straight-line basis over the debt term.

8.       OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:


                                                                                December 31
                                                                                -----------
                                                                       1997                  1996
                                                                       ----                  ----
         Accrued warranty                                         $   493,000            $   273,000
         Accrued loss on short term contracts                         194,000                570,000
         Deferred revenue                                           1,214,000                249,000
         Other                                                      2,213,000                918,000
                                                                  -----------            -----------
                                                                  $ 4,114,000            $ 2,010,000
                                                                  ===========            ===========

Deferred revenue at December 31, 1997 represents amounts invoiced to a customer for a new generation of mobile units expected to be delivered during 1998, at which time such amounts will be recognized as product revenue. Pending delivery of the contracted units, the customer has installed current generation mobile units.

9.        SENIOR NOTES PAYABLE

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock. The warrants are exercisable at a price of $9.625 at any time on or after the earlier to occur of (i) the first anniversary of the closing date and (ii) in the event a change in control (as defined) occurs, the date the Company mails notice thereof to holders of the notes and warrants. Interest is payable on the notes semi-annually commencing March 15, 1998. The Company used $46,588,000 of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. This amount, including interest earned thereon, is portrayed in the accompanying consolidated sheets under the captions "Pledged Securities."

         The Indenture for the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions. The Company may incur up to $15,000,000 of additional indebtedness in the event certain conditions are satisfied.

         The Senior Notes are redeemable at any time on or after September 15, 2001 at redemption prices declining annually from 110.313% of principal amount in 2001 to 100.000% of principal amount in 2004, plus accrued and unpaid interest. Prior to September 15, 2001, the Company may redeem up to 35% in the aggregate principal amount of the Senior Notes at a redemption price of 113.75% of the principal amount thereof, plus accrued and unpaid interest with the net proceeds of a qualifying equity offering (as defined).

10.   INCOME TAXES

      The components of the Company's net deferred tax asset were as follows:


                                                                                December 31
                                                                                -----------
                                                                       1997                       1996
                                                                       ----                       ----
Deferred tax assets
   Step-up of tax basis in assets                                $   1,704,000                 1,543,000
   Research and development credit                                     167,000                   254,000
   Recapitalization costs                                              164,000                   266,000
   Allowance for doubtful accounts                                     730,000                   263,000
   Accrued interest                                                    332,000                   332,000
   Other accrued liabilities                                           504,000                   160,000
   Inventory                                                           411,000                   104,000
   Net operating loss carryforwards                                 41,864,000                32,352,000
   Gross deferred tax assets                                        45,876,000                35,274,000
   Valuation allowance                                             (45,304,000)              (34,745,000)
                                                                 -------------               -----------
   Net deferred tax asset                                              572,000                   529,000
Deferred tax liability
   Depreciation                                                       (497,000)                 (460,000)
   Other                                                               (75,000)                  (69,000)
                                                                 -------------               -----------
Net deferred tax asset                                           $         --                $       --
                                                                 =============               ===========

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:


                                                                            December 31
                                                                            -----------
                                                              1997             1996             1995
                                                              ----             ----             ----

Income tax benefit at Federal statutory rate              $(10,556,000)   $ (10,220,000)    $(8,784,000)
Net operating losses not benefitted                         10,502,000       10,146,000       8,735,000
Other                                                           54,000           74,000          49,000
                                                          ------------    -------------     -----------
   Income tax benefit                                     $       --      $        --       $      --
                                                          ============    =============     ===========


         At December 31, 1997, the Company had net operating loss carryforwards aggregating approximately $123.0 million which expire in various years between 2007 and 2012. Due to the issuance of certain notes payable during 1994, there was a change in ownership under the Internal Revenue Code which limits the annual utilization of these carryforwards and will cause some amount of the carryforwards to expire unutilized. Any additional changes in ownership could also result in additional limitations of loss carryforwards.


11.       STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

 Stock Split

         On May 26, 1995, the Company's board of directors authorized, and a majority of stockholders approved, a one thousand nine hundred and fifty-for-one (1,950 for 1) common stock split effected in the form of a stock dividend, payable to shareholders of record on May 26, 1995. The stock split has been given retroactive effect to January 1, 1995 in the accompanying financial statements.

Completion of Initial Public Offering and Note Exchange

         On June 28, 1995, the Company completed its initial public offering (the "Offering") of 4,000,000 shares of common stock at a price of $19.75 per share. Proceeds from the Offering totaled $72,774,000, net of underwriters' discounts and other offering expenses totaling $6,226,000.

         A portion of the proceeds from the Offering was used to retire notes payable to related parties in the aggregate principal amount of $27,239,000. In addition, 529,332 shares of common stock were issued to retire notes payable to related parties in the aggregate principal amount of $10,454,000. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $6,980,000, were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

Recapitalization

         On September 27, 1996, the Company and certain related parties holding outstanding securities of the Company entered into a Recapitalization Agreement (the " Recapitalization Agreement"), and consummated the Recapitalization Transactions contemplated thereby. In particular, upon the terms and conditions set forth in the Recapitalization Agreement, (i) the Company repaid in full the principal amount of and interest accrued on certain promissory notes payable to related parties in the aggregate principal amount of $5.0 million executed in August and September 1996 to enable the Company to meet its short-term working capital and other requirements, (ii) the Company issued an aggregate of 800,000 shares of Common Stock to two stockholders in exchange for aggregate cash payments in the amount of $10.0 million, (iii) the Company issued an aggregate of 864,000 shares of Common Stock in exchange for the surrender to the Company for cancellation of all outstanding shares of Series B Preferred Stock, (iv) the Company paid a portion of the accrued and unpaid interest on certain promissory notes payable to related parties in the aggregate principal amount of $12,662,000 (the "Related Party Notes") , and (v) the Company issued an aggregate of 1,018,018 shares of Common Stock in exchange for the surrender of the Related Party Notes for cancellation. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $317,000, were charged to expense and are reported in the accompanying consolidated statements of operations as an extraordinary item, "loss on extinguishment of debt."

Issuance of Series D Preferred Stock

          On September 27, 1996, the Company and Southwestern Bell Wireless Holdings, Inc. ("SBW"), a wholly owned subsidiary of SBC Communications Inc., consummated certain transactions, including but not limited to (i) the issuance of 1,000 shares of a new series of preferred stock, par value $0.01 per share, designated as Series D Participating Convertible Preferred Stock ("Series D Preferred Stock") in consideration of a cash payment in the amount of $20.0 million and (ii) the issuance to SBW of certain Warrants.

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

Incentive Plan and Other

         Pursuant to a 1994 Stock Option Plan, as amended (the "Plan"), options may be granted to employees for the purchase of an aggregate of up to 2,474,462 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Plan. Generally, options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method provided by Statement of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                     For the Year Ended December 31,
                                                     -------------------------------
                                          1997                    1996                  1995
                                          ----                    ----                  ----

     Net loss         As reported      $(31,047,000)        $(30,060,000)           $(33,377,000)
                      Pro forma        $(31,712,000)        $(30,584,000)           $(33,458,000)
     Net loss
       per share      As reported      $      (1.25)        $      (1.40)           $      (1.78)
                      Pro forma        $      (1.28)        $      (1.42)           $      (1.79)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years as follows:


                                                  For the Year Ended December 31,
                                                ---------------------------------
                                                1997           1996             1995
                                                ----           ----             ----
     Dividend                                    --             --               --
     Expected volatility                       65.10%         74.02%           70.90%
     Risk free rate of return                   6.50%          6.24%            6.80%
     Expected life in years                     6.00           6.00             6.00



     A summary of the status of the Company's Plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:


                                        1997                            1996                          1995
                               -----------------------       --------------------------      ----------------------
                                              Weighted                         Weighted                    Weighted
                                              Average                          Average                     Average
                                              Exercise                         Exercise                    Exercise
                                 Shares        Price          Shares            Price         Shares        Price
                               ----------     --------       ---------         --------      ---------     --------
Outstanding at
   beginning of year            2,043,298    $   7.61        1,974,462            7.58       1,947,144     $   7.58

Granted                           227,000        9.75          266,000            7.73          27,318     $   7.58

Exercised                         (60,456)       7.64         (134,848)           7.59           --            --

Forfeited                         (52,533)       7.93          (62,316)           7.62           --            --
                               ----------    --------        ---------           -----       ---------      -------

Outstanding at                  2,157,309    $   7.82        2,043,298           $7.61       1,974,462      $  7.58
                               ==========    ========        =========           =====       =========      =======
   end of year

Options exercisable             1,722,248    $   7.63        1,565,165           $7.58       1,496,496      $  7.58
                               ==========    ========        =========           =====       =========      =======
  at end of year

Weighted average
  value of options granted
  during the year                            $   6.36                            $5.51                       $ 12.77
                                             ========                            =====                       =======


The following table summarizes information about stock options outstanding under the Plan at December 31, 1997:


                                                               Options                       Options
                                                             Outstanding                   Exercisable
                                                             -----------                   -----------
Number of options                                               2,157,309                      1,722,248
Range of exercise prices                                  $7.58 to $10.25                $7.58 to $10.25
Weighted average remaining
   contractual life in years                                          3.0                            2.7
Weighted average exercise price                                     $7.82                          $7.63


         During April 1995, the Company granted options outside of the Plan to a director of the Company to purchase 3,798 shares of common stock. The options were immediately exercisable for a term of six years at a price of $7.58 per share. The fair value of the option grant was estimated to be approximately $12.79 per option on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividend yield; an expected life of six years; expected volatility of 70.09 percent; and a risk free interest rate of 7.00 percent. Approximately $32,000 was charged to compensation cost during 1995 for the options. All such options were unexercised at December 31, 1997.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. The Company did not make matching contributions to the Plan in 1997, 1996 or 1995.

12.       COMMITMENTS AND CONTINGENCIES

Litigation

         In February 1996, the Company filed a lawsuit against AT&T which alleges various contractual breaches in AT&T's construction and operation of the switching complex (the AT&T Complex") designed for the Company by AT&T. The lawsuit also seeks to restrain AT&T from using and disclosing the Company's trade secrets and proprietary information relating to the Company's mobile communications technology. The Company's claims request injunctive relief and seek damages relating to various contractual, deceptive trade practices and other tortious claims asserted in relation to the ownership of the intellectual property and with regard to the development and operation of the AT&T Complex on the Company's behalf. The Company later amended the lawsuit to include Lucent to which AT&T transferred certain patents at issue in the suit. In response to the Company's lawsuit, AT&T counterclaimed and asserted ownership of the trade secrets and proprietary information regarding the design and function of the Company's mobile communications unit, dispatcher software and certain methods developed to prevent fraudulent use of the system. In December 1997, the Court ruled on partial motions to dismiss filed by AT&T and Lucent by granting the dismissal of two of the Company's non-essential claims against AT&T and Lucent. Discovery is continuing in the matter regarding the Company's fourteen remaining claims and the various counterclaims.

         The Company is involved in other litigation matters that arise in the normal course of conducting its business. These matters are not considered to be of a material nature nor are they expected to have a material effect on the business activities or continued operations of the Company.

Leases

         The Company leases certain office facilities and furniture and equipment under noncancelable operating leases. The future minimum lease payments associated with such leases were as follows as of December 31, 1997:


         1998                                                                        $1,423,000
         1999                                                                         1,007,000
         2000                                                                           283,000
         2001                                                                            90,000
         2002                                                                             8,000
                                                                                    -----------
                                                                                    $ 2,811,000
                                                                                    ===========

         During 1997, 1996, and 1995, total rent expense charged to operating expenses was approximately $1,664,000, $1,388,000, and $941,000, respectively.


Capital Expenditures

          The Company is scheduled to expand the capacity of the existing Network Services Center ("NSC") and to build another NSC during 1998 at an estimated cost aggregating approximately $12.0 million.

13.       RELATED PARTY TRANSACTIONS

         The Company procures certain advertising services pursuant to an "Agency Agreement." During 1997, 1996, and 1995, the Company paid $579,000, $435,000, and $1,405,000, respectively, under the Agency Agreement, which includes the pass-through of actual third-party expenses incurred by the Agency on the Company's behalf. The Agency Agreement provides that in consideration for its advertising services, the Agency will receive a 5% profit based on the Agency's internal costs on all services provided to the Company, subject to future negotiation, in addition to actual third-party media, production and other reasonable expenses. The Agency Agreement may be terminated, with or without cause, at any time by either party, with 90 days' notice. An officer of the Company was a principal stockholder and officer of the Agency until January 1, 1997 at which time his equity interest was sold. The officer continues to participate in the revenues of the Agency until certain contractual obligations from the sale of the officer's equity interest in the Agency are discharged.

         The Company leases office space from a stockholder for $84,000 per month plus maintenance and repairs, at an average rate of $14.88 per square foot per year. Total rent paid under this agreement during 1997, 1996 and 1995 was approximately $817,000, $699,000, and $311,000, respectively.

         The Company has a management consulting arrangement with a member of its Board of Directors. During 1997, the Company paid approximately $286,000 under this consulting arrangement, which amount includes reimbursed expenses of $36,000.

         Interest expense to related parties was zero, $1,691,000 and $5,106,000 in 1997, 1996 and 1995, respectively.

14.       QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

         Unaudited consolidated quarterly results of operations for 1997 and 1996 are as follows (in thousands, except per share amounts):


                                        First               Second              Third               Fourth
1997                                   Quarter             Quarter             Quarter             Quarter
----                                   -------             -------             -------             -------

Total revenues                          $10,890            $14,365             $16,172             $13,205
Gross profit                              2,285              2,151               3,316               3,350
Operating loss                           (7,537)            (6,928)             (6,414)             (7,811)
Loss before
   extraordinary item                    (7,374)            (6,643)             (6,591)            (10,439)
Net loss                                 (7,374)            (6,643)             (6,591)            (10,439)
Loss per share: (1)
   Basic and diluted loss                ($0.30)            ($0.27)             ($0.27)             ($0.42)
Weighted average shares
   outstanding                           24,844             24,858              24,868              24,896


1996

Total revenues                   $        6,291      $       7,581       $       7,524       $       9,305
Gross profit (loss) (2)                   1,003              1,052               1,375              (1,260)
Operating loss                           (6,136)            (6,484)             (6,718)             (9,293)
Loss before
   extraordinary item                    (6,368)            (6,899)             (7,463)             (9,013)
Extraordinary item                           --                 --                (317)                 --
Net loss                                 (6,368)            (6,899)             (7,780)             (9,013)
Loss per share: (1)
   Before extraordinary item             ($0.32)            ($0.34)             ($0.37)             ($0.36)
   Extraordinary item                        --                 --               (0.01)                 --
   Basic and diluted loss                ($0.32)            ($0.34)             ($0.38)             ($0.36)
Weighted average shares
   outstanding                           22,022             22,035              22,178              24,801

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.
(2) Fourth quarter includes $1,943,000 inventory writedown related to used earlier generation mobile unit component parts.

                                                                  SCHEDULE II




                        HIGHWAYMASTER COMMUNICATIONS INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                           Additions
                                           Balance at     Charged to
                                          Beginning of     Costs and                                     Balance at
Description                                 Period          Expenses          Deductions       Other    End of Period
-----------                             --------------    -----------         ----------      -------   --------------
Year ended December 31, 1995
   Allowance for doubtful accounts      $   217,000           604,000           (6,000)            0     $   815,000
   Inventory reserves                       170,000           551,000         (291,000)            0         430,000
   Valuation allowance against
     deferred tax asset                  12,490,000         9,061,000                0             0      21,551,000

Year ended December 31, 1996
   Allowance for doubtful accounts          815,000           160,000         (201,000)            0         774,000
   Inventory reserves                       430,000         2,223,000         (405,000)            0       2,248,000
   Valuation allowance against
     deferred tax asset                  21,551,000        12,816,000                0       378,000      34,745,000

Year ended December 31, 1997
   Allowance for doubtful accounts
      Accounts receivable                   774,000         1,427,000          (53,000)            0       2,148,000
      Other receivables                           0           900,000                0             0         900,000
   Inventory reserves                     2,248,000           892,000       (1,931,000)            0       1,209,000
   Valuation allowance against
         deferred tax asset           $  34,745,000        10,501,000                0        58,000     $45,304,000




                               INDEX TO EXHIBITS

         3.1      Certificate of Incorporation of the Company, as amended.(1)(9)
         3.2      Amended and Restated By-Laws of the Company.(13)
         4.1 Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
         4.2      Warrant Certificate, dated September 27, 1996, issued to
                  SBW.(7)
         4.3 Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle
                  Stockholders and the other persons named therein.(7)
         4.4      Amended and Restated Stockholders' Agreement, dated September
                  27, 1996, by and among the Company, SBW, the Erin Mills
                  Stockholders, the Carlyle Stockholders, the By-Word
                  Stockholders and the other persons named therein.(7)
         4.5      Indenture dated September 23, 1997 by and among the Company,
                  HighwayMaster Corporation and Texas Commerce Bank, National
                  Association.(12)
         4.6      Pledge Agreement dated September 23, 1997 by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
         4.7 Registration Rights Agreement dated September 23, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns &
                  Co. Inc. and Smith Barney Inc.(12)
         4.8      Warrant Agreement dated September 23, 1997 by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
         4.9 Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith
                  Barney Inc.(12)
         10.1     License Agreement, dated April 23, 1992, by and between Voice
                  Control Systems and the Company (as successor to By-Word
                  Technologies, Inc.)(1)
         10.2 Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc.(1)
         10.3     Employment Agreement, dated February 4, 1994, by and between
                  HighwayMaster Corporation and William C. Kennedy, Jr., as amended.(1)(5)
         10.4     Employment Agreement, dated February 4, 1994, by and between
                  HighwayMaster Corporation and William C. Saunders, as amended.(1)(5)
         10.5     Employment Agreement, dated November 23, 1994, by and between
                  HighwayMaster Corporation and Gordon D. Quick.(1)(5)
         10.6     Amended and Restated 1994 Stock Option Plan of the Company,
                  dated February 4, 1994, as amended.(1)(5)(6)
         10.7     Purchase Agreement, dated September 27, 1996, between the
                  Company and SBW. (7)
         10.8 Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS
                  Personal Communications Corporation.(1)(2)
         10.9 Services Agreement, dated March 14, 1995, between the Company and GTE Telecommunications Services Incorporated.(1)(2)
         10.10 Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation.(3)(4)
         10.11    Agreement, dated June 8, 1994, between the Company and
                  Truckstops of America, Inc.(1)
         10.12    Amendment dated November 16, 1995 to that certain Mobile
                  Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
                  Communications Corporation.(3)(4)
         10.13    Letter Agreement, dated April 5, 1995, between the Company and
                  IEX Corporation.(1)
         10.14    Product Development Agreement, dated December 21, 1995,
                  between the Company and IEX Corporation.(3)(4)
         10.15    Technical Services Agreement, dated September 27, 1996,
                  between the HM Corporation and SBW.(7)
         10.16 Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation.(3)



         10.17    Form of Adoption Agreement, Regional Prototype Cash or
                  Deferred Profit-Sharing Plan and Trust Sponsored by McKay
                  Hochman Co., Inc., relating to the HighwayMaster Corporation
                  401(k) Plan.(1)
         10.18    Agreement, dated December 3, 1996, between the Company and
                  Pickett Racing.(8)
         10.19    Software Transfer Agreement, dated April 25, 1997 between the
                  Company and Burlington Motor Carriers, Inc.(9)(10)
         10.20    Purchase Agreement dated September 18, 1997 by and among the
                  Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc.
                  and Smith Barney Inc.(12)
         10.21    Employment Agreement, dated December 12, 1995, by and between
                  HighwayMaster Corporation and William McCausland.(13)
         11       Statement re: Computation of Per Share Earnings.(13)
         21.1     Subsidiaries of the Company.(1)
         23.1     Consent of Price Waterhouse LLP, independent auditors.(13)
         24       Powers of Attorney of directors and officers of the Company
                  (included on signature pages to this Annual Report on Form
                  10-K).
         27       Financial Data Schedule. (13)



                  (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
                  (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
                  (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
                  (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
                  (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to
                           Item 14(a)(4).
                  (6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.
                  (7)      Filed in connection with the Company's Current
                           Report on Form 8-K filed on October 7, 1996.
                  (8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal Year ended December 31, 1996.
                  (9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
                  (10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
                  (11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.
                  (12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361) effective October 21, 1997.
                  (13)     Filed herewith.