Form 10-Q
period 1998-03-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1998-05-15
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    March 31, 1998
                                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the period from                 to
                            -----------------  --------------

                         Commission file number 0-26140
                                               ---------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       51-0352879
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


16479 Dallas Parkway, Suite 710, Dallas, Texas                    75248
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (972) 732-2500
                                                   --------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                          Number of Shares Outstanding as of
    Title of each class                              May 11, 1997
----------------------------              -----------------------------------
Common Stock, $.01 par value                          24,898,986

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
PART I.    FINANCIAL INFORMATION


Item 1     Consolidated Financial Statements:

           Consolidated Balance Sheets at March 31, 1998
               and December 31, 1997                                                 1

           Consolidated Statements of Operations for the
               three months ended March 31, 1998 and 1997                            2

           Consolidated Statements of Cash Flows for the three
               months ended March 31, 1998 and 1997                                  3

           Consolidated Statement of Changes in Stockholders'
               Equity (Deficit) for the three months ended
               March 31, 1998                                                        4

           Notes to Consolidated Financial Statements                              5-6


Item 2     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       7-8

Item 3     Quantitative and Qualitative Disclosures About
               Market Risk                                                           9

PART II.   OTHER INFORMATION

Item 1     Legal Proceedings                                                        10

Item 2     Changes in Securities                                                    10

Item 3     Defaults Upon Senior Securities                                          10

Item 4     Submission of Matters to a Vote of Security Holders                      10

Item 5     Other Information                                                        10

Item 6     Exhibits and Reports on Form 8-K                                         10

Signatures                                                                          11

                         PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                  ASSETS

                                                                                March 31,       December 31,
                                                                                   1998            1997
                                                                                ----------      ----------
  Current assets:
    Cash and cash equivalents                                                   $   21,962      $   26,777
    Temporary investments - current portion                                         18,295          19,709
    Accounts receivable, net                                                        14,456          13,963
    Other short-term receivables                                                       770             916
    Inventory                                                                        4,900           3,145
    Pledged securities - current portion                                            17,187          17,187
    Prepaid expenses                                                                   420             279
                                                                                ----------      ----------
       Total current assets                                                         77,990          81,976
  Network, equipment and software, net                                              16,698          15,482
  Temporary investments - long-term portion                                         10,365          13,626
  Pledged securities - long-term portion                                            22,623          30,216
  Other assets, net                                                                  4,970           5,173
                                                                                ----------      ----------
       Total assets                                                             $  132,646      $  146,473
                                                                                ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
    Accounts payable                                                            $    6,528      $    6,262
    Telecommunications costs payable                                                 3,141           2,192
    Accrued interest payable                                                           764           4,679
    Other current liabilities                                                        4,446           4,114
                                                                                ----------      ----------
       Total current liabilities                                                    14,879          17,247
  Senior notes payable                                                             121,086         120,956
                                                                                ----------      ----------
       Total liabilities                                                           135,965         138,203
                                                                                ----------      ----------

  Stockholders' equity (deficit):
    Preferred stock                                                                     --              --
    Common stock                                                                       252             252
    Additional paid-in capital                                                     149,481         149,481
    Accumulated deficit                                                           (152,505)       (140,916)
    Treasury stock                                                                    (547)           (547)
                                                                                ----------      ----------
       Total stockholders' equity (deficit)                                         (3,319)          8,270
  Commitments and contingencies
                                                                                ----------      ----------
       Total liabilities and stockholders' equity (deficit)                     $  132,646      $  146,473
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

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)

                                                                      Three months ended
                                                                          March 31,
                                                                 --------------------------
                                                                    1998            1997
                                                                 ----------      ----------
  Revenues:
    Product                                                      $    4,627      $    5,832
    Service                                                          11,096           5,058
                                                                 ----------      ----------
       Total revenues                                                15,723          10,890
                                                                 ----------      ----------
  Cost of revenues:
    Product                                                           3,747           4,998
    Service                                                           8,715           3,607
                                                                 ----------      ----------
      Total cost of revenues                                         12,462           8,605
                                                                 ----------      ----------

  Gross profit                                                        3,261           2,285
                                                                 ----------      ----------

  Expenses:
    General and administrative                                        3,334           3,605
    Customer service                                                  3,364           2,231
    Sales and marketing                                               2,179           2,092
    Engineering                                                       1,409           1,117
    Network services center                                             397             284
    Depreciation and amortization                                     1,069             493
                                                                 ----------      ----------
                                                                     11,752           9,822
                                                                 ----------      ----------

      Operating loss                                                 (8,491)         (7,537)

  Interest income                                                     1,342             163
  Interest expense                                                   (4,440)             --
                                                                 ----------      ----------
      Loss before income taxes                                      (11,589)         (7,374)
  Income tax provision                                                   --              --
                                                                 ----------      ----------
      Net loss                                                      (11,589)         (7,374)
                                                                 ==========      ==========

  Per share:
      Basic and diluted net loss                                 $    (0.47)     $    (0.30)
                                                                 ==========      ==========

  Weighted average number of shares outstanding                      24,899          24,844
                                                                 ==========      ==========




          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     --------------------------
                                                                                        1998            1997
                                                                                     ----------      ----------
   Cash flows from operating activities:
     Net loss                                                                        $  (11,589)     $   (7,374)
     Adjustments to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                                     1,069             493
        Amortization of discount on notes payable                                           130              --
        (Increase) in accounts receivable                                                  (493)         (1,144)
        Decrease in other receivables                                                       170             997
        (Increase) decrease in inventory                                                 (1,755)            673
        Increase in accounts payable                                                        266           1,154
        Increase (decrease) in accrued expenses and other current liabilities            (2,634)            192
        Other                                                                               (37)            (50)
                                                                                     ----------      ----------
             Net cash used in operating activities                                      (14,873)         (5,059)
                                                                                     ----------      ----------

   Cash flows from investing activities:
        Additions to network and equipment                                               (1,928)           (543)
        Additions to capitalized software                                                  (282)           (179)
        Decrease in pledged securities                                                    7,593              --
        Decrease in temporary investments                                                 4,675              --
                                                                                     ----------      ----------
             Net cash provided by (used in) investing activities                         10,058            (722)
                                                                                     ----------      ----------

   Cash flows from financing activities:
        Proceeds from exercise of stock options                                              --             121
                                                                                     ----------      ----------
             Net cash provided by financing activities                                       --             121
                                                                                     ----------      ----------
   (Decrease) in cash                                                                    (4,815)         (5,660)
   Cash and cash equivalents, beginning of period                                        26,777          19,725
                                                                                     ----------      ----------
   Cash and cash equivalents, end of period                                          $   21,962      $   14,065
                                                                                     ==========      ==========

   Supplemental cash flow information:
        Interest paid                                                                $    8,212      $       --
                                                                                     ==========      ==========




          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        Three months ended March 31, 1998
                                   (UNAUDITED)
                    (in thousands, except share information)


                           Preferred Stock      Common Stock      Additional      Treasury Stock
                          ----------------- ---------------------   Paid-in      ------------------  Accumulated
                           Shares   Amount    Shares      Amount    Capital      Shares     Amount      Deficit        Total
                          ----------------- --------------------- -----------   --------  ---------  ------------   ------------
Stockholders' equity at
     December 31, 1997      1,000  $   --   25,210,983    $  252   $  149,481    311,997   $  (547)   $ (140,916)   $     8,270
     Net loss                                                                                            (11,589)       (11,589)
                            -------------   --------------------   ----------    ------------------   --------------------------
Stockholders' equity at
     March 31, 1998         1,000  $   --   25,210,983    $  252   $  149,481    311,997   $  (547)   $ (152,505)   $    (3,319)
                            =============   ====================   ==========    ==================   ==========================






          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at low, fixed per minute rates, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the needs of the automotive and other markets. Among other things, the Company entered into a strategic business alliance with Prince Corporation, a subsidiary of Johnson Controls, Inc. and a leading supplier of automotive interior systems and components, to develop and provide an automobile safety and security service, the "AutoLink" service, to motorists in the United States and Canada. The AutoLink service is planned to be available on a commercial basis beginning in late 1998.

         Through 1997, the Company derived all of its revenues from the long-haul trucking market from sales and installation of Mobile Communication Units ("mobile units") and charges for its services. In early 1998, the Company commenced marketing a mobile communication solution applicable to broader segments of the trucking market.

2.       BASIS OF PRESENTATION

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       INVENTORIES

                                                   March 31,    December 31,
                                                     1998           1997
                                                  ----------     ----------
         Complete systems                         $3,884,000     $1,370,000
         Component parts                           1,016,000      1,775,000
                                                  ----------     ----------
                                                  $4,900,000     $3,145,000
                                                  ==========     ==========

4.       LITIGATION

                  As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc.

("Lucent"). Since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, there have been no material changes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARABILITY

         During 1997, the Company's service revenues were generated from mobile units served by either a switching complex operated by AT&T (the " AT&T Complex") or by the Company's Network Services Center ("NSC"). During the three months ended March 31, 1997, the majority of the installed base of mobile units was served by the AT&T Complex. During the three months ended March 31, 1998, the entire installed base of mobile units was served by the NSC. Historically, the amount of service revenue and related expense recognized by the Company varied significantly based upon whether a particular customer received service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges were collected by AT&T. The Company recognized as revenue the portion of service charges received from AT&T, with the remainder of the service charges retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit, and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, as a greater proportion of customers have been served by the NSC, the Company recognized increased service revenues, which were partially offset by additional operating and service expenses. Because the operating expenses associated with the NSC include certain fixed costs, such operating expenses are not expected to increase proportionately with the number of customers added.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Total revenues increased from $10.9 million in 1997 to $15.7 million in 1998. Product revenues decreased from $5.8 million in 1997 to $4.6 million in 1998 primarily as a result of a 25.0% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations. Service revenues increased to $11.1 million in 1998 as compared to $5.1 million in 1997 due to the combined effect of (i) the increased installed base of mobile units and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $104.64 from $78.20 in 1997 since the entire installed base of mobile units was served through the NSC in 1998, as compared to the majority of the installed base being served through the AT&T Complex in 1997.

         Cost of revenues in 1998 was $12.5 million compared to $8.6 million in 1997. This is primarily as a result of the increased number of mobile units sold and in service.

         Product gross profit margin was 19.0% in 1998 compared to 14.3% in 1997. The improvement in product gross profit margin is primarily attributable to a lower average cost per mobile unit sold and a lower provision for warranty costs. The lower average cost per mobile unit is attributable to the combined effect of a larger percentage of mobile unit sales in 1998 being lower cost refurbished units and manufacturing and procurement economies reducing the cost of new units.

         Service gross profit margin was 21.5% in 1998 compared to 28.7% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. Billing data received subsequent to March 31, 1997 indicated that the portion of airtime usage not billable to customers was higher than previously believed by the Company and used as the basis for recording accounting estimates. An increase in cost of cellular airtime paid for by the Company in relation to airtime billable to customers caused the decrease in service gross profit margin. The Company is evaluating the factors underlying the increase in cellular airtime costs to identify and analyze technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses decreased from $3.6 million in 1997 to $3.3 million in 1998. This decrease is because during the 1997 period, the Company recorded a $1 million charge to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease. Partially offsetting this decrease are increased expenses reflecting (i) costs associated with billing, credit and collection activities for the NSC, (ii) growth in the number of employees and salary increases, and
(iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin.

         Customer service expenses increased to $3.4 million in 1998 compared to $2.2 million in 1997, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the number of mobile units shipped and in service.

         Sales and marketing expenses increased to $2.2 million in 1998 compared to $2.1 million in 1997. This increase is composed of a $0.3 million increase in advertising expense as a result of AutoLink and the recently introduced Series 3000 mobile unit and Platinum service, offset by a $0.2 million decrease in payroll related expenditures as a result of a decrease in the number of sales and marketing employees.

         Engineering expenses increased to $1.4 million in 1998 compared to $1.1 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development and release of the AutoLink service.

         Depreciation and amortization expense increased to $1.1 million in 1998 compared to $0.5 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997.

         Interest income was $1.3 million in 1998 compared to $0.2 million in 1997. Interest expense was $4.4 million in 1998 compared to zero in 1997. The change in these relationships reflects the higher average outstanding balances during 1998 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the Senior Notes in September,1997.

LIQUIDITY AND CAPITAL RESOURCES

          Net cash consumed by operating activities during the three months ended March 31, 1998 was $14.9 million due primarily to a $11.6 million loss from operations, a temporary increase in inventory quantities of complete systems as a result of sales not meeting expectations, and a decrease in accrued interest payable as a result of the semi-annual interest payment on the Senior Notes. The Company's cash, cash equivalents and temporary investments balance at March 31, 1998 was $50.6 million. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for at least the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings  --

         AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Since the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, there have been no material changes.

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

Date: May 11, 1997


                               By: /s/ William C. Saunders
                                   --------------------------------------------
                                   William C. Saunders
                                   President and Chief Executive Officer




                               By: /s/ J. Philip McCormick
                                   --------------------------------------------
                                   J. Philip McCormick
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial Officer)

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                            -------------------------




                                    FORM 10-Q

                                QUARTERLY REPORT
                                      UNDER
                       THE SECURITIES EXCHANGE ACT OF 1934




                            -------------------------




                       HIGHWAYMASTER COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)





                                    EXHIBITS




================================================================================

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                             TITLE
      -------                            -----
       3.1       - Certificate of Incorporation of the Company, as
                   amended.(1)(9)

       3.2       - Amended and Restated By-Laws of the Company.(13)

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

      10.9       - Services Agreement, dated March 14, 1995, between the
                   Company and GTE Telecommunications Services
                   Incorporated.(1)(2)

     10.10         -Services Agreement, dated March 20, 1996, between the
                   Company and GTE-Mobile Communications Service
                   Corporation.(3)(4)

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

     10.21       - Employment Agreement, dated December 12, 1995, by and
                   between HighwayMaster Corporation and William McCausland.(13)

     27          - Financial Data Schedule.(14)

--------------

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

(11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.

(12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).

(13) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(14)      Filed herewith.