Form 10-Q
period 1998-06-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1998-08-13
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the period from _______________ to ______________

                         Commission file number 0-26140
                                                -------

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

                                             Number of Shares Outstanding as of
      Title of each class                               August 7, 1998
----------------------------                 -----------------------------------
Common Stock, $.01 par value                              24,898,986

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                      PAGE
                                                                     NUMBER
PART I.     FINANCIAL INFORMATION

Item 1      Consolidated Financial Statements:

            Consolidated Balance Sheets at June 30, 1998
                and December 31, 1997                                    1

            Consolidated Statements of Operations for the
                three months and six months ended June 30,
                1998  and 1997                                           2

            Consolidated Statements of Cash Flows for the six
                months ended June 30, 1998 and 1997                      3

            Consolidated Statement of Changes in Stockholders'
                Equity  for the six months ended June 30, 1998           4

            Notes to Consolidated Financial Statements                   5-6


Item 2      Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-10

Item 3      Quantitative and Qualitative Disclosures About
                Market Risk                                              10

PART II.    OTHER INFORMATION

Item 1      Legal Proceedings                                            11

Item 2      Changes in Securities                                        11

Item 3      Defaults Upon Senior Securities                              11

Item 4      Submission of Matters to a Vote of Security Holders          11

Item 5      Other Information                                            12

Item 6      Exhibits and Reports on Form 8-K                             12

Signatures                                                               13

                        PART I - FINANCIAL INFORMATION

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                (in thousands)

                                     ASSETS

                                                                June 30,      December 31,
                                                                  1998           1997
                                                               ----------     ------------
    Current assets:
     Cash and cash equivalents                                 $   18,751      $   26,777
     Temporary investments - current portion                       11,332          19,709
     Accounts receivable, net                                      16,011          13,963
     Other short-term receivables                                     492             916
     Inventory                                                      2,033           3,145
     Pledged securities - current portion                          17,187          17,187
     Prepaid expenses                                                 213             279
                                                               ----------      ----------
      Total current assets                                         66,019          81,976
    Network, equipment and software, net                           18,810          15,482
    Temporary investments - long-term portion                       9,235          13,626
    Pledged securities - long-term portion                         23,297          30,216
    Other assets, net                                               4,788           5,173
                                                               ----------      ----------
      Total assets                                             $  122,149      $  146,473
                                                               ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities:
     Accounts payable                                          $    3,165      $    6,262
     Telecommunications costs payable                               4,141           2,192
     Accrued interest payable                                       5,061           4,679
     Other current liabilities                                      5,952           4,114
                                                               ----------      ----------
      Total current liabilities                                    18,319          17,247
    Senior notes payable                                          121,216         120,956
                                                               ----------      ----------
      Total liabilities                                           139,535         138,203
                                                               ----------      ----------
    Stockholders' equity (deficit):
     Preferred stock                                                   --              --
     Common stock                                                     252             252
     Additional paid-in capital                                   149,481         149,481
     Accumulated deficit                                         (166,572)       (140,916)
     Treasury stock                                                  (547)           (547)
                                                               ----------      ----------
      Total stockholders' equity (deficit)                        (17,386)          8,270
    Commitments and contingencies
                                                               ----------      ----------
      Total liabilities and stockholders' equity (deficit)     $  122,149      $  146,473
                                                               ==========      ==========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)

                                                    Three months ended          Six months ended
                                                         June 30,                    June 30,
                                                  ----------------------      ----------------------
                                                    1998          1997          1998          1997
                                                  --------      --------      --------      --------
Revenues:
 Product                                          $  5,459      $  8,417      $ 10,086      $ 14,249
 Service                                            12,234         5,948        23,330        11,006
                                                  --------      --------      --------      --------
    Total revenues                                  17,693        14,365        33,416        25,255
                                                  --------      --------      --------      --------
Cost of revenues:
 Product                                             4,159         7,150         7,906        12,148
 Service                                             8,555         5,064        17,270         8,671
                                                  --------      --------      --------      --------
   Total cost of revenues                           12,714        12,214        25,176        20,819
                                                  --------      --------      --------      --------
Gross profit                                         4,979         2,151         8,240         4,436
                                                  --------      --------      --------      --------
Expenses:
 General and administrative                          6,858         2,398        10,192         6,003
 Customer service                                    3,061         2,769         6,425         5,000
 Sales and marketing                                 2,328         1,963         4,507         4,055
 Engineering                                         1,671         1,095         3,080         2,212
 Network services center                               438           254           835           538
 Severance cost                                        445            --           445            --
 Depreciation and amortization                       1,278           600         2,347         1,093
                                                  --------      --------      --------      --------
                                                    16,079         9,079        27,831        18,901
                                                  --------      --------      --------      --------
   Operating loss                                  (11,100)       (6,928)      (19,591)      (14,465)
Interest income                                      1,485           285         2,827           448
Interest expense                                    (4,452)           --        (8,892)           --
                                                  --------      --------      --------      --------
   Loss before income taxes                        (14,067)       (6,643)      (25,656)      (14,017)
Income tax provision                                    --            --            --            --
                                                  --------      --------      --------      --------
   Net loss                                       ($14,067)     ($ 6,643)     ($25,656)     ($14,017)
                                                  ========      ========      ========      ========
Per share:
 Basic and diluted net loss                       ($  0.56)     ($  0.27)     ($  1.03)     ($  0.56)
                                                  ========      ========      ========      ========
Weighted average number of shares outstanding       24,899        24,858        24,899        24,843
                                                  ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                    Six months ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1998          1997
                                                                 --------      --------
    Cash flows from operating activities:
     Net loss                                                    ($25,656)     ($14,017)
     Adjustments to reconcile net loss to cash used in
     operating activities:
      Depreciation and amortization                                 2,347         1,093
      Amortization of discount on notes payable                       260            --
      (Increase) in accounts receivable                            (2,048)       (2,966)
      Decrease in other receivables                                   472           790
      Decrease in inventory                                         1,112           694
      Increase (decrease) in accounts payable                      (3,097)          895
      Increase in accrued expenses and other current liabilities    4,169         2,977
      Other                                                           213          (153)
                                                                 --------      --------
       Net cash used in operating activities                      (22,228)      (10,687)
                                                                 --------      --------
    Cash flows from investing activities:
      Additions to network and equipment                           (4,572)       (1,191)
      Additions to capitalized software                              (913)       (2,062)
      Decrease in pledged securities                                6,919            --
      Decrease in temporary investments                            12,768            --
                                                                 --------      --------
       Net cash provided by (used in) investing activities         14,202        (3,253)
                                                                 --------      --------
    Cash flows from financing activities:
      Proceeds from exercise of stock options                          --           202
                                                                 --------      --------
       Net cash provided by financing activities                       --           202
                                                                 --------      --------
    (Decrease) in cash                                             (8,026)      (13,738)
    Cash and cash equivalents, beginning of period                 26,777        19,725
                                                                 --------      --------
    Cash and cash equivalents, end of period                     $ 18,751      $  5,987
                                                                 ========      ========
    Supplemental cash flow information:
      Interest paid                                              $  8,212      $     --
                                                                 ========      ========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         Six months ended June 30, 1998
                                   (UNAUDITED)
                    (in thousands, except share information)

                                                 Preferred Stock             Common Stock       Additional      Treasury Stock
                                                -------------------      --------------------    Paid-in      -------------------
                                                Shares      Amount         Shares      Amount    Capital       Shares     Amount
                                                ------     --------      ----------   -------    --------     -------    --------
Stockholders' equity at December 31, 1997       1,000      $     --      25,210,983     $252     $149,481     311,997     ($547)
                                                -------------------      -------------------     --------     -----------------
 Net loss
Stockholders' equity at June 30, 1998           1,000      $     --      25,210,983     $252     $149,481     311,997     ($547)
                                                ===================      ===================     ========     =================

                                                 Accumulated
                                                   Deficit        Total
                                                -----------     ---------
Stockholders' equity at December 31, 1997        ($140,916)     $  8,270
 Net loss                                          (25,656)      (25,656)
                                                 ---------      --------
Stockholders' equity at June 30, 1998            ($166,572)     ($17,386)
                                                 =========      ========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at a fixed rate per minute, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of trucking companies that utilize its services and to address the needs of the automotive and other markets.

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

3.       INVENTORIES


                                  June 30,        December 31,
                                    1998             1997
                                -----------       -----------
         Complete systems       $   912,000       $ 1,370,000
         Component parts          1,121,000         1,775,000
                                -----------       -----------
                                $ 2,033,000       $ 3,145,000
                                ===========       ===========


4.       CONTINGENCIES

                  As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for additional information regarding this lawsuit.

                  In late 1997 the Company retained experts to analyze and advise it with respect to various taxation issues. While this evaluation and analysis is not yet complete, it involves the identification of exemptions from taxation for certain types of businesses or services, the confirmation of taxes currently being passed through and the identification of sales tax issues needing attention by the Company.

Based on preliminary estimates of possible exposure to sales taxes for current and prior periods, the Company recorded a provision for taxes and other related costs in the amount of $1,300,000 at June 30, 1998. This estimate may vary materially from the amount of taxes that the Company may determine are payable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARABILITY

         During 1997, the Company's service revenues were generated from mobile units served by either a switching complex operated by AT&T (the " AT&T Complex") or by the Company's Network Services Center ("NSC"). During the three and six month periods ended June 30, 1997, the majority of the installed base of mobile units was served by the AT&T Complex. During the three and six month periods ended June 30, 1998, the entire installed base of mobile units was served by the NSC. Historically, the amount of service revenue and related expense recognized by the Company varied significantly based upon whether a particular customer received service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges were collected by AT&T. The Company recognized as revenue the portion of service charges received from AT&T, with the remainder of the service charges retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit, and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, as a greater proportion of customers have been served by the NSC, the Company recognized increased service revenues, which are offset by additional operating and service expenses.

RESULTS OF OPERATIONS

         Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Total revenues increased from $14.4 million in 1997 to $17.7 million in 1998. Product revenues decreased from $8.4 million in 1997 to $5.5 million in 1998 primarily as a result of a 43.0% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations as a result of a general slowness in the trucking industry, the absence of any major new contracts and the introduction of the Series 3000 mobile unit did not generate any significant sales volumes. The Company is currently reevaluating its plans and strategy for the Series 3000 product. Service revenues increased to $12.2 million in 1998 as compared to $5.9 million in 1997 due to the combined effect of (i) the increase in the installed base of mobile units to 37,082 at June 30, 1998 from 25,233 at June 30, 1997 and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $109.31 from $82.62 in 1997 since the entire installed base of mobile units was served through the NSC in 1998, as compared to the majority of the installed base being served through the AT&T Complex in 1997. See discussion under "Comparability," above.

         Cost of revenues in 1998 was $12.7 million compared to $12.2 million in 1997 reflecting a decrease in cost of product revenues, as a result of the decrease in the number of units sold, offset by an increase in cost of service revenues as a result of the increase in the installed base of mobile units in service.

         Product gross profit margin was 23.8% in 1998 compared to 15.1% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs, and lower installation costs as a result of fewer installations in the 1998 period.

         Service gross profit margin was 30.1% in 1998 compared to 14.9% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. During the three months ended June 30, 1997, the Company recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received in July, 1997. This new billing data indicated that the portion of airtime usage not billable to customers was higher than previously believed by the Company and used as the basis for recording accounting estimates. The increase in cost of cellular airtime paid for by the Company in relation to airtime billable to customers caused the decrease in service gross profit margin for the 1997 period. A portion of the adjustment made to cellular airtime costs related to the three months ended March 31, 1997. Excluding the portion of the adjustment attributable to the prior quarter, the Company's service gross profit margin for the quarter ended June 30, 1997 would have been approximately 20%. The improvement in service gross profit margin to 30.1% in 1998 reflects the changed economic relationships described under "Comparability," and the effect of technical adjustments and modifications implemented since July, 1997 to improve service gross profit margin. The Company continues to evaluate the components of its service gross profit margin to attempt to identify additional technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $6.9 million in 1998 compared to $2.4 million in 1997. Of this $4.5 million increase, approximately $1.5 million represents a provision for bad debts related to the Company's NSC accounts receivable, and approximately $1.3 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in Note 4 to the accompanying consolidated financial statements. The $1.5 million provision for bad debts relates to personal calling accounts activated in connection with a promotion designed to increase minutes of airtime usage. As a result of the unfavorable experience in connection with these personal account customers, the Company has discontinued the promotion and is changing the credit process with respect to personal accounts in a attempt to reduce the Company's credit risk. The remainder of the increase in general and administrative expenses is represented primarily by (i) ordinary and customary costs associated with billing, credit and collection activities for the NSC, (ii) growth in the number of employees and salary increases, (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin, and (iv) professional fees, of which legal fees in connection with the AT&T litigation are the most significant component.

         Customer service expenses increased to $3.1 million in 1998 compared to $2.8 million in 1997, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the installed base of mobile units sold and in service.

         Sales and marketing expenses increased to $2.3 million in 1998 compared to $2.0 million in 1997 primarily as a result of increased advertising expense related to AutoLink, the Series 3000 mobile unit and Platinum service.

         Engineering expenses increased to $1.7 million in 1998 compared to $1.1 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development and release of the AutoLink service.

         Severance costs of $0.4 million relate to the reduction in the number of employees pursuant to a reorganization announced in June, 1998. The reduction in the number of employees primarily reflects the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC. All customers were served by the NSC as of December 31, 1997.

         Depreciation and amortization expense increased to $1.3 million in 1998 compared to $0.6 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997.

         Interest income was $1.5 million in 1998 compared to $0.3 million in 1997. Interest expense was $4.5 million in 1998 compared to zero in 1997. The change in these relationships reflects the higher average outstanding balances during 1998 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the Senior Notes in September, 1997.

         Six Months Ended June 30, 1998 Compared to Six Months Ended
         June 30, 1997

         Total revenues increased to $33.4 million in 1998 compared to $25.3 million in 1997. Product revenues decreased from $14.2 million in 1997 to $10.1 million in 1998 primarily as a result of a 36.0% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations as a result of a general slowness in the trucking industry, the absence of any major new contracts and the introduction of the Series 3000 mobile unit did not generate any significant sales volumes. The Company is currently reevaluating its plans and strategy for the Series 3000 product. Service revenues increased to $23.3 million in 1998 as compared to $11.0 million in 1997 due to the combined effect of (i) the increased installed base of mobile units and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $107.58 from $80.48 in 1997 since the entire installed base of mobile units was served through the NSC in 1998, as compared to the majority of the installed base being served through the AT&T Complex in 1997.

         Cost of revenues in 1998 was $25.2 million compared to $20.8 million in 1997 reflecting a decrease in cost of product revenues, as a result of the decrease in the number of units sold, offset by an increase in cost of service revenues as a result of the increase in the installed base of mobile units in service.

         Product gross profit margin was 21.6% in 1998 compared to 14.7% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs.

         Service gross profit margin was 26.0% in 1998 compared to 21.2% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. During the six months ended June 30, 1997, the Company recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received in July, 1997. This new billing data indicated that the portion of airtime usage not billable to customers was higher than previously believed by the Company and used as the basis for recording accounting estimates. The increase in cost of cellular airtime paid for by the Company in relation to airtime billable to customers caused the decrease in service gross profit margin for the 1997 period. The improvement in service gross profit margin to 26.0% in 1998 reflects the changed economic relationships described under "Comparability," above, and the effect of technical adjustments and modifications implemented since July, 1997 to improve service gross profit margin. The Company continues to evaluate the components of its service gross profit margin to attempt to identify additional technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $10.2 million in 1998 compared to $6.0 million in 1997. Of this $4.2 million increase, approximately $1.5 million represents a provision for bad debts related to the Company's NSC accounts receivable, and approximately $1.3 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in Note 4 to the accompanying consolidated financial statements. The $1.5 million provision for bad debts relates to personal calling accounts activated in connection with a promotion designed to increase minutes of airtime usage. As a result of the unfavorable experience in connection with these personal account customers, the Company has discontinued the promotion and is changing the credit process with respect to personal accounts in a attempt to reduce the Company's credit risk. The remainder of the increase in general and administrative expenses is represented primarily by (i) ordinary and customary costs associated with billing, credit and collection activities for the NSC ,
(ii) growth in the number of employees and salary increases, (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin, and (iv) professional fees, of which legal fees in connection with the AT&T litigation are the most significant component.

         Customer service expenses increased to $6.4 million in 1998 compared to $5.0 million in 1997, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the number of mobile units shipped and in service.

         Sales and marketing expenses increased to $4.5 million in 1998 compared to $4.1 million in 1997 primarily as a result of increased advertising expense related to AutoLink, the Series 3000 mobile unit and Platinum service.

         Engineering expenses increased to $3.1 million in 1998 compared to $2.2 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development and release of the AutoLink service.

         Severance costs of $0.4 million relate to the reduction in the number of employees pursuant to a reorganization announced in June, 1998. The reduction in the number of employees primarily reflects the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC. All customers were served by the NSC as of December 31, 1997.

         Depreciation and amortization expense increased to $2.3 million in 1998 compared to $1.1 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997.

         Interest income was $2.8 million in 1998 compared to $0.4 million in 1997. Interest expense was $8.9 million in 1998 compared to zero in 1997. The change in these relationships reflects the higher average outstanding balances during 1998 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the Senior Notes in September,1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash consumed by operating activities during the six months ended June 30, 1998 was $22.2 million due primarily to a $25.7 million loss from operations. The Company's cash, cash equivalents and temporary investments balance at June 30, 1998 was $39.3 million. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for approximately the next ten to twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         In September 1997, the Company issued $125,000,000 of senior notes (the "Senior Notes") in a Rule 144A offering. The Company has placed in escrow funds which are sufficient to pay interest on the Senior Notes through September 15, 2000. After such date, the Company will be required to pay interest on the Senior Notes on a semi-annual basis as a rate of 13 3/4% per annum.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long-term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to (i) improve the efficiency of its operations so as to reduce or eliminate its operating losses, (ii) curtail or eliminate one or more new applications under development by the Company so as to reduce its operating costs or (iii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt and equity financing on terms that it would regard as satisfactory, if at all.

         In July 1998, the Company commenced a reassessment of all facets of its business strategy, operations and organizational structure with the objective of making more efficient use of its limited capital resources and refocussing its operating and capital expenditure plans.

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

                  AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for additional information regarding this lawsuit.

Item 2.    Changes in Securities  --   None.

Item 3.    Defaults Upon Senior Securities  --  None.

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 26, 1998. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) ratified the selection of Price Waterhouse LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 1998.

                  The Company had 24,898,986 shares of Common Stock outstanding as of April 6, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 19,975,389 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

                  Proposal 1:    Election of Directors


                                                  Shares Voting         Shares
                  Director                          In Favor           Withheld
                  --------                        -------------        --------
                  William C. Kennedy, Jr.          19,918,863           56,526
                  William C. Saunders              19,918,813           56,576
                  Stephen L. Greaves               19,920,413           54,976
                  Terry S. Parker                  19,920,563           54,826
                  Gerry C. Quinn                   19,918,113           57,276


                  Proposal 2: Ratification of Price Waterhouse as the Company's Independent Accountants

                               Votes in favor:            19,965,776
                               Votes against:                  5,080
                               Abstentions:                    4,533

Item 5.    Other Information  --

                  On June 24, 1998, the Company received notification from The Nasdaq Stock Market, Inc. ("NASDAQ") that the Company was not in compliance with the minimum bid price requirement for listing on the Nasdaq National Market and that should compliance not be demonstrated by September 24, 1998, that the Company would be delisted at the opening of business on September 28, 1998. At the present time, the Company is still not in compliance with the minimum bid price requirement for maintaining a Nasdaq National Market listing, which provides that the bid price for the common stock must remain at or above $5.00. In early August 1998, the Company's Board of Directors authorized the Company, in the event that it is unable to achieve compliance with the minimum bid price requirement, to apply for the common stock to be admitted for trading on the Nasdaq SmallCap Market. The Company has commenced discussions with Nasdaq regarding the possible reassignment of its common stock to the Nasdaq SmallCap Market. There can be no assurance that the Company will be able to achieve compliance with Nasdaq National Market criteria or that the common stock will be admitted for trading on the Nasdaq SmallCap Market.

                  As previously reported, the initial term of the contract between the Company and GTE-TSI, pursuant to which GTE-TSI provides certain functions that enable the Company to instantly deliver calls nationwide, ended on March 14, 1998, and the contract is continuing under its short term renewal provisions. At the present time, the Company and GTE-TSI are still engaged in negotiating the terms of a permanent contract extension.

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

Date: August 12, 1998


                                  By: /s/ William C. Saunders
                                      -----------------------------------------
                                      William C. Saunders
                                      President and Chief Executive Officer




                                  By: /s/ Jana Bell
                                      -----------------------------------------
                                      Jana Bell
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             TITLE
------                             -----
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

10.21    - Employment Agreement, dated December 12, 1995, by and between
           HighwayMaster Corporation and William McCausland.(13)

10.22    - Employment Agreement, dated May 29, 1998, by and between HighwayMaster
           Corporation and Jana Alfinger Bell. (14)

27       - Financial Data Schedule.(14)

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