Form 10-Q
period 1998-09-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1998-11-13
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended     September 30, 1998
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                to
                            ----------------  --------------

                     Commission file number     0-26140
                                                -------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     51-0352879
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


    1155 Kas Drive, Richardson, Texas                      75081
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


  Registrant's telephone number, including area code      (972) 301-2000
                                                          --------------

    16479 Dallas Parkway, Suite 710, Dallas, Texas 75248
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----   ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                             Number of Shares Outstanding as of
    Title of each class                              November 6, 1998
----------------------------                 -----------------------------------
Common Stock, $.01 par value                            24,898,986

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX



                                                                                   PAGE
                                                                                  NUMBER
PART I.      FINANCIAL INFORMATION


Item 1       Consolidated Financial Statements:

             Consolidated Balance Sheets at September 30, 1998
                 and December 31, 1997                                                1

             Consolidated Statements of Operations for the
                 three months and nine months ended
                 September 30, 1998  and 1997                                         2

             Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 1998 and 1997                             3

             Consolidated Statement of Changes in Stockholders'
                 Equity  for the nine months ended
                 September 30, 1998                                                   4

             Notes to Consolidated Financial Statements                               5-6


Item 2       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                        7-11

Item 3       Quantitative and Qualitative Disclosures About
                 Market Risk                                                          11

PART II.     OTHER INFORMATION

Item 1       Legal Proceedings                                                        12

Item 2       Changes in Securities                                                    12

Item 3       Defaults Upon Senior Securities                                          12

Item 4       Submission of Matters to a Vote of Security Holders                      12

Item 5       Other Information                                                        12

Item 6       Exhibits and Reports on Form 8-K                                         12

Signatures                                                                            13

                         PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS



                                                                         September 30,    December 31,
                                                                             1998             1997
                                                                         -------------    -------------

Current assets:
  Cash and cash equivalents                                              $      22,471    $      26,777
  Temporary investments - current portion                                        6,421           19,709
  Accounts receivable, net                                                      12,572           13,963
  Other short-term receivables                                                     507              916
  Inventory                                                                      1,223            3,145
  Pledged securities - current portion                                          17,187           17,187
  Prepaid expenses                                                                 164              279
                                                                         -------------    -------------
     Total current assets                                                       60,545           81,976
Network, equipment and software, net                                            21,018           15,482
Temporary investments - long-term portion                                        5,244           13,626
Pledged securities - long-term portion                                          14,974           30,216
Other assets, net                                                                4,614            5,173
                                                                         -------------    -------------
     Total assets                                                        $     106,395    $     146,473
                                                                         =============    =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                       $       3,233    $       6,262
  Telecommunications costs payable                                               5,004            2,192
  Accrued interest payable                                                         764            4,679
  Other current liabilities                                                     11,918            4,114
                                                                         -------------    -------------
     Total current liabilities                                                  20,919           17,247
Senior notes payable                                                           121,346          120,956
                                                                         -------------    -------------
     Total liabilities                                                         142,265          138,203
                                                                         -------------    -------------

Stockholders' equity (deficit):
  Preferred stock                                                                   --               --
  Common stock                                                                     252              252
  Additional paid-in capital                                                   149,481          149,481
  Accumulated deficit                                                         (185,056)        (140,916)
  Treasury stock                                                                  (547)            (547)
                                                                         -------------    -------------
     Total stockholders' equity (deficit)                                      (35,870)           8,270
Commitments and contingencies
                                                                         -------------    -------------
     Total liabilities and stockholders' equity (deficit)                $     106,395    $     146,473
                                                                         =============    =============




          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)



                                                   Three months ended          Nine months ended
                                                      September 30,              September  30,
                                                ------------------------    ------------------------
                                                   1998          1997          1998          1997
                                                ----------    ----------    ----------    ----------
Revenues:
  Product                                       $    3,937    $    8,905    $   14,023    $   23,154
  Service                                           11,257         7,267        34,587        18,273
                                                ----------    ----------    ----------    ----------
     Total revenues                                 15,194        16,172        48,610        41,427
                                                ----------    ----------    ----------    ----------
Cost of revenues:
  Product                                            3,006         7,067        10,912        19,215
  Service                                            7,824         5,789        25,094        14,460
                                                ----------    ----------    ----------    ----------
    Total cost of revenues                          10,830        12,856        36,006        33,675
                                                ----------    ----------    ----------    ----------

Gross profit                                         4,364         3,316        12,604         7,752
                                                ----------    ----------    ----------    ----------

Expenses:
  General and administrative                         7,361         2,644        17,553         8,647
  Customer service                                   2,378         2,998         8,803         7,998
  Sales and marketing                                1,602         1,852         6,109         5,907
  Engineering                                        1,507         1,155         4,587         3,367
  Network services center                              627           419         1,462           957
  Severance and AutoLink termination costs           4,555            --         5,000            --
  Depreciation and amortization                      1,599           662         3,946         1,755
                                                ----------    ----------    ----------    ----------
                                                    19,629         9,730        47,460        28,631
                                                ----------    ----------    ----------    ----------

    Operating loss                                 (15,265)       (6,414)      (34,856)      (20,879)

Interest income                                      1,263           241         4,090           689
Interest expense                                    (4,482)         (418)      (13,374)         (418)
                                                ----------    ----------    ----------    ----------
    Loss before income taxes                       (18,484)       (6,591)      (44,140)      (20,608)
Income tax provision                                    --            --            --            --
                                                ----------    ----------    ----------    ----------
    Net loss                                    $  (18,484)   $   (6,591)   $  (44,140)   $  (20,608)
                                                ==========    ==========    ==========    ==========

Per share:
    Basic and diluted net loss                  $    (0.74)   $    (0.27)   $    (1.77)   $    (0.83)
                                                ==========    ==========    ==========    ==========

Weighted average number of shares outstanding       24,899        24,868        24,899        24,857
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

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                       Nine months ended
                                                                          September 30,
                                                                    ------------------------
                                                                       1998          1997
                                                                    ----------    ----------

Cash flows from operating activities:
  Net loss                                                          $  (44,140)   $  (20,608)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                       3,946         1,755
     Amortization of discount on notes payable                             390            --
     (Increase) decrease in accounts receivable                          1,391        (4,904)
     Decrease in other receivables                                         481           575
     Decrease in inventory                                               1,922           720
     Increase (decrease) in accounts payable                            (3,029)        1,964
     Increase in accrued expenses and other current liabilities          6,701         3,219
     Other                                                                 256          (603)
                                                                    ----------    ----------
          Net cash used in operating activities                        (32,082)      (17,882)
                                                                    ----------    ----------

Cash flows from investing activities:
     Additions to network and equipment                                 (7,996)       (2,221)
     Additions to capitalized software                                  (1,140)       (2,132)
     Purchase of pledged securities                                         --       (46,588)
     Decrease in pledged securities                                     15,242            --
     Decrease in temporary investments                                  21,670            --
                                                                    ----------    ----------
          Net cash provided by (used in) investing activities           27,776       (50,941)
                                                                    ----------    ----------

Cash flows from financing activities:
     Proceeds from issuance of senior notes, net                            --       120,937
     Proceeds from exercise of stock options                                --           295
                                                                    ----------    ----------
          Net cash provided by financing activities                         --       121,232
                                                                    ----------    ----------
Increase (decrease) in cash                                             (4,306)       52,409
Cash and cash equivalents, beginning of period                          26,777        19,725
                                                                    ----------    ----------
Cash and cash equivalents, end of period                            $   22,471    $   72,134
                                                                    ==========    ==========

Supplemental cash flow information:
     Interest paid                                                  $    8,594    $       --
                                                                    ==========    ==========












          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Nine months ended September 30, 1998
                                   (UNAUDITED)
                    (in thousands, except share information)






                                                  Preferred Stock            Common Stock          Additional
                                             ------------------------    -----------------------    Paid-in
                                               Shares        Amount        Shares       Amount      Capital
                                             ----------    ----------    ----------   ----------   ----------

Stockholders' equity at December 31, 1997         1,000    $       --    25,210,983   $      252   $  149,481
     Net loss
                                             ----------    ----------    ----------   ----------   ----------
Stockholders' equity at September 30, 1998        1,000    $       --    25,210,983   $      252   $  149,481
                                             ==========    ==========    ==========   ==========   ==========





                                                   Treasury Stock
                                               ----------------------   Accumulated
                                                 Shares      Amount        Deficit        Total
                                               ----------  ----------   ------------   ----------

Stockholders' equity at December 31, 1997        311,997   $     (547)   $ (140,916)   $    8,270
     Net loss                                                               (44,140)      (44,140)
                                               ---------   ----------    ----------    ----------
Stockholders' equity at September 30, 1998       311,997   $     (547)   $ (185,056)   $  (35,870)
                                               =========   ==========    ==========    ==========























          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at a fixed rate per minute, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The Company is currently developing additional applications for its network to expand the range of its commercial dispatch and tracking services in broader market segments.

                  The Company's revenues are derived primarily from the long-haul trucking market from sales and installation of Mobile Communication Units ("mobile units") and charges for its services.

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

3.       INVENTORIES



                                            September 30,           December 31,
                                                1998                   1997
                                            ------------           -------------

         Complete systems                   $    457,000           $   1,370,000
         Component parts                         756,000               1,775,000
                                            ------------           -------------
                                            $  1,223,000           $   3,145,000
                                            ============           =============


4.       SEVERANCE AND AUTOLINK TERMINATION COSTS

                  On August 31, 1998 the Company announced that it was halting the development of its AutoLink service. As a consequence, the Company recorded a charge of approximately $2,400,000 to recognize asset impairments and record estimated amounts to be incurred to extinguish contractual obligations associated with the AutoLink program. The estimated cost of extinguishing these contractual obligations in the amount of $1,600,000 is included in other current liabilities at September 30, 1998.

                  On September 17, 1998 the Company announced a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. As a result of this announcement and the AutoLink announcement, the Company reduced its workforce by approximately 25% and recorded a charge of approximately $2,200,000 for obligations under employment contracts and severance payments to terminated employees. Of this amount, approximately $1,400,000 is included in other current liabilities at September 30, 1998.


5.       CONTINGENCIES

                  As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). On September 16, 1998, Lucent transferred the patents at issue in this lawsuit back to AT&T. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for additional information regarding this lawsuit.

                  In late 1997 the Company retained experts to analyze and advise it with respect to various taxation issues. This evaluation and analysis involved the identification of exemptions from taxation for certain types of businesses or services, the confirmation of taxes currently being passed through and the identification of sales tax issues needing attention by the Company. Based on preliminary estimates of possible exposure to sales taxes for current and prior periods, the Company recorded a provision for taxes and other related costs in the amount of $1,800,000 during the nine months ended September 30, 1998. This estimate may vary materially from the amount of taxes that the Company may determine are payable.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARABILITY

         During 1997, the Company's service revenues were generated from mobile units served by either a switching complex operated by AT&T (the " AT&T Complex") or by the Company's Network Services Center ("NSC"). During the nine months ended September 30, 1997, the majority of the installed base of mobile units was served by the AT&T Complex. During the three and nine month periods ended September 30, 1998, the entire installed base of mobile units was served by the NSC. Historically, the amount of service revenue and related expense recognized by the Company varied significantly based upon whether a particular customer received service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges were collected by AT&T. The Company recognized as revenue the portion of service charges received from AT&T, with the remainder of the service charges retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit, and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, as a greater proportion of customers have been served by the NSC, the Company recognized increased service revenues, which are offset by additional operating and service expenses.

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Total revenues decreased to $15.2 million in 1998 from $16.2 million in 1997. Product revenues declined to $3.9 million in 1998 million from $8.9 million in 1997 primarily as a result of a 61.3% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations primarily as a result of the absence of any contribution from major new contracts. The Company signed one major new contract in the third quarter of 1998. However, the 1,079 units shipped and placed in service during the third quarter in connection with this contract are not reflected in product revenues because the earning process was not complete at September 30, 1998. Service revenues increased to $11.3 million in 1998 as compared to $7.3 million in 1997 due to the combined effect of (i) the increase in the installed base of mobile units to 39,673 at September 30, 1998 from 29,933 at September 30, 1997 and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $94.75 from $87.82 in 1997 since the entire installed base of mobile units was served through the NSC in 1998, as compared to slightly more than half of the installed base being served through the NSC in 1997. See discussion under "Comparability," above.

         Cost of revenues in 1998 was $10.8 million compared to $12.9 million in 1997 reflecting a decrease in cost of product revenues, as a result of the decrease in the number of units sold, offset by an increase in cost of service revenues as a result of the increase in the installed base of mobile units in service.

         Product gross profit margin was 23.6% in 1998 compared to 20.6% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs.


         Service gross profit margin was 30.5% in 1998 compared to 20.3% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. The improvement in service gross profit margin to 30.5% in 1998 reflects the changed economic relationships described under "Comparability," and the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers. The Company continues to evaluate the components of its service gross profit margin to attempt to identify additional technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $7.4 million in 1998 compared to $2.6 million in 1997. Of this $4.8 million increase, approximately $2.7 million represents a provision for bad debts as a result of a major customer's filing for Chapter 11 bankruptcy protection, and approximately $0.5 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in Note 5 to the accompanying consolidated financial statements. The remainder of the increase in general and administrative expenses is represented primarily by (i) ordinary and customary costs associated with billing, credit and collection activities for the NSC,
(ii) growth in the number of employees and salary increases, (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin, and (iv) legal and professional fees.

         Customer service expenses decreased to $2.4 million in 1998 compared to $3.0 million in 1997, primarily as a result of a decrease in the number of employees in connection with a reorganization occurring in June, 1998, and because installation and repair services formally provided by Company personnel are now being provided under an outsourcing arrangement.

         Sales and marketing expenses decreased to $1.6 million in 1998 compared to $1.9 million in 1997 primarily as a result of the curtailment of advertising expenditures to reduce operating expenses.

         Engineering expenses increased to $1.5 million in 1998 compared to $1.2 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development and release of the AutoLink service.

         Severance and AutoLink termination costs of $4.6 million relate to a reduction in the number of employees pursuant to a reorganization and the halting of AutoLink development both of which were announced during the third quarter of 1998. See Note 4 to the accompanying consolidated financial statements.

         Depreciation and amortization expense increased to $1.6 million in 1998 compared to $0.7 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997 and the nine months ended September 30, 1998.

         Interest income was $1.3 million in 1998 compared to $0.2 million in 1997. Interest expense was $4.5 million in 1998 compared to $0.4 million in 1997. The change in these relationships reflects the higher average outstanding balances during 1998 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the Senior Notes in September, 1997.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997


         Total revenues increased to $48.6 million in 1998 compared to $41.4 million in 1997. Product revenues declined to $14.0 million in 1998 from $23.2 million in 1997 primarily as a result of a 45.3% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations primarily as a result of the absence of any contribution from major new contracts and the introduction of the Series 3000 mobile unit not generating any significant sales volumes. After a reassessment of the market, the Series 3000 product offering was discontinued. Service revenues increased to $34.6 million in 1998 as compared to $18.3 million in 1997 due to the combined effect of (i) the increased installed base of mobile units and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $102.47 from $80.75 in 1997 since the entire installed base of mobile units was served through the NSC in 1998, as compared to the majority of the installed base being served through the AT&T Complex in 1997. See discussion under "Comparability," above.

         Cost of revenues in 1998 was $36.0 million compared to $33.7 million in 1997 reflecting a decrease in cost of product revenues, as a result of the decrease in the number of units sold, offset by an increase in cost of service revenues as a result of the increase in the installed base of mobile units in service.

         Product gross profit margin was 22.2% in 1998 compared to 17.0% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs.

         Service gross profit margin was 27.4% in 1998 compared to 20.9% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. The improvement in service gross profit margin to 27.4% in 1998 reflects the changed economic relationships described under "Comparability," above, and the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers. The Company continues to evaluate the components of its service gross profit margin to attempt to identify additional technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $17.6 million in 1998 compared to $8.6 million in 1997. Of this $9.0 million increase, approximately $4.2 million represents a provision for bad debts related to the Company's accounts receivable, and approximately $1.8 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in Note 5 to the accompanying consolidated financial statements. Of the $4.2 million provision for bad debts, $1.5 million relates to personal calling accounts activated in connection with a promotion designed to increase minutes of airtime usage. As a result of the unfavorable experience in connection with these personal account customers, during the second quarter of 1998 the Company discontinued the promotion and changed the credit process with respect to personal accounts in an attempt to reduce the Company's credit risk. The additional $2.7 million provision is as a result of a major customer's filing for Chapter 11 bankruptcy protection. The remainder of the increase in general and administrative expenses is represented primarily by (i) ordinary and customary costs associated with billing, credit and collection activities for the NSC , (ii) growth in the number of employees and salary increases, (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin, and (iv) legal and professional fees.

         Customer service expenses increased to $8.8 million in 1998 compared to $8.0 million in 1997, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the number of mobile units shipped and in service.

         Sales and marketing expenses increased to $6.1 million in 1998 compared to $5.9 million in 1997 primarily as a result of increased advertising expense related to AutoLink, the Series 3000 mobile unit and Platinum service.

         Engineering expenses increased to $4.6 million in 1998 compared to $3.4 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development and release of the AutoLink service.

         Severance and AutoLink termination costs of $5.0 million relate primarily to a reduction in the number of employees pursuant to a reorganization and the halting of AutoLink development both of which were announced during the third quarter of 1998. See Note 4 to the accompanying consolidated financial statements.

         Depreciation and amortization expense increased to $3.9 million in 1998 compared to $1.8 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997 and the nine months ended September 30, 1998.

         Interest income was $4.1 million in 1998 compared to $0.7 million in 1997. Interest expense was $13.4 million in 1998 compared to $0.4 million in 1997. The change in these relationships reflects the higher average outstanding balances during 1998 in cash and cash equivalents, temporary investments and notes payable as a result of the issuance of the Senior Notes in September, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash consumed by operating activities during the nine months ended September 30, 1998 was $32.1 million due primarily to a $44.1 million loss from operations. The Company's cash, cash equivalents and temporary investments balance at September 30, 1998 was $34.1 million. During the third quarter, the Company halted the development of the AutoLink program and made a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. Based on the Company's projected operating results, after considering these changes, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for at least the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long-term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to (i) increase the installed base of mobile units in service and improve the efficiency of its operations, so as to reduce or eliminate its operating losses, or (ii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt and equity financing on terms that it would regard as satisfactory, if at all.

         In September 1997, the Company issued $125,000,000 of senior notes (the "Senior Notes") in a Rule 144A offering. The Company has placed in escrow funds which are sufficient to pay interest on the Senior Notes through September 15, 2000. After such date, the Company will be required to pay interest on the Senior Notes on a semi-annual basis at a rate of 13 3/4% per annum. Subsequent to September 30, 1998, the Company purchased $21,395,000 of its Senior Notes on the open market at a substantial discount from face value. The Company expects that a portion of the purchase price for the retired senior notes will be funded through the release of the allocable portion of the escrowed funds held for the payment of interest thereon. The Company may continue to make purchases on the open market in the event conditions remain favorable.

YEAR 2000

         The Company has undertaken certain internal testing procedures with respect to its products and services to determine if any Year 2000 transition problems exist. In order to provide greater assurance of year 2000 compliance, the Company has also engaged an independent Year 2000 consultant to assist in identifying any Year 2000 issues with its internal information technology systems. It is anticipated that an independent enterprise-wide Year 2000 assessment will be completed about the end of 1998. Upon completion of the independent Year 2000 assessment, remediation efforts will be addressed based on any material problems identified. The Company is also in the process of obtaining Year 2000 disclosures from third party vendors which provide products and services to the Company's customers that interface with the products and services provided by the Company. Until the independent enterprise-wide assessment has been completed, the Company will be unable to estimate the cost of Year 2000 remediation efforts.

         The Company cannot ensure or predict whether customers will experience Year 2000 problems arising from non-compliant third party products or non-compliant third party services provided in connection with the Company's products and services including but not limited to cellular carriers and their networks, long distance carriers and their networks, the public switched telephone network, computer systems upon which any of the Company's software resides and/or third party software programs which interface and exchange date with the Company's products.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "--- Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings  --

                  AT&T Litigation. As previously reported, the Company is party to a lawsuit filed in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent"). On September 16, 1998, Lucent transferred the patents at issue in this lawsuit back to AT&T. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for additional information regarding this lawsuit.

Item 2.    Changes in Securities  --   None.

Item 3.    Defaults Upon Senior Securities  --  None.

Item 4.    Submission of Matters to a Vote of Security Holders  --  None

Item 5.    Other Information  --

                  As previously reported, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it was not in compliance with the minimum bid price requirement of $5.00 per share for listing on the Nasdaq National Market and that the Company's securities would be delisted on September 28, 1998 unless it achieved compliance by September 24, 1998. That delisting has been stayed pending the outcome of a hearing before a Nasdaq Listing Qualifications Panel scheduled for November 19, 1998. At the hearing the Company will continue to discuss the possibility of moving to the Nasdaq Small Cap Market, among other options for achieving compliance. Additionally, on November 6, 1998, the Company received notification from Nasdaq that it was not in compliance with the minimum market value of public float of $15 million and that the Company's securities would be delisted on February 4, 1999 unless it achieved compliance with this requirement by February 3, 1999. There can be no assurance that the Company will be able to achieve compliance with the Nasdaq National Market criteria or that the Company will be admitted for trading on the Nasdaq SmallCap Market.


                  As previously reported, the Company was negotiating a permanent contract extension with GTE-TSI whereby GTE-TSI provides certain functions that enable the Company to instantly deliver calls nationwide. At the present time, the Company and GTE-TSI are still engaged in negotiating the terms of a permanent contract extension.

                  As disclosed in the Current Report on Form 8-K filed by the Company on September 17, 1998, several key management and structural changes were undertaken in order to sharpen the Company's focus on its core products and to achieve increased operating efficiency. Jana A. Bell, who joined the Company in June 1998 as Executive Vice President and Chief Financial Officer, assumed the role of President and Chief Executive Officer. William C. Saunders, former President and Chief Executive Officer, accepted the position of Chairman of the Board of Directors. William C. Kennedy, Jr. resigned from his role as Chairman of the Board of Directors of the Company, but retained a board seat and will serve as Vice Chairman of the Board. The Company also flattened its organizational structure to facilitate necessary changes. Concurrently with management changes, the company downsized its workforce by approximately one-fourth. In two previous announcements, HighwayMaster indicated that it is sharpening its focus on the commercial dispatch and tracking business. On August 31, 1998, the Company announced that it was halting the development of its AutoLink service. On the same day, the Company announced a major contract with three subsidiaries of SBC Communications, Inc. to install HighwayMaster units in 11,500 fleet vehicles.

Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See the Index to Exhibits.

                  (b)  Reports on Form 8-K

                  On September 1, 1998, the Company filed a Current report on Form 8-K related to its halting the development and launch of AutoLink previously projected for late 1998.

                  On September 17, 1998, the Company filed a Current report on Form 8-K related to key management and structural changes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HIGHWAYMASTER COMMUNICATIONS, INC.

Date: November 13, 1998




                                    By:  /s/ Jana A. Bell
                                         ---------------------------------------
                                         Jana A. Bell
                                         President and Chief Executive Officer
                                         and Acting Chief Financial Officer
                                         (Principal Financial Officer)

                                INDEX TO EXHIBITS



   EXHIBIT
   NUMBER                        TITLE
   -------                       -----
     3.1    -   Certificate of Incorporation of the Company, as amended.(1)(9)

     3.2    -   Amended and Restated By-Laws of the Company.(13)

     4.1    -   Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

     4.2    -   Warrant Certificate, dated September 27, 1996, issued to
                SBW.(7)

     4.3    -   Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle
                Stockholders and the other persons named therein.(7)

     4.4    -   Amended and Restated Stockholders' Agreement, dated September
                27, 1996, by and among the Company, SBW, the Erin Mills
                Stockholders, the Carlyle Stockholders, the By-Word Stockholders
                and the other persons named therein.(7)

     4.5    -   Indenture dated September 23, 1997 by and among the Company,
                HighwayMaster Corporation and Texas Commerce Bank, National
                Association.(12)

     4.6    -   Pledge Agreement dated September 23, 1997 by and among the
                Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

     4.7    -   Registration Rights Agreement dated September 23, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns &
                Co. Inc. and Smith Barney Inc.(12)

     4.8    -   Warrant Agreement dated September 23, 1997 by and among the
                Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

     4.9    -   Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith
                Barney, Inc.(12)

     10.1   -   License Agreement, dated April 23, 1992, by and between Voice
                Control Systems and the Company (as successor to By-Word
                Technologies, Inc.)(1)

     10.2   -   Agency Agreement, dated February 1, 1993, between the Company and Saunders, Lubinski & White, Inc.(1)

     10.3   -   Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

     10.4   -   Employment Agreement, dated February 4, 1994, by and between
                HighwayMaster Corporation and William C. Saunders, as
                amended.(1)(5)

     10.5   -   Employment Agreement, dated November 23, 1994, by and between
                HighwayMaster Corporation and Gordon D. Quick.(1)(5)

     10.6   -   Amended and Restated 1994 Stock Option Plan of the Company,
                dated February 4, 1994, as amended.(1)(5)(6)

     10.7   -   Purchase Agreement, dated September 27, 1996, between the
                Company and SBW.(7)

     10.8   -   Mobile Communications (Voice and Data) Services Agreement,
                dated as of July 15, 1993, between the Company and EDS Personal
                Communications Corporation.(1)(2)

     10.9   -   Services Agreement, dated March 14, 1995, between the Company and GTE Telecommunications Services Incorporated.(1)(2)

     10.10  -   Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation.(3)(4)

     10.11  -   Agreement, dated June 8, 1994, between the Company and
                Truckstops of America, Inc.(1)





     10.12  -   Amendment dated November 16, 1995 to that certain Mobile
                Communications (Voice and Data) Services Agreement, dated as of
                July 15, 1993, between the Company and EDS Personal
                Communications Corporation.(3)(4)

     10.13  -   Letter Agreement, dated April 5, 1995, between the Company and
                IEX Corporation.(1)

     10.14  -   Product Development Agreement, dated December 21, 1995, between the Company and IEX Corporation.(3)(4)

     10.15  -   Technical Services Agreement, dated September 27, 1996, between the HM Corporation and SBW.(7)

     10.16  -   Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation.(3)

     10.17  -   Form of Adoption Agreement, Regional Prototype Cash or Deferred
                Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co.,
                Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)

     10.18  -   Agreement, dated December 3, 1996, between the Company and
                Pickett Racing.(8)

     10.19  -   Software Transfer Agreement, dated April 25, 1997 between the
                Company and Burlington Motor Carriers, Inc.(9)(10)

     10.20  -   Purchase Agreement dated September 18, 1997 by and among the
                Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and
                Smith Barney Inc.(12)

     10.21  -   Employment Agreement, dated December 12, 1995, by and between
                HighwayMaster Corporation and William McCausland.(13)

     10.22  -   Employment Agreement, dated May 29, 1998, by and between
                HighwayMaster Corporation and Jana Ahlfinger Bell.(14)

     10.23  -   Lease Agreement, dated March 20, 1998, between the Company and
                Cardinal Collins Tech Center, Inc.(15)

     27     -   Financial Data Schedule.(15)




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

(14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

(15)  Filed herewith.