Form 10-K
period 1998-12-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1999-03-31
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

                                  -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from             to
                                       -----------    ----------------

                         COMMISSION FILE NUMBER 0-26140

                       HIGHWAYMASTER COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)



                               DELAWARE                                            51-0352879
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

                                 1155 KAS DRIVE
                            RICHARDSON, TEXAS 75081
          (Address of principal executive offices, including zip code)

      (Registrant's telephone number, including area code): (972) 301-2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999 was $19,398,743.*

         The number of shares outstanding of Registrant's Common Stock was 24,967,960 as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 annual meeting of stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998.

         Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-91486), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, the Registrant's Current Report on Form 8-K filed on October 7, 1996, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997, the Registrant's Registration Statement on Form S-3 (Registration No. 333-57281), as amended, the Registrant's Registration Statement on Form S-4 (Registration No. 333-38361), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998, the Registrant's Current Report on Form 8-K on September 17, 1998, and the Registrant's Current Report on Form 8-K on September 4, 1998 are incorporated herein by reference into Part IV of this Report.

------------------

         *Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 22, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                       HighwayMaster Communications, Inc.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                                     INDEX

                                                                                                               Page
                                                                                                               ----
PART I   .........................................................................................................1
         ITEM 1.  BUSINESS........................................................................................1
         ITEM 2.  PROPERTIES.....................................................................................22
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................22
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................24

PART II  ........................................................................................................24
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS........................................................................24
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................26
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................................................27
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................31
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................31
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE........................................................32

PART III ........................................................................................................32
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................32
         ITEM 11. EXECUTIVE COMPENSATION.........................................................................32
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT.............................................................................32
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................32

PART IV  ........................................................................................................33
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K................................................................................33

                                     PART I

ITEM 1.     BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and consolidated financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.


HISTORICAL BACKGROUND

         HighwayMaster Communications, Inc., a Delaware Corporation, (the "Company" or "HighwayMaster") through its wholly-owned subsidiary HighwayMaster Corporation develops and implements mobile communications solutions for long haul truck fleets, service vehicle fleets and other mobile asset fleets, including integrated voice, data and position location services. The Company provides mobile communications services through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and more than 70 cellular carriers. Through its agreements with cellular carriers, the Company is able to capitalize on the more than $50 billion which cellular carriers have invested to establish and expand cellular coverage in the United States. The Company's communications network covers 99% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. Call processing and related functions for the Company's network are provided through a network switching center (the "NSC"). The Company holds 19 United States patents that cover certain key features of its network which are used in locating and communicating with vehicles using the existing cellular infrastructure.

         The Company was organized on April 24, 1992 as By-Word Joint Venture L.P., a Delaware limited partnership with one general partner, By-Word Technologies, Inc. and one limited partner, the FBR Eighteen Corporation ("FBR"). FBR was wholly-owned by the Eighteen Wheeler Corporation ("Eighteen Wheeler"). On April 27, 1992, By-Word Joint Venture L.P. change its name to HighwayMaster L.P. (the "Limited Partnership").

         On February 4, 1994, HighwayMaster L.P. was recapitalized resulting in the creation of HM Holding Corporation with Eighteen Wheeler becoming a wholly-owned subsidiary of HM Holding Corporation. FBR and the Limited Partnership were merged with and into Eighteen Wheeler, and the name of the surviving corporation was changed to HighwayMaster Corporation. By virtue of the merger, HighwayMaster Corporation became the successor in interest to the Limited Partnership. In February 1995, HM Holding Corporation changed its name to HighwayMaster Communications, Inc.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into three major categories: truck fleet mobile communications, service vehicle management and mobile asset tracking.

TRUCK FLEET MOBILE COMMUNICATIONS

         The initial applications for the Company's wireless enhanced services network have been developed for, and are currently being marketed and sold to companies which operate in the long-haul trucking market. The Company provides long-haul trucking customers with a comprehensive package of mobile communications and management control services, thereby enabling its trucking customers to effectively monitor their operations and improve the performance of their fleets.

         These services are provided by linking customers to the Company's network through the installation of Series 5000 Mobile Units in their trucks. The Series 5000 Mobile Unit enables a truck driver to send and receive voice and data messages and utilize all of the other features and capabilities of the Company's enhanced communications network. The Series 5000 Mobile Unit also has navigational tracking capabilities which allow trucking companies to map a truck's position, typically within 100 meters, anywhere in the United States and Canada. Furthermore, the Series 5000 Mobile Unit is capable of performing a number of other functions such as calculating fuel tax mileage, estimating times of arrival, storing data and monitoring on-board electronic engine and other electronic functions. For small to mid-sized fleets, the Company also offers a dispatch software package that enables a trucking dispatcher to optimize the use of its fleet by processing data transmitted by the Series 5000 Mobile Units and performing a variety of fleet management information functions.

         Series 5000 Mobile Unit. The Series 5000 Mobile Unit includes the following: (i) a menu-driven display module which provides two large lines of scrollable text on the dashboard; (ii) a microphone which clips on the sun visor for "hands free" communication utilizing voice-recognition and voice-synthesis technologies; (iii) a modified cellular telephone handset and cradle; (iv) a cellular antenna; (v) a Global Positioning System ("GPS") navigational antenna; and (vi) a computerized system module in the vehicle which contains the positional reporting device, the cellular transceiver and the on-board computer. The system module also houses voice-activation and voice-synthesis software, data storage capability and unique technology that significantly reduces the risk of cellular roaming fraud. The module provides ports to allow for incorporation of peripheral equipment, such as a fax machine, printer and engine monitoring equipment. The Series 5000 Mobile Unit was designed to be "user-friendly," to have installation times that are shorter than competing satellite unit installations, and to limit driver training to an average of one hour. The system module is remotely programmable from the host computer by the trucking company and by the Company.

SERVICE VEHICLE MANAGEMENT

         In August 1998, the Company entered into an agreement with member companies of SBC Communications, Inc. (the "SBC Companies"), whereby the SBC Companies purchased 11,500 mobile units, customized proprietary software and accompanying services from the Company for an initial term of one year. Based on the Series 5000 platform, in addition to fleet monitoring capabilities and voice communication, the mobile units purchased by the SBC Companies feature alarm monitoring capabilities whereby the driver can summon emergency assistance if required. In the first quarter of 1999, the Company entered into a second agreement with the SBC Companies which extended the initial one year term to three years. Subsequently, the SBC Companies ordered an additional 3,140 mobile units. The Company is actively investigating the application of its service vehicle product to other prospective service fleet operators.

MOBILE ASSET TRACKING

         The Company is currently developing TrackWare(TM); a new tracking product application which will be initially marketed to current and potential truck fleet customers. The Company plans to introduce its TrackWare(TM) mobile-asset tracking product in mid-1999. The initial configuration is being designed to allow trucking companies to track their tethered or un-tethered trailers and report position data to a host on their office personal computer. Based in part on a strategic alliance with Cellemetry L.L.C. allowing the Company to utilize the Cellemetry(R) data network, the Company believes its tracking solution will be among the most efficient in delivering short data messages for a low monthly cost, and with a low initial hardware investment. TrackWare(TM) is a trademark of HighwayMaster Communications, Inc. Cellemetry(R) is a registered service mark of Cellemetry L.L.C.

DISCONTINUED PRODUCTS AND SERVICES

         During the first quarter of 1998, the Company released its Series 3000 Mobile Unit. Less expensive and with more limited functionality than the Company's Series 5000 product, the Series 3000 was primarily a voice and limited data product. It was targeted at small fleets and owner operators who did not require all the features of the Series 5000

Mobile Unit, but could benefit from the Company's wireless enhanced services network. Initial sales volumes were less than expected, and as a result, sales and marketing activities were suspended in the second quarter of 1998. After a reassessment of the market potential of this product offering, the Company discontinued the Series 3000 Mobile Unit in the third quarter of 1998.

         On August 31, 1998, the Company announced that it halted the development of AutoLink(R) and would not launch the service in late 1998 as previously anticipated. Targeted at both original equipment manufacturers ("OEM") and aftermarket segments, the AutoLink(R) product and service was designed to provide motorists with an intelligent communications link to various emergency, roadside assistance and information service providers. Factors that contributed to the decision include the fact that no orders had been obtained for sales of the AutoLink(R) product to the OEM market, resulting in an inability to achieve economies of scale in the product and infrastructure for the aftermarket. In addition, the Company's strategic partner in the venture indicated that it would not proceed with the Company. The Company performed a "soft wrap-up" of the AutoLink(R) assets and proprietary software and remains positioned to proceed with the product should the Company identify a new strategic partner and obtain firm OEM market commitments. AutoLink(R) is a registered trademark of Prince Corp.

COMPETITION

         In each of the markets currently targeted by the Company, there are a number of other companies that offer or plan to offer some form of two-way mobile communication using a variety of different technologies which compete or could eventually be used to compete with the Company. These companies primarily utilize satellite-based communications technologies, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("Enhanced SMR"), and terrestrial links for dedicated short range communications systems. See "Risk Factors -- Competition and Technological Change."

         Conventional Satellite Communications. Satellite communication is accomplished through transmission of a signal from an earth-based transmitter to a satellite, which automatically retransmits the signal to an earth-based receiver. Many communication satellites are geo-stationary and remain over a single point over the equator by orbiting the earth in the same direction and at the same speed as the rotation of the earth. Mobile equipment designed for satellite communication is equipped with highly specialized rotating antennae, which are continuously directed toward the satellite, and utilize highly complex data or voice compression systems to minimize demands on satellite capacity. This type of mobile communication equipment broadcasts over the radio frequency spectrum. Domestically, the FCC regulates and controls the number of satellite communications systems that may be placed in service.

         Satellite communication available to the transportation industry generally utilizes a single earth station to transmit and receive data via satellite to and from satellite communication units installed in trucks. Messages created by truck drivers on an onboard keyboard can be stored, compressed and transmitted in short bursts. Although voice communication is theoretically possible for mobile communication systems that utilize satellite transmissions, the current limited capacity and high cost of satellite communication have tended to limit competitive product offerings to data-only services.

         Satellite systems currently cover 100% of the continental United States, and their comprehensive coverage may be perceived by truckers and trucking companies as an advantage over the cellular system. The Company believes that any marketing or operational advantage derived from satellite coverage, as compared to the Company's system (which covers approximately 95% of the United States interstate highway system), is nullified by the fact that satellite systems require more costly equipment and do not currently offer voice communication on a cost-effective basis. Furthermore, satellite system users can experience queuing delays during peak periods between transmission and receipt of messages. In addition, because geo-stationary satellites stay over the equator, transmission and receipt of data in North America is sometimes interrupted or rendered impossible by obstacles on the southern horizon, such as nearby tall buildings or mountains. There can be no assurance that the costs of satellite systems and satellite-based voice communication services will remain higher than the cost of the Company's products and voice communication services.

         The Company's primary satellite competitor in the long-haul trucking market is Qualcomm, Inc. ("Qualcomm") which markets its products and services primarily to large fleets in the United States. Drivers access and utilize the system through an onboard keyboard and data display screen. Management believes that Qualcomm offers or plans to offer its products and services in certain international markets including Canada, Mexico and Europe. It is believed Qualcomm has about 230,000 OmniTRACS(R) systems worldwide, of which an estimated 180,000 are in service within the United States. OmniTRACS(R) is a registered trademark of Qualcomm, Inc.

         At least one other entity offers or plans to offer satellite-based data communication and tracking services to the long-haul trucking industry. American Mobile Satellite Corporation's ( "AMSC") geo-stationary satellite-based system is similar to the Qualcomm system in that the mobile communications equipment consists of a keyboard and data screen mounted in each truck. Recent enhancements allow dual SMR or satellite communication in a single unit in order to produce least-cost routing of data. The AMSC system offers both voice and data communications, and in 1998 AMSC acquired Motorola's Ardis data messaging business.

         Middle and Low Earth Orbit Satellites. In order to maintain a stationary position over the earth, communication satellites currently in use must maintain a very high orbit, which requires earth stations to generate relatively high powered transmissions for communication with the satellite. Certain entities, including Qualcomm, are participating in the development of Middle Earth Orbit ("MEO") and Low Earth Orbit ("LEO") satellite networks, which are designed to employ multiple satellites in relatively lower earth orbits, rapidly circling the earth. The lower earth orbits should facilitate both voice and data communication services and will be accessible through relatively lower powered transmitters and receivers, allowing them to be installed in portable communication equipment. In terms of product and service offerings, MEO and LEO systems can be expected to compete directly with cellular services, including the Company's products and services, and will offer coverage in remote areas and foreign countries currently unserved by cellular carriers.

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

         Enhanced Specialized Mobile Radio. Enhanced SMR operators are currently developing and implementing Enhanced SMR digital technology to offer relatively low-cost mobile telephone services, with construction expected to be completed in several years. One company, Nextel, Inc., is implementing a nationwide digital Enhanced SMR network to provide mobile telephone service and has begun providing service in dozens of major metropolitan areas. Nextel is developing its Enhanced SMR network using uniform standards and a coordinated infrastructure to provide mobile telephone services with no roaming charges anywhere in the U.S. Other local and regional Enhanced SMR operators in addition to Nextel may eventually be able to offer region-to-region calling and call delivery services which will compete with the Company's services.

         Dedicated Data Networks. Bell South Wireless Data (formerly RAM Mobile
Data), ARDIS (now owned by American Mobile Satellite), and Teletrac each own and operate dedicated wireless data networks. Bell South Wireless Data and ARDIS have built packet data networks in most metropolitan areas and a few rural areas, but Teletrac's coverage is more restricted to a limited number of markets. Most users of dedicated data networks are field service personnel, transportation, security, field sales and public sector operations.

         Telecommunications Act of 1996. The Telecommunications Act is intended to increase competition in virtually every arena of communications and eliminate many regulatory barriers to new competitors. It is unknown at this time what effect this legislation will have on the Company's ability to compete in the marketplace. See "Risk Factors -- Uncertainty of Government Regulation."

         Although there can be no assurances that competitors of the Company will not adversely impact the ability of the Company to effectively market its products and services, management believes that several significant factors differentiate the products and services provided by the Company through its wireless enhanced services network from conventional cellular service, including the following:

         Immediate Nationwide Call Delivery. In order to automatically (with no user intervention) provide immediate call delivery to cellular subscribers who travel outside of their home markets, a cellular carrier must install advanced switching equipment (IS-41 capable), establish physical connectivity and establish the appropriate roaming agreements with other cellular carriers. The Company uses a patented technology which works independently from cellular carriers' IS-41 protocol to automatically provide immediate call delivery to its customers on essentially a nationwide basis.

         Fraud Control. Conventional cellular service has historically experienced relatively high levels of fraud. Industry sources estimate that cellular fraud resulted in losses totaling approximately $150 million in 1997. The Company has been able to significantly limit fraud through the architecture of its network, which requires that all calls originated by customers be routed to the NSC and thereby reduces or eliminates cellular cloning, fraud and call blocking for its customers. Although to date, neither the Company nor the cellular carriers that have properly implemented the Company's protocols have experienced any identifiable roamer fraud in connection with the mobile communications services provided through the Company's network, there can be no assurance that the Company and its cellular carriers will not experience significant roamer fraud with the mobile communications services provided through the Company's enhanced network.

         Nationwide Network. The Company's network spans across the United States and Canada, and represents the broadest enhanced cellular coverage in the industry.

         Additional Value-Added Services. The Company offers its customers additional value-added services which are not offered by cellular carriers who are unable to supplement the capabilities of the existing cellular infrastructure with the features and capabilities of the Company's enhanced communications network. The value-added services currently offered by the Company include data transmission and fleet tracking, as well as a number of other ancillary services, such as estimating times of arrival, calculating fuel tax mileage and engine monitoring. There can be no assurance that competitors will not be able to provide value-added services which directly compete with the Company's services.

INDUSTRY SEGMENTS

         The Company considers its operations to be classified into one industry segment: Cellular and Other Wireless Communications.

EMPLOYEES

         As of December, 31, 1998, the Company employed approximately 227 employees. The Company's employees are not represented by a collective bargaining agreement.

OTHER

INFRASTRUCTURE AND OPERATIONS

Network Configuration. The diagram set forth below depicts the configuration of the Company network, as it is currently utilized to provide services for Series 5000 Mobile Units and is expected to be utilized to provide services for the TrackWare(TM) product:

         INSERT DIAGRAM

         Series 5000 Mobile Units. The processes illustrated in the diagram above are fully automated, allowing communication with vehicles from any telephone in the United States and Canada. As the vehicle enters a new cellular coverage area, the mobile unit (1) automatically sends an identifying signal to the cellular carrier (2). This cellular carrier information is sent via specialized hardware and software provided by GTE Telecommunication Services, Inc. ("GTE-TSI") (3) and occasionally EDS (4) to the Network Services Center ("NSC") (5) so the NSC will be able to direct future incoming calls for that vehicle to the appropriate cellular carrier.

         When the driver makes a phone call, the unit (1) is connected to the NSC (5) via the cellular carrier (2) and existing long distance lines (6), and the NSC switches the call to the appropriate destination, which may be the dispatcher workstation for data (7) or any other telephone for voice (8). The Company's NSC requires entry of a personal billing account or selected credit card number for the separate billing of personal calls.

         When dispatchers or outside callers desire to call a driver, their calls are switched by the NSC (5) directly over existing long distance lines and local exchange carriers (6) to the appropriate cellular carrier (2), which completes the call to the driver (1). Data messages are first stored in the NSC
(5) and then forwarded to or from the dispatcher workstation (7) and the unit
(1).

         The unit (1) automatically records a precise position report obtained from GPS satellites (9) on a configurable basis. This log of reports and any other stored data is uploaded to the NSC with every business voice or data call made to or from the unit. Additionally, the Dispatcher workstation (7) can initiate a call at any time to obtain an immediate position report from any truck.

         TrackWare(TM) Product. The TrackWare(TM) Unit (1) automatically records a precise position report obtained from GPS satellites (9) and reports the data to the NSC (5) on a scheduled basis. Additionally, the dispatcher workstation (7) can initiate a call to obtain a position report from any trailer or asset. The TrackWare(TM) product is based upon Cellemetry L.L.C.'s short data message network, allowing use of the existing cellular infrastructure in conjunction with Cellemetry's Gateway.

         Wireless Telephony. Cellular communication is the primary medium for wireless voice communication currently in use in the United States and Canada. The cellular infrastructure utilized by the Company is already in place. By contrast, the Company's satellite and Enhanced SMR competitors must expend substantial amounts of capital and several years of development time to construct networks capable of transmitting and receiving voice messages from customers nationwide.

         The Federal Communications Commission (the "FCC") has provided for a two-operator duopoly in each cellular market. Only two licenses were awarded to provide cellular service in any specific cellular metropolitan statistical area ("MSA") or rural statistical area ("RSA"). One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B- Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. HighwayMaster's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 55% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market to PCS providers. Currently, PCS is generally available only in certain metropolitan markets and surrounding areas, and these new carriers are creating increased competition for cellular operators where available. See "Risk Factors--Competition and Technological Change."

         Increased demand for wireless service is driving investment in wireless networks and improving service coverage. Cumulative capital investment within the wireless industry has reached $50 billion as of June 1998, up from approximately $6.3 billion in December 1990. The total number of cellular tower sites increased to 57,674 in June 1998, up from 10,307 in December 1992. Total wireless customers reached more than 60.8 million in June 1998.

         Management believes that due to the large number of existing cellular subscribers, consumer ownership of cellular telephones and the extensive capital investment by cellular carriers in the existing cellular infrastructure, it is unlikely that the existing cellular network will be abandoned or replaced by Enhanced SMR or other competing technologies. A number of cellular carriers are in the process of upgrading from existing analog cellular systems to enhanced systems utilizing digital technology. However, management believes that the large number of analog telephones already owned by cellular subscribers will ensure that cellular telephone operators continue to offer services to existing analog users concurrently with digital users, over an extended or indefinite phase-in period that exceeds the expected useful life of the current analog Series 5000 Mobile Units. See "Risk Factors -- Dependence on Cellular Infrastructure"

         Network Services Center. The Company's Network Service Center provides switching services among each Series 5000 Mobile Unit, HighwayMaster's nationwide enhanced services network, the dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data. Additionally, voice communications are routed from each Series 5000 Mobile Unit through HighwayMaster's nationwide enhanced services network to the NSC which automatically completes the call through the public telephone network to the end user. Voice communications from the dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Series 5000 Mobile Unit are stored in the NSC, then transmitted in cost-effective batches. Time critical information, as configured by the trucking company, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records. HighwayMaster can increase capacity of the NSC as needed to meet growing caller demands by increasing the line capacity and number of modems and controllers.

         Call Routing. Each time a Series 5000 Mobile Unit travels into a new MSA or RSA, it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to GTE-TSI or Electronic Data Systems, Inc. ("EDS"). Pursuant to contracts with the Company, GTE-TSI and EDS provide the NSC with call delivery information utilized by the NSC to deliver calls to the Series 5000 Mobile Unit as it travels through a new MSA or RSA. Subsequent telephone calls or data transmissions originating from the Series 5000 Mobile Unit are recognized by the local cellular carrier and screened to allow call routing only through the NSC, where additional security screening is conducted.

         Before a call originating from a Series 5000 Mobile Unit is received by the NSC, the Series 5000 Mobile Unit must establish an encoded electronic "handshake" with the NSC substantially eliminating roamer fraud. The substantial elimination of roamer fraud is a factor in the Company's ability to contract with local cellular carriers throughout the country.

         Navigation Technology. Global Positioning System technology ("GPS") allows users to identify the location of any truck at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS units available for civilian use are generally accurate within 100 meters. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. Management believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, raw navigational information is of little use to trucking companies unless the GPS receiver is integrated with a computer system, such as the Series 5000 Mobile Unit, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

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

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

         Local Cellular Carriers. The Company has established a network for United States-based trucking operators that offers mobile communication coverage in 99% of the available cellular service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with more than 70 cellular carriers, including all the regional Bell operating companies, GTE Wireless, Inc., and Rogers Cantel, Inc., in more than 712 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 55% of United States cellular coverage regions. Management expects its back-up coverage to continue to increase as more relationships are established. Management believes that local cellular carriers are motivated to make capacity available to the Company for various reasons, including: (i) increases in volume of air time usage; (ii) no customer service expense; (iii) the inability of customers using the Company's system to switch to another cellular carrier; (iv) no customer acquisition costs; (v) access to a national customer base not otherwise available to local cellular carriers; (vi) use of the Company's system by long-haul truckers who typically travel through less dense cellular coverage areas; (vii) use of the Company's system by truckers typically during off-peak time periods; and (viii) no expenses associated with fraudulent usage as a result of the security protection afforded by the Company's system. In most cases, current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30 day notice prior to the end of the term. The Company has recently executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts except that they provide for an initial three-year term. The Company's agreements with cellular carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's protocol. Although the Company's protocol has been effective to prevent fraud to date, there can be no assurance that this will be the case in the future. See "Risk Factors -- Dependence on Cellular Infrastructure"

         The Company's current contracts with cellular carriers permit the Company to utilize their cellular networks to provide mobile communications services to vehicles engaged in long-haul transportation and certain recreational uses so long as such vehicles travel outside of their home areas for specified periods of time. The Company has also amended the contracts with 64 carriers to utilize their cellular systems to provide emergency and roadside assistance service to motorists in their home markets. There can be no assurance that the Company will be able to obtain the additional amendments covering all MSAs and RSAs in which it currently provides mobile communications services to long-haul transportation vehicles.

         GTE-TSI and EDS. GTE-TSI and EDS provide clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on January 15, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. A dispute has arisen relating to the interpretation of certain intellectual property provisions contained in the TSI Service Agreement and the inventorship of certain patents of the Company. The Company and TSI are currently engaged in good faith settlement discussions involving the execution of a new TSI Service Agreement which contains language more clearly defining the intellectual property rights of the parties and resolving the inventorship issues relating to at least one of the Company's patents. TSI and the Company have reached a preliminary understanding regarding the resolution of these issues and are working together to draft final agreements. Although there can be no assurance that the dispute will be resolved promptly or favorably to the Company, management believes that the Company is close to reaching final resolution of this dispute.

         The agreement between the Company and EDS involves the provision by EDS of certain clearinghouse functions in connection with EDS' cellular carrier customers. Fewer data processing functions are conducted by EDS due to the Company's consolidation of certain common data processing functions with GTE-TSI. The agreement with EDS expires on October 24, 1999 and is renewable for subsequent one-year terms through 2003, unless 60 days notice is provided prior to the termination date of the agreement. See "Risk Factors -- Dependence on Clearinghouse Services."

         IEX Corp. IEX designed, tested, constructed and currently serves as facility manager for the NSC. The NSC constitutes a critical link in providing certain enhanced call processing, data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. IEX also provides maintenance and support services for the NSC pursuant to an agreement which is renewable on an annual basis. The Company is currently negotiating a new software maintenance and support agreement with IEX.

         IEX and the Company have reached mutual agreement to relocate the NSC from the IEX facility to the Company's corporate headquarters in Richardson, Texas. The relocation of the NSC to the Company's headquarters will allow the Company to maintain greater control over the operation and expansion of the NSC. In connection with the relocation, the Company hired the former IEX switch technicians whose primary responsibility at IEX was maintaining the NSC. See "Risk Factors -- Relocation and Company Operation of NSC."

         GTE Wireless. GTE Wireless provides a significant amount of cellular coverage for the Company's network and pays all cellular carriers on behalf of the Company, billing the Company on a monthly basis. The term of the current agreement with GTE Wireless expired on March 20, 1999 and GTE Wireless has informed the Company that it does not intend to renew its service agreement with the Company. According to the service agreement, GTE Wireless is obligated to continue to provide services for at least a nine month transition period to allow the Company to transition to a new service provider. The Company has executed an Administrative Carrier Agreement with Southwestern Bell Mobile Systems, Inc. ("SBMS") whereby SBMS will replace GTE Wireless in providing the services. The Company is currently negotiating a Transition Agreement with GTE Wireless to effectuate a smooth transition to SBMS.

         Key Suppliers. The Company does not have the ability to manufacture or assemble its products. To the extent that the Company is dependent on a single supplier to manufacture and assemble the Series 5000 Mobile Units and the TrackWare(TM) Units, the possibility exists that problems experienced by the suppliers could adversely affect the Company. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Series 5000 Mobile Units. The Company has an agreement with Wireless Link, Inc. for the manufacture of the TrackWare(TM) Units. The Company plans to continue to order Series 5000 Mobile Units from K-Tec and TrackWare(TM) Units from Wireless Link. Additionally, the Company subcontracts for the manufacture of various components for the Series 5000 Mobile Units from various suppliers. All transceivers for the Series 5000 Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 19 domestic patents and has applied for additional domestic and foreign patents. In general, the Company's existing patents relate to certain features and capabilities of the HighwayMaster mobile units used in locating and communicating with vehicles through the cellular infrastructure. The Company's software is also protected under state trade secret law and federal copyright law. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

REGULATION

         The Company's products and services are subject to various regulations promulgated by the Federal Communications Commission ("FCC") which apply to the wireless communications industry generally. The Company's Series 5000 Mobile Units and its TrackWare(TM) Units must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of the Series 5000 Mobile Units and the TrackWare(TM) Units to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

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

         The FCC also regulates telecommunications service providers or common carriers requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most state regulatory commissions regulate rate and entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. Basically, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Generally, services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components such as cellular or long distance services. The Company believes that the services it provides to its customers in connection with the Series 5000 and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users which management believes also exempts the Company from FCC and state regulation.

         The wireless telecommunications industry currently is experiencing significant regulatory changes which may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as Commercial Mobile Radio Services ("CMRS"). If the Company's services are classified as CMRS, the Company would subject to FCC regulation as telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. Recent FCC decisions have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the federal universal service fund contribution tax. At this time, revenues generated from the Company's services which meet the definition of Enhanced Services are not subject to FCC mandated universal service fund contribution. However, based on a conservative interpretation, the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statues in exempting revenues generated by Enhanced Services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms. See "Risk Factors -- Uncertainty of Government Regulations"

         Long-distance providers face regulatory schemes similar to cellular carriers, with greater state involvement in requiring posting of bonds as security against customer deposits and in other matters. The Company believes current long-distance regulations apply to those companies providing long-distance services directly to its customers, without long-distance regulatory involvement by the Company.

RISK FACTORS

Forward Looking Statements

         This Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's beliefs, as well as assumptions made by and information currently available to management. When used in this Form 10-K, the words "anticipate," "believe," "estimate" or "expect" and similar expressions are intended to identify forward-looking statements. Any statement that an event will happen in the future is a forward-looking statement, and should not be interpreted as a promise that the event will occur. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

Operating History; Significant Losses

         The Company commenced its operations in April 1992. The Company began offering its long-haul trucking application on a commercial basis in September 1993. Since its inception, the Company has experienced significant operating losses and as a result it has a substantial accumulated deficit. The Company must significantly increase its product sales and service revenues while decreasing its operating expenses to achieve profitability. The Company expects to continue to incur losses and negative cash flow from operations in the future. There can be no assurance that the Company's future operations will generate operating or net income or positive cash flow from operations. If the Company does not achieve significant operating and net income and positive cash flow, it will not have the funds required to pay the principal amount of the 13 3/4% Senior Notes ("Senior Notes") at maturity in 2005 or to make interest payments on the Senior Notes beyond September 15, 2000, until such date the payment of interest is provided for through a portfolio of U.S. Government securities held in escrow. If the Company is unable to service the Senior Notes using earnings or cash flow from operations, it will have to identify alternate means of repayment that could include restructuring or refinancing its indebtedness or seeking additional sources of debt or equity financing. There can be no assurance either that the indenture for the Senior Notes (the "Indenture") would permit the Company to pursue alternative means of repayment or that the Company would be able to effect such a restructuring or refinancing or obtain such additional financing if permitted to do so. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early stages of the development and marketing of telecommunications products and services, as well as the competitive environment in which the Company operates and the other risks and uncertainties discussed in this Form 10-K. See " Item 6 Selected Financial Data," and " Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limitations Due to Debt

         The Indenture imposes significant operating and financial limitations on the Company. Such limitations will affect, and in many respects significantly restrict or prohibit, among other things, the ability of the Company to pay dividends, make investments and incur additional indebtedness. These restrictions, in combination with the Company's substantial leverage, could limit the ability of the Company to effect future financings or otherwise restrict the nature and scope of its activities. The degree to which the Company is leveraged could have important consequences to Company's stockholders and to the holders of the Senior Notes, including: (i) the impairment of the Company's ability to obtain additional financing in the future; (ii) the reduction of funds available to the Company for its operations or for capital expenditures as a result of the dedication of a substantial portion of the Company's net cash flow from operations to the payment of principal of and interest on the Senior Notes; (iii) the possibility of an event of default under covenants contained in the Indenture, which could have a material adverse effect on the business, financial condition and results of operations of the Company; (iv) the placement of the Company at a relative competitive disadvantage as compared to competitors who are not as highly leveraged as the Company; and (v) vulnerability in the event of a downturn in general economic conditions or its business because of the Company's reduced financial flexibility. In addition, to the extent that the Company enters into a bank credit agreement in the future as permitted by and defined in the Indenture, such agreement is likely to impose additional operating and financial restrictions on the Company, which may be more restrictive than those provided for in the Indenture. See "Selected Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business --- Recent Financing Transactions."

No Remote Disaster Recovery System

         Currently, the Company's disaster recovery systems focus on internal redundancy and diverse routing around and within the NSC operated for the Company. The Company does not currently have access to a remote back-up complex that would enable it to continue to provide mobile communications services to customers in the event of a natural disaster or other occurrence that rendered the NSC unavailable. Accordingly, the Company's business is subject to the risk that such a disaster or other occurrence could hinder or prevent the Company from continuing to provide services to some or all of its customers. See
"Other -- Infrastructure and Operations."

Relocation and Company Operation of NSC

         As noted above, the Company is relocating the NSC from the IEX facilities to its new corporate headquarters in Richardson, Texas. There can be no assurance that the Company's network will not suffer service interruption during this physical relocation. As stated above, the Company will operate and maintain the NSC subsequent to the relocation. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. Although the Company has successfully hired the former IEX switch technicians, the Company has limited abilities to provide software maintenance and support for the NSC. The Company is currently negotiating a service and support agreement with IEX to provide this software support and maintenance for the NSC. Any significant performance or other operational problems affecting the NSC could have a material adverse effect on the Company's business, financial condition and results of operations. See "Other -- Infrastructure and Operations."

AT&T Litigation

         On February 16, 1996, the Company filed a lawsuit against AT&T, which operated an enhanced switching complex for the Company (the "AT&T Complex") until December, 1997, in the U.S. District Court, Northern District of Texas, Dallas Division. The Company sought preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology.

         In September 1996, the Company amended its pleadings and filed additional claims against AT&T related to additional breaches of contract and various tortious activities. The Company sought a declaration that the patents issued to AT&T using the Company's proprietary information were invalid or, alternatively, should be transferred from AT&T to the Company, and that certain actual or threatened AT&T conduct infringed the Company's patents. The Company also brought claims against AT&T pursuant to the Texas Deceptive Trade Practices Act ("DTPA") and sought actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added another defendant, Lucent Technologies, Inc. ("Lucent"), to which AT&T transferred certain of the patents at issue in the lawsuit.

         In July and October 1996, AT&T filed counterclaims essentially mirroring the Company's claims. AT&T sought an injunction preventing the Company from using or disclosing AT&T's alleged trade secrets, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent.
The Court ruled in December 1997 on the motions by granting the dismissal of one non-essential tort claim against AT&T and the dismissal of the patent invalidity charges with respect to Lucent only on the grounds that Lucent has expressed no intent to enforce any of its patents against the Company.

         On February 25, 1999, the Company and AT&T engaged in a mediation in an effort to resolve all claims between the parties asserted in the litigation. The Company and AT&T resolved all disputes relating to the litigation in this mediation. The Company and AT&T have executed a binding memorandum of settlement which will be finalized in a formal Joint Compromise, Release and Settlement Agreement. Additionally, on March 25, 1999, the Company and Lucent resolved all disputes related to the litigation in a mediation. The Company and Lucent executed a binding memorandum of settlement. The terms of the settlements with AT&T and Lucent will not adversely impact the Company's results of operations or financial position.

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

         On February 23, 1999, Aeris Communications, Inc. filed an Original Complaint against the Company in the United States District Court for the Northern District of California alleging that the certain of the Company's products may infringe Aeris' United States Patent No. 5,594,740. Aeris has not served the lawsuit pursuant to a standstill agreement reached between the parties. The parties are currently in negotiations in an effort to resolve the disputes. However, there can be no assurance that the Company will be able to resolve these disputes. If it were determined that any of the Company's products infringed a valid patent held by Aeris, the Company may be required to cease marketing of such products, to obtain licenses (which might require the payment of past and future royalties) from Aeris or to redesign such products to avoid infringement. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on the Company and its business, financial condition and results of operations. See "Item 3 -- Legal Proceedings."

Products in Development

         The TrackWare(TM) product and service described in this Form 10-K requires significant development efforts before commercial release. Although the Company has executed agreements with Cellemetry, L.L.C. to utilize its Cellemetry(R) network for the Company's TrackWare(TM) product and service, various hardware, software and network solutions must be developed for the TrackWare(TM) product and service to be successful. Furthermore, the current Cellemetry(R) network must be expanded to include more cellular carriers in order to provide nationwide coverage similar to the Company's current service offerings. There can be no assurance that these steps will be accomplished as currently expected, or at all. See "Business -- Products and Services -- TrackWare(TM)."

Dependence on SBC Regional Service Vehicle Contract

         In August 1998, the Company entered into an agreement with the SBC Companies whereby the SBC Companies purchased 11,500 mobile units, customized proprietary software and accompanying services from the Company for an initial term of one year. In the first quarter of 1999, the Company entered into a second agreement with the SBC Companies which extended the initial one year term to three years. Subsequently, the SBC Companies ordered an additional 3,140 mobile units. In total, this agreement represents the largest purchase and service contract in the history of the Company.

         The agreement requires the Company to perform certain product modifications and software development for SBC in substantial conformance with the technical specifications of the contract. The terms of the agreement provide that SBC may receive up to a 100% refund of amounts paid to the Company if the Company is unable to deliver mobile units and services which substantially comply with the technical specifications of the agreement. There are no assurances that the Company will be able to satisfy the technical specifications of the agreement. The failure of the Company to timely satisfy the functional requirements could have a material adverse effect on its business, financial condition and results of operations.

Dependence on Cellular Infrastructure

         The Company utilizes the existing cellular telephone infrastructure, with certain enhancements, as the wireless segment of the HighwayMaster network. In most cases, current terms of contracts between the Company and each of its cellular carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30 days notice prior to the end of the term. The Company has recently executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts, except that they provide for an initial three-year term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual cellular carriers. If the Company is unable to renew or replace its contracts with cellular carriers at competitive rates, the Company may be forced to absorb the costs of increased cellular air time rates, or increase rates to customers where allowed by individual contracts. In general, a failure on the part of the Company to renew or replace its contracts with cellular carriers on favorable terms could have a material adverse effect on its business, financial condition and results of operations.

         The HighwayMaster network relies on the continued technical compatibility among its cellular service providers. Currently, cellular carriers primarily utilize analog technology, with digital technology offered in addition to analog in some service areas. If in the future cellular carriers discontinue all service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into its products. Although cellular providers have historically cooperated to maintain technical compatibility between markets over time, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing nationwide coverage. See "Other -- Infrastructure and Operations."

Dependence on Clearinghouse Services

         GTE-TSI performs certain "clearinghouse" functions for the Company, which include, among other things, validation and verification of roaming numbers and provision of certain call delivery information pursuant to a service agreement dated January 15, 1999 with an initial term of three years. The Company is guaranteed the right to renew the TSI Service Agreement for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. A dispute has arisen relating to the interpretation of certain intellectual property provisions contained in the TSI Service Agreement and the inventorship of certain patents of the Company. The Company and TSI are currently engaged in good faith settlement discussions involving the execution of a new TSI Service Agreement which contains language more clearly defining the intellectual property rights of the parties and resolving the inventorship issues relating to at least one of the Company's patents. GTE-TSI and the Company have reached a preliminary understanding regarding the resolution of these issues and are working together to draft final agreements. Although there can be no assurance that the dispute will be resolved promptly or favorably to the Company, management believes that the Company is close to reaching final resolution of this dispute.

         EDS also performs certain "clearinghouse" functions for the Company which include, among other things, the validation of roaming numbers and routing of call delivery information. The agreement with EDS expires on October 24, 1999 with successive automatic one-year renewal terms thereafter, unless terminated at the option of either party upon 60 days notice prior to any expiration date. There can be no assurance that the EDS agreement will be renewed upon expiration.

         If the Company is unable to renew its agreement with GTE-TSI or, to a lesser extent, EDS, the Company may be required to make substantial and costly design changes to the HighwayMaster network in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI and EDS as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the HighwayMaster system could be maintained if such a redesign were necessary.

         A separate subsidiary of GTE, GTE Wireless, Inc. ("GTE Wireless") provides certain other services to the Company, principally the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearing house process, under a contract which expired on March 20, 1999. As stated above, GTE Wireless has informed the Company that it does not intend to renew its service agreement with the Company. The Company has executed an Administrative Carrier Agreement with SBMS whereby SBMS will replace GTE

Wireless in providing the services. The Company is currently negotiating a Transition Agreement with GTE Wireless to effectuate a smooth transition to SBMS. The failure of the Company to enter into a Transition Agreement with GTE Wireless may have a material adverse effect on the Company's business, financial condition or results of operations. See "Other -- Infrastructure and Operations."

Costs Related to Billing Discrepancies

         The Company's ability to operate its business on a profitable basis will depend in part upon whether it is able to monitor and control effectively the direct costs of providing services to its customers, including cellular air time charges. The Company periodically analyzes the charges billed to the Company by GTE Wireless on behalf of cellular carriers in order to obtain the appropriate amount of credit for any invalid air time usage charges billed to the Company. Furthermore, the Company incurs certain valid airtime usage charges that are not billable to customers under current billing practices. On at least one past occasion, the Company has recorded an adjustment to increase cellular airtime cost, a component of cost of service revenue, based on new billing data received. There can be no assurance that the Company will not incur significant costs in the future in connection with billing discrepancies, or that the costs will not have an adverse impact on the Company's ability to achieve and maintain satisfactory profit margins. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

No Long-Term Product Supply Arrangements

         The Company does not have the ability to manufacture or assemble its products. To the extent that the Company is dependent on a single supplier to manufacture and assemble the Series 5000 Mobile Units and the TrackWare(TM) Units, the possibility exists that problems experienced by the suppliers could adversely affect the Company. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Series 5000 Mobile Units. The Company has an agreement with Wireless Link, Inc. for the manufacture of the TrackWare(TM) Units. The Company plans to continue to order Series 5000 Mobile Units from K-Tec and TrackWare(TM) Units from Wireless Link. Additionally, the Company subcontracts for the manufacture of various components for the Series 5000 Mobile Units from various suppliers. All transceivers for the Series 5000 Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. In general, the failure to maintain or establish satisfactory arrangements for the production and assembly of Series 5000 Mobile Units or the TrackWare(TM) Units could have a material adverse effect on the Company's business, financial condition and results of operations.

Control of the Company

         The Company, Southwestern Bell Wireless, Inc.("SBW"), the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and certain other persons are parties to an Amended and Restated Stockholders' Agreement, dated as of September 27, 1996 (the "Amended Stockholders' Agreement") which amends and restates in its entirety the Stockholders' Agreement dated February 4, 1994. The parties to the Amended Stockholders' Agreement beneficially own an aggregate of 17,417,411 shares of Common Stock, representing approximately 70.0% of the shares outstanding as of December 31, 1998.

         The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of: (i) two directors designated by the Erin Mills Stockholders; (ii) one director designated by the Carlyle Stockholders; (iii) two directors designated by the By-Word Stockholders; and (iv) two independent directors. Each of the parties has designated the number of directors specified in the Amended Stockholders' Agreement, except that the Carlyle Stockholders have declined to exercise their right to designate a director. Prior to the receipt of regulatory relief ("Regulatory Relief") permitting SBW to provide landline, interLATA long-distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act (as defined herein), SBW will not be entitled to designate a director, but will have the right to designate a non-voting delegate who will attend all meetings of the Board of Directors and receive all materials distributed to directors of the Company. Upon the conversion of Series D Preferred Stock (as defined herein) into Class B Common Stock (as defined herein), which will occur upon receipt of Regulatory Relief, SBW will be entitled to designate one member of the Board of Directors of the Company. In addition, if SBW and its affiliates beneficially own 20% or more of the outstanding common stock on a fully diluted basis (including shares issuable upon conversion or exercise of outstanding options, warrants or rights, but excluding shares issuable upon the conversion or exercise of the certain warrants issued to SBW or of options, warrants or rights issued by any person other than the Company), SBW will under certain circumstances be entitled to designate a second member of the Board of Directors.

         As a result of the provisions of the Amended Stockholders' Agreement and the number of shares of common stock owned by the stockholders who are parties thereto, these stockholders, if they choose to act together, have the ability to control the management and policies of the Company.

Repurchase of Senior Notes Upon Change of Control

         Under the terms of the Senior Notes, upon the occurrence of a change of control, the Company will be required to offer to repurchase all of the outstanding Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the repurchase date. There can be no assurance that the Company would have sufficient resources to repurchase the Senior Notes upon the occurrence of a change of control. The failure to repurchase all of the Senior Notes tendered to the Company would constitute an event of default under the Indenture. Furthermore, the repurchase of the Senior Notes by the Company upon a change of control might result in a default on the part of the Company in respect of other future indebtedness of the Company, as a result of the financial effect of such repurchase on the Company or otherwise. The change of control repurchase feature of the Senior Notes may have anti-takeover effects and may delay, defer or prevent a merger, tender offer or other takeover attempt.

Competition and Technological Change

         The Company faces competition from numerous other suppliers of mobile communications services. Currently, the Company's primary competitors in the long-haul trucking market offer data-only, two-way communications via satellite. Other companies that compete or are planning to compete with the Company in its target markets also offer or plan to offer satellite-based voice and data communication systems. The primary advantage of satellite-based communication over the Company's cellular-based system is that satellite coverage is available in certain remote areas and foreign countries that have not developed cellular networks, enabling data transmissions in areas not served by cellular systems. In addition, satellite-based communication systems generally utilize a less complicated infrastructure than the Company's network and may be able to make updates and changes to their system more quickly than the Company.

         Certain technological advances and future product offerings could substantially change the nature of the Company's competition. For example, geo-stationary orbit, MEO and LEO satellite systems are expected to offer voice and data communications that could compete directly with existing cellular-based services, including the HighwayMaster system. One of the Company's current competitors, AMSC, launched a geo-stationary satellite in 1995 and offers both data and voice communications. In addition, networks of MEO and LEO satellites are in the early implementation stage, funded by consortiums of companies that intend to provide worldwide voice communication capability. The addition of voice capability to satellite systems may reduce the Company's competitive advantage over certain of its competitors, and it is possible that satellite owners may, at least on a temporary basis, offer rates at or below the Company's rates.

         Certain conventional mobile radio and Enhanced SMR providers offer digital services that are competitive with current cellular services, including the HighwayMaster system. If Enhanced SMR providers expand coverage and establish a significant degree of uniformity, through use of proprietary digital technology or otherwise, Enhanced SMR providers could eventually develop an integrated network to allow nationwide roaming. Enhanced SMR operators also offer dispatching services, data transmission and other services through their expanding networks that could compete with the Company's services. One telecommunications company already has implemented a system of nationwide roaming limited to densely populated urban areas where it has built out its network. Several other cellular and PCS carriers are currently in various stages of implementing similar systems.

         The cellular industry has developed a uniform standard for incoming call delivery at a reduced cost. This inexpensive autonomous-registration incoming call delivery system for cellular roamers reduces the competitive advantages of the Company's system. Moreover, if cellular carriers were to develop additional standard protocol and hardware for inexpensive data transmission and fraud control or if the cost of roaming services were to decline further, other competitive advantages of the Company's system would be significantly reduced or lost.

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

         Certain of the Company's competitors, including Qualcomm have significantly greater name recognition, financial and other resources than the Company. Among other things, it appears that certain of these resources have been or are being used by Qualcomm and other competitors of the Company to subsidize initial hardware purchases and provide extended periods of free services in an attempt to achieve rapid penetration of certain of the Company's target markets. See "Business -- Competition."

         The failure of the Company to develop and market products and services that meet changing customer needs and which anticipate or respond to technological changes on a timely and cost-effective basis could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulation

         The Company believes that the nature of its services does not require the Company to be classified as a common carrier for either wireless or long-distance regulatory purposes. This conclusion is based on several alternative regulatory interpretations. Specifically, the FCC regulates telecommunications service providers or common carriers requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most state regulatory commissions regulate rate and entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. Basically, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Generally, services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components such as cellular or long distance services. The Company believes that the services it provides to its customers in connection with the Series 5000 and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users which also exempts the Company from FCC and state regulation. The Company relies on its long-distance providers and cellular providers to comply with any regulatory requirements. The reclassification of the Company's services as telecommunications services could have a material adverse effect on the Company's business, financial condition and results of operations.

         The wireless telecommunications industry currently is experiencing significant regulatory changes which may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as CMRS. If the Company's services are classified as CMRS, the Company would subject to FCC regulation as telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. Recent FCC decisions have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the federal universal service fund contribution tax. At this time, revenues generated from the Company's services which meet the definition of enhanced services are not subject to FCC mandated universal service fund contribution. However, based on a conservative interpretation the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statues in exempting revenues generated by enhanced services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms.

         Long-distance providers face regulatory schemes similar to cellular carriers, with greater state involvement in requiring posting of bonds as security against customer deposits and in other matters. The Company believes current long-distance regulations apply to the companies providing long-distance services directly to Company customers, without long-distance regulatory involvement by the Company. The reclassification of the Company's services as long distance services could have a material adverse effect on the Company's business, financial condition and results of operations.

         In February 1996, the Telecommunications Act of 1996 was signed into law. This is the most comprehensive set of telecommunications laws to be enacted since the original Communications Act of 1934 was passed. The Telecommunications Act encourages competition in virtually every arena of communications and eliminates many regulatory barriers to new competitors by, in some instances, preempting state and local restrictions. The Telecommunications Act requires the FCC to extensively revise many of the rules and regulations under which the telecommunications industry has been operating. To that end, the FCC has completed approximately 80 different proceedings in connection with the Telecommunications Act. At this time, it is unclear how the Telecommunications Act will affect the activities of the Company, its strategic business relationships with other communications companies, or its customers. There can be no assurance that the relaxing of barriers to competition in the industry will not hinder the Company's growth and viability in the marketplace.

Dependence on Key Personnel

         The Company is dependent on the efforts of Jana Bell, President and Chief Executive Officer, Bill McCausland, Senior Vice President Operations, Michael Smith, Executive Vice President and Chief Financial Officer, Todd Felker, Senior Vice President Sales & Marketing and a group of employees with technical knowledge regarding the Company's systems. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company has employment agreements with Ms. Bell, and Messrs. McCausland, Smith and Felker. Ms. Bell, and Messrs. McCausland, Smith and Felker may each terminate their employment agreements upon 90 days written notice. The Company does not maintain key man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

Year 2000 Software Risk

         The Company has established a Year 2000 project team, which includes employees with various functional responsibilities and outside consultants. The project team has identified five phases in becoming Year 2000 compliant: (i) awareness, locating, listing and prioritizing specific technology that is potentially subject to Year 2000 challenges; (ii) assessment and determining the element of risk that exists through inquiry, research and testing; (iii) resolving Year 2000 related issues that were identified in previous phases by repair in a testing environment; (iv) validation testing, monitoring, obtaining certification and verifying the correct manipulation of dates and date related data, including systems of material third parties; and (v) implementation, installation, integration, and application of Year 2000 ready resolutions by replacement, upgrade or repair of technology systems, including those of material third parties.

         The Company is performing its Year 2000 analysis on all systems located at the Company as well as some located at customer sites. In addition to internally controlled operating systems, the Company relies on third parties for services and/or goods that may be affected by Year 2000 challenges. The Company is in the process of obtaining assurances from third parties that their systems are or will be Year 2000 compliant in a timely manner.

         While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions in a timely manner, there can be no certainty that implementation of solutions will be made in a timely manner until the validation phase is completed. The inability to address all issues in a timely and successful manner could have an adverse effect on the Company's business and results of operations. The failure of third parties to provide Year 2000 compliant products and/or services could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, inability to deliver or receive calls and/or data, failure to accurately report and bill existing customers, accept new orders and the inability to perform other customer care tasks.

         Management believes the cost of becoming Year 2000 compliant will be approximately $650,000 during 1999. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals or objectives relating to its operations as a result of Year 2000 compliance efforts.

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

Customer Concentration

         AmeriTruck Distribution Corporation, Burlington Motor Carriers, Contract Freighters, Inc., the SBC Companies and Wal-Mart Stores East, Inc. collectively accounted for approximately 40% of the Company's installed base of mobile units as of December 31, 1998. The loss of any of these customers, or any event, occurrence or development which adversely affects the relationship between the Company and any of these customers, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Product Liability

         Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes the Series 5000 Mobile Unit offers safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as the Company expands its business to include the provision of alarm monitoring services in connection with the SBC regional service vehicles contract, the Company is exposed to an increased risk of litigation regarding various safety, performance and other matters. Product liability claims which exceed policy limits applicable to the Company's liability insurance or which are excluded from the policy coverage could have a material adverse effect on the business or financial condition of the Company.

Common Stock Available for Purchase by SBW

         Pursuant to a Purchase Agreement dated September 27, 1996 (the "Purchase Agreement"), and certain agreements and instruments related thereto, the Company issued to SBW (i) 1,000 shares of Series D Preferred Stock and (ii) the Warrants. The shares of Series D Preferred Stock issued to SBC are initially convertible into an aggregate of 1,600,000 shares of Common Stock at the option of SBW. The Warrants generally entitle SBW to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. If all of the shares of Series D Preferred Stock were converted into Common Stock and all the Warrants were exercised by SBW, SBW would hold approximately 21.0% of the outstanding shares of Common Stock (based on the total number of shares of Common Stock outstanding as of December 31, 1998).

Certain Rights of SBW

         The Purchase Agreement and certain of the other agreements and instruments related thereto afford various rights to SBW that are not available to the other stockholders of the Company. For example, the Company has granted to SBW, as the holder of Series D Preferred Stock, the right to approve certain actions on the part of the Company, including (i) mergers or consolidations involving the Company that require stockholder approval under the General Corporation Law of the State of Delaware (the "DGCL"); (ii) sales of all or substantially all of the assets of the Company that require stockholder approval under the DGCL; (iii) amendments to the Company's Certificate of Incorporation; (iv) the dissolution of the Company; (v) the adoption, implementation or acceptance by the Company of certain anti-takeover provisions; (vi) the issuance by the Company of equity securities, including securities convertible into equity securities (subject to specified exceptions) and the incurrence by the Company of debt obligations in an amount exceeding $5.0 million in any year; (vii) the Company entering into any line of business other than its existing line of business or entering into joint ventures, partnerships or similar arrangements which would require expenditures of more than $3.0 million; (viii) the disposition by the Company in any 12-month period of assets (other than assets sold in the ordinary course of business) of which the fair market value exceeds $3.0 million; and (ix) any amendment, alteration or repeal of the terms of the Series D Preferred Stock.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

Shares Eligible for Future Sale

         The Company had 24,898,986 shares of Common Stock outstanding as of December 31, 1998. Approximately 11,641,449 shares of Common Stock are freely tradable without restrictions or further registration under the Securities

Act. The remaining shares are deemed "restricted securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995 and pursuant to the Recapitalization Agreement entered into at the time of the SBC transaction. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Exchange Act.

         The Amended Stockholder's Agreement provides for certain demand, piggyback or other registration rights to the stockholders who are parties to it. In particular, the agreement provides that, with respect to an aggregate of 1,818,018 shares of Common Stock issued to the Erin Mills Stockholders and certain of the Carlyle Stockholders in connection with the Recapitalization Transactions, the Company would register one-half each of such shares under the Securities Act, for sale during the three-month periods beginning March 31, 1997 and September 27, 1997. The Erin Mills Stockholders have waived the right to cause the Company to register such shares, although they have reserved the right to revoke such waiver at any time. The Carlyle Stockholders executed a waiver similar to the Erin Mills Stockholders' waiver; however, they then exercised their piggyback rights in connection with the registration of warrants and warrant shares that were issued in connection with the 1997 sale of Senior Notes. The Carlyle Shareholders are offering all 2,723,468 shares beneficially owned by them to the public under the warrant registration statement filed on September 18, 1998. During 1998 none of the Carlyle Stockholders' Company Common Stock was purchased pursuant to the offering. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

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

ITEM 2.     PROPERTIES

REAL PROPERTY AND LEASES

         The Company does not own any real property. The Company leases approximately 73,400 square feet of office space for its corporate headquarters in Richardson, Texas, of which approximately 18,600 square feet is sub-leased to another company. In addition, the Company leases approximately 15,000 square feet of warehouse and office space in Dallas, Texas.

ITEM 3.     LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         AT&T Litigation. On February 16, 1996, the Company filed a lawsuit against AT&T, which operated an enhanced switching complex for the Company (the "AT&T Complex") until December, 1997, in the U.S. District Court, Northern District of Texas, Dallas Division. The Company sought preliminary and permanent injunctive relief restraining AT&T from using and disclosing the Company's trade secrets and proprietary information relating to its mobile communications technology.

         In September 1996, the Company amended its pleadings and filed additional claims related to breach of contract and various tortious activities. The Company sought a declaration that the patents issued to AT&T using the Company's proprietary information were invalid or, alternatively, should be transferred from AT&T to the Company, and that certain actual or threatened AT&T conduct infringed the Company's patents. The Company also brought claims against AT&T pursuant to the Texas Deceptive Trade Practices Act ("DTPA") and sought actual, punitive and treble damages and attorneys' fees in connection with its claims. Additionally, the Company's amended complaint added another defendant, Lucent Technologies, Inc. ("Lucent"), to which AT&T transferred certain of the patents at issue in the lawsuit.

         In July and October 1996, AT&T filed counterclaims essentially mirroring the Company's claims. AT&T sought an injunction preventing the Company from using or disclosing AT&T's alleged trade secrets, a declaratory judgment defining the parties' intellectual property rights, actual and punitive damages and attorneys' fees in connection with its counterclaims. In November 1996, AT&T filed a partial motion to dismiss the Company's DTPA claims, various tort claims and the patent invalidity charges. Additionally, in November 1996, Lucent filed a motion to dismiss all of the Company's claims against Lucent. The Court ruled in December 1997 on the motions by granting the dismissal of one non-essential tort claim against AT&T and the dismissal of the patent invalidity charges with respect to Lucent only on the grounds that Lucent has expressed no intent to enforce any of its patents against the Company.

         On February 25, 1999, the Company and AT&T engaged in a mediation in an effort to resolve all claims between the parties asserted in the litigation. The Company and AT&T resolved all disputes relating to the litigation in this mediation. The Company and AT&T have executed a binding memorandum of settlement which will be finalized in a formal Joint Compromise, Release and Settlement Agreement. Additionally, on March 25, 1999, the Company and Lucent resolved all disputes related to the litigation in a mediation. The Company and Lucent executed a binding memorandum of settlement. The terms of the settlement with AT&T and Lucent will not adversely impact the Company's results of operations or financial position.

         Aeris. On February 23, 1999, Aeris Communications, Inc. filed an Original Complaint against the Company in the United States District Court for the Northern District of California alleging that the certain of the Company's products may infringe Aeris' United States Patent No. 5,594,740. Aeris has not served the lawsuit pursuant to a standstill agreement reached between the parties. The parties are currently in negotiations in an effort to resolve the disputes. However, there can be no assurance that the Company will be able to resolve these disputes. If it were determined that any of the Company's products infringed a valid patent held by Aeris, the Company may be required to cease marketing of such products, to obtain licenses (which might require the payment of past and future royalties) from Aeris or to redesign such products to avoid infringement. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on the Company and its business, financial condition and results of operations. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM". The following table sets forth the range of high and low trading prices on Nasdaq NMS for the Common Stock for the periods indicated, as reported by Nasdaq NMS. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


                                                       BID PRICES
                                                  HIGH             LOW
                                                 -------        --------
1997
First Quarter................................... $21 1/8        $11  3/8
Second Quarter.................................. $17 1/4        $ 9  3/4
Third Quarter................................... $16            $ 7  1/2
Fourth Quarter.................................. $9  7/8        $ 5

1998
First Quarter                                    $8             $ 5  3/8
Second Quarter                                   $6  1/2        $ 2 5/16
Third Quarter                                    $4  1/2        $    7/8
Fourth Quarter.................................. $2  1/8        $  53/64

         The Company had approximately 2,100 holders of common stock as of March 22, 1999. The last sales price for the Company's Common Stock as reported on March 22, 1999 was $1.875. The Company did not pay dividends on its Common Stock for the year ended December 31, 1998 and has no plans to do so in the foreseeable future.

         On June 24, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that it was not in compliance with the minimum bid price requirement of $5.00 per share for listing on the Nasdaq NMS and that the Company's securities would be delisted on September 28, 1998 unless it achieved compliance by September 24, 1998. Additionally, on November 6, 1998, the Company received notification from Nasdaq that it was not in compliance with Nasdaq NMS' minimum market value of public float of $15 million and that the Company's securities would be delisted on February 4, 1999 unless it achieved compliance with this requirement by February 3, 1999. Delisting was stayed pending a hearing before a Nasdaq Listing Qualifications Hearing Panel ("Nasdaq Panel") held on November 19, 1998. At the hearing, the Company presented an overview of its restructuring activities and results to date as well as a compliance plan for correcting the bid price and public float market value deficiencies. The Company requested continued inclusion via an exception to the bid price through May 31, 1999. The Nasdaq Panel notified the Company on January 28, 1999 that the Company's common stock listing would be moved from Nasdaq NMS to Nasdaq SmallCap at the close of business February 1, 1999. The Nasdaq Panel acknowledged the Company's progress in restructuring the business and indicated that although the Company's stock would not be delisted, an exception extension to May 31, 1999 was too long to remain out of compliance on Nasdaq NMS. Since the Company met all maintenance criteria for Nasdaq SmallCap, the Nasdaq Panel determined to move the Company's common stock listing to Nasdaq SmallCap where it has been traded since February 1, 1999.

         On September 18, 1998, under the Securities Act of 1933, as amended, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-3, as amended (the "Registration Statement"). The Company registered warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the Registration Statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the Board of Directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During 1998 no warrants were sold and no warrant shares were exercised.

         Additionally, the Company registered shares required pursuant to the Amended Stockholders' Agreement (the "Stockholders' Agreement"). The Stockholders' Agreement grants piggyback registration rights to certain stockholders who are parties thereto. Accordingly, whenever the Company proposes to register any shares of Common Stock (or securities convertible into or exchangeable for, or options, warrants or other rights to acquire Common Stock) under the Securities Act of 1933 (other than registrations on Form S-4 or Form S-8), the eligible parties to the Stockholders' Agreement have the right to include shares of Common Stock held by them in any such registration. However, if the inclusion of shares of Common Stock pursuant to the piggyback registration provisions is reasonably determined by the managing underwriter or underwriters to materially adversely affect the success of the proposed offering, the Company may exclude certain shares from the offering. All eligible parties under the Stockholders' Agreement were given notice of their opportunity to piggyback the offering of their Company Common Stock holdings on the Registration Statement. The Carlyle Stockholders were the only eligible parties who exercised their piggyback rights in connection with the registration of warrants and warrant shares under the Registration Statement. The Carlyle Shareholders are offering all 2,723,468 shares beneficially owned by them to the public under the Registration Statement. During 1998 none of the Carlyle Stockholders' Company Common Stock was purchased pursuant to the offering.

ITEM 6.     SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth for each of the years 1994, 1995, 1996, 1997, and 1998 has been derived from audited financial statements, including the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity for each of the three years in the period ended December 31, 1998 and notes thereto appearing elsewhere herein.


                                                       1998             1997             1996             1995             1994
                                                     --------         --------         --------         --------         --------
                                                     (In thousands, except per share and operating data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Revenues:
   Product                                           $ 16,832         $ 27,187         $ 14,645         $ 16,946         $ 11,075
   Service                                             46,463           27,445           16,056            9,908            2,436
                                                     --------         --------         --------         --------         --------
     Total revenues                                    63,295           54,632           30,701           26,854           13,511
                                                     --------         --------         --------         --------         --------
Cost of revenues:
   Product                                             12,991           22,133           15,099           17,730           11,867
   Service                                             32,419           21,397           11,489            9,172            2,099
   Writedown of inventory                                  --               --            1,943               --            1,658
                                                     --------         --------         --------         --------         --------
     Total cost of revenues                            45,410           43,530           28,531           26,902           15,624
                                                     --------         --------         --------         --------         --------
   Gross profit (loss)                                 17,885           11,102            2,170              (48)          (2,113)
                                                     --------         --------         --------         --------         --------
Expenses:
   General and administrative                          22,748           11,872            7,997            6,488            5,752
   Customer service                                    10,844           11,493            8,089            5,727            4,587
   Sales and marketing                                  7,372            7,723            9,139            6,273            3,890
   Engineering                                          5,399            4,604            3,487            2,868            1,900
   Network services center                              1,992            1,416              607               --               --
   Severance and AutoLink(R) termination costs          5,357               --               --               --               --
   Depreciation and amortization                        5,829            2,684            1,482              811              825
                                                     --------         --------         --------         --------         --------
                                                       59,541           39,792           30,801           22,167           16,954
                                                     --------         --------         --------         --------         --------
   Operating loss                                     (41,656)         (28,690)         (28,631)         (22,215)         (19,067)
Interest income                                         4,827            2,500              809            1,041              279
Interest expense                                      (17,099)          (4,857)          (1,691)          (5,106)          (5,999)
Recapitalization costs                                     --               --               --               --             (733)
Other expense                                              --               --             (230)            (117)            (361)
                                                     --------         --------         --------         --------         --------
Loss before income taxes and
   extraordinary item                                 (53,928)         (31,047)         (29,743)         (26,397)         (25,881)
Income tax provision                                       --               --               --               --               --
                                                     --------         --------         --------         --------         --------
Loss before extraordinary item                        (53,928)         (31,047)         (29,743)         (26,397)         (25,881)
Extraordinary item                                     18,867               --             (317)          (6,980)              --
                                                     --------         --------         --------         --------         --------
   Net loss                                          $(35,061)        $(31,047)        $(30,060)        $(33,377)        $(25,881)
                                                     ========         ========         ========         ========         ========
Per share (1):
   Loss per share before extraordinary item          $  (2.17)        $  (1.25)        $  (1.39)        $  (1.43)        $  (1.61)
        Extraordinary item                               0.76               --            (0.01)           (0.35)              --
                                                     --------         --------         --------         --------         --------
   Basic and diluted net loss                        $  (1.41)        $  (1.25)        $  (1.40)        $  (1.78)        $  (1.61)
                                                     ========         ========         ========         ========         ========
Weighted average number of shares
   outstanding                                         24,899           24,864           22,763           19,813           17,040
                                                     ========         ========         ========         ========         ========
----------
(1)Pro forma (unaudited) for 1994

OTHER FINANCIAL AND OPERATING DATA(unaudited)

Units installed at December 31,                        47,657           33,122           20,354           14,751            6,131
Average monthly usage-minutes per unit                    121              121              130              136              135
Average monthly service revenue per unit             $  99.26         $  85.54         $  76.23         $  79.08         $  66.22


                                            DECEMBER 31,        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                1998               1997              1996              1995              1994
                                             ----------         ----------        ----------        ----------        ----------
CONSOLIDATED BALANCE SHEET DATA
Cash and short-term investments              $   26,169         $   46,486        $   19,725        $   23,969        $    4,158
Working capital                                  29,143             64,729            24,605            25,772             4,223
Network, equipment and software - net            20,649             15,482             8,629             5,020             1,772
Total assets                                    103,126            146,473            42,929            42,369            16,430
Notes payable                                    91,697            120,956                --            11,488            36,247
Redeemable preferred stock                           --                 --                --             8,126             6,149
Stockholders' equity (deficit)                  (26,791)             8,270            34,664            13,101           (34,773)

Capital expenditures                         $   10,520         $    9,499        $    5,139        $    4,076        $    1,613


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

         During the third quarter of 1998 the Company announced that it was:
(i) halting the development of its AutoLink(R) service, and (ii) implementing a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. As a result of these announcements, the Company reduced its workforce by approximately 25% and recorded charges of $2,481,000 for obligations under employment contracts and severance payments to terminated employees, and $2,431,000 to recognize asset impairments and record estimated amounts to be incurred to extinguish contractual obligations associated with the AutoLink(R) program.

         The Company's installed base of mobile units was 47,657 at December 31, 1998, compared to 33,122 at December 31, 1997, an increase of 44 percent. Continuing increases in the installed base, which will generate greater service revenues, are critical to achieving profitable operations and, therefore, key to the ultimate success of the Company. Continuing operating losses and negative cash flow are anticipated in 1999. However, based on the Company's projected operating results, after considering the above changes, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months.

         Until the third quarter of 1996, the Company's service revenues were generated from mobile communications units served exclusively by a switching complex operated by AT&T Corporation (the "AT&T Complex"). The Company's Network Services Center ("NSC") commenced service during the third quarter of 1996. During 1997, voice and data communication services were provided by both the Company's NSC and the AT&T Complex while the provision of service was transitioned from the AT&T Complex to the NSC. Since January 1, 1998, the Company has provided voice and data communication services for all of its customers exclusively through the NSC together with related customer billing, credit and collection activities. The amount of service revenues and related expenses recognized by the Company varied significantly based upon whether a particular customer received service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges were collected by AT&T. The Company recognized as revenue the portion of service charges received from AT&T, with the remainder of the service charges retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit, and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, as a greater proportion of customers have been served by the NSC, the Company recognized increased service revenues, which are offset by additional operating and service expenses.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Total revenues increased to $63.3 million in 1998 compared to $54.6 million in 1997. Product revenues declined to $16.8 million in 1998 from $27.2 million in 1997, primarily as a result of a 45.5% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations primarily as a result of the absence of any contribution from major new contracts and the introduction of the Series 3000 mobile unit that did not generate any significant sales volumes. After a reassessment of the market, the Series 3000 product offering was discontinued. The Company signed one major new contract during 1998; however, the 8,686 units shipped and placed in service in connection with this contract are not reflected in product revenues because the earnings process was not complete at December 31, 1998. Service revenues increased to $46.5 million in 1998 as compared to $27.4 million in 1997 due to the combined effect of (i) the increased installed base of mobile units and
(ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $99.26 from $85.54 in 1997 because the entire installed base of mobile units was served through the NSC in 1998, as compared to the majority of the installed base being served through the AT&T Complex in 1997. See discussion under "General," above.

         Cost of revenues in 1998 was $45.4 million compared to $43.5 million in 1997, reflecting a decrease in cost of product revenues, as a result of the decrease in the number of units sold, offset by an increase in cost of service revenues as a result of the increase in the installed base of mobile units in service.

         Product gross profit margin was 22.8% in 1998 compared to 18.6% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs.

         Service gross profit margin was 30.2% in 1998 compared to 22.0% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. The improvement in service gross profit margin in 1998 reflects the changed economic relationships described above, and the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers. The Company continues to evaluate the components of its service gross profit margin to attempt to identify additional technical adjustments and modifications that may enable it to improve its service gross profit margin.

         General and administrative expenses increased to $22.7 million in 1998 compared to $11.9 million in 1997. Of this $10.8 million increase, approximately $4.3 million represents a provision for bad debts related to the Company's accounts receivable, and approximately $3.0 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in more detail in Note 8 to the accompanying consolidated financial statements. Of the $4.3 million provision for bad debts, $1.5 million relates to personal calling accounts activated in connection with a promotion designed to increase minutes of airtime usage. As a result of the unfavorable experience in connection with these personal account customers, during the second quarter of 1998 the Company discontinued the promotion and changed the credit process with respect to personal accounts in an attempt to reduce the Company's credit risk. The Company recorded a $2.7 million provision as a result of a major customer's filing for Chapter 11 bankruptcy protection. The remainder of the increase in general and administrative expenses is represented primarily by:
(i) ordinary and customary costs associated with billing, credit and collection activities for the NSC, (ii) growth in the average number of employees and salary increases, (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin, and (iv) legal and professional fees.

         Customer service expenses decreased to $10.8 million in 1998 compared to $11.5 million in 1997. This decrease is attributable to the reduction in the number of employees pursuant to a reorganization announced in the second quarter of 1998. The reduction in the number of employees primarily reflects the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC.

         Sales and marketing expenses decreased to $7.4 million in 1998 compared to $7.7 million in 1997 primarily from cost savings realized in the fourth quarter as a result of the reorganization announced during the third quarter of 1998.

         Engineering expenses increased to $5.4 million in 1998 compared to $4.6 million in 1997. This increase is primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development of the AutoLink(R) service.

         Depreciation and amortization expense increased to $5.8 million in 1998 compared to $2.7 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997 and 1998.

         Interest income was $4.8 million in 1998 compared to $2.5 million in 1997. Interest expense was $17.1 million in 1998 compared to $4.9 million in 1997. The change in these relationships reflects higher average outstanding balances during 1998 in cash and short-term investments, temporary investments and notes payable as a result of the issuance of $125,000,000 of Senior Notes ("Senior Notes") in September 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Total revenues increased to $54.6 million in 1997 from $30.7 million in 1996. Product revenues increased in 1997 to $27.2 million from $14.6 million in 1996 primarily as a result of a 97.1% increase in mobile units sold. Average sales price per mobile unit decreased primarily as a result of a larger percentage of sales qualifying for the Company's most favorable tier pricing. This decrease in average sales price was offset by a lower average cost per mobile unit sold. The lower average cost per mobile unit is primarily attributable to manufacturing and procurement economies. Service revenues increased to $27.4 million in 1997 as compared to $16.1 million in 1996 primarily as a result of the increase in the installed base of mobile units. Average monthly revenue per mobile unit in 1997 increased to $85.54 from $76.23 in 1996 as a result of proportionately more services being provided through the NSC rather than the AT&T Complex.

         Cost of revenues in 1997 was $43.5 million compared to $28.5 million in 1996. This increase is primarily as a result of the increase in the number of mobile units sold and in service.

         Product gross profit margin was 18.6% in 1997 compared to a negative 16.4% in 1996. This improvement was primarily attributable to: (i) lower charges associated with the migration of earlier generation mobile units to the NSC, (ii) reduced charges for upgrade contracts and excess and obsolete inventory, and (iii) the leverage obtained on the fixed portion of the Company's installation costs as a result of the significant increase in shipments and installations.

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

         General and administrative expenses increased to $11.9 million in 1997 from $8.0 million in 1996. These increased expenses reflect the costs associated with billing, credit and collection activities for the NSC and a general increase in expenses as a result of the growth in the number of employees from 295 at the end of 1996 to 348 at the end of 1997. The most significant expense increase was bad debt expense. The Company records an allowance for doubtful accounts based on a percentage of sales. Accordingly, bad debt expense increased because of: (i) the significant increase in product revenues from 1996 to 1997, (ii) provision for bad debts on the NSC, and (iii) a $1 million charge recorded to provide for loss on the sales-type lease receivable due from a customer as a result of the customer's early termination of the lease.

         Customer service expenses increased to $11.5 million in 1997 compared to $8.1 million in 1996, attributable to the increasing emphasis on improving response to customer needs, improvement in the technical operations of the network and growth in the number of mobile units shipped and in service.

         Sales and marketing expenses decreased to $7.7 million in 1997 from $9.1 million in 1996. This decrease was primarily related to a reduction in the number of sales and marketing employees. During 1996, a significant number of new employees were added to the sales force. During 1997, there was a significant reduction in the number of sales employees in connection with the realignment of the sales force to coincide with the Company's target markets.

         Engineering expenses increased to $4.6 million in 1997 compared to $3.5 million in 1996. This increase was primarily attributable to increases in payroll related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development.

         Network services center expense increased to $1.4 million in 1997 from $0.6 million in 1996 reflecting an entire year of operations for the NSC in 1997 as compared to only a portion of the year in 1996.

         Depreciation and amortization expense increased to $2.7 million in 1997 compared to $1.5 million in 1996 reflecting an entire year of depreciation for the NSC in 1997 as compared to only a portion of the year in 1996, and the depreciation and amortization on other additions to equipment and capitalized software during 1997.

         Interest income was $2.5 million in 1997 compared to $0.8 million in 1996. Interest expense was $4.9 million in 1997 compared to $1.7 million in 1996. The change in these relationships reflected higher average outstanding balances during 1997 in cash and short-term investments, temporary investments and notes payable as a result of the issuance of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash consumed by operating activities during 1998 was $35.6 million due primarily to an operating loss of $41.7 million. The Company's cash and short-term investments balance at December 31, 1998 was $26.2 million. During the third quarter, the Company halted the development of the AutoLink(R) program and made a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. Based on the Company's projected operating results, after considering these changes, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long-term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to: (i) increase the installed base of mobile units in service and improve the efficiency of its operations, so as to reduce or eliminate its operating losses, or (ii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

         In September 1997, the Company issued the Senior Notes in a Rule 144A offering. The Company has placed in escrow funds (the "Pledged Securities") which are sufficient to pay interest on the Senior Notes through

September 15, 2000. After such date, the Company will be required to pay interest on the Senior Notes on a semi-annual basis at a rate of 13 3/4% per annum. During the fourth quarter of 1998 the Company purchased and subsequently retired $30,645,000 principal amount of the Senior Notes on the open market for $9,885,000 plus accrued interest thereon, resulting in a gain on extinguishment of debt of $18,867,000 after the write-off of associated debt discount and debt issuance costs. The gain is reported as an extraordinary item in the accompanying Consolidated Statements of Operations. Upon the retirement of the Senior Notes, the allocable portion of the Pledged Securities related thereto, in the amount of $8,063,000, was released to the Company. The Company may continue to make purchases on the open market in the event conditions remain favorable.

YEAR 2000

         The Company has established a Year 2000 project team, which includes employees with various functional responsibilities and outside consultants. The project team has identified five phases in becoming Year 2000 compliant: (i) awareness, locating, listing, and prioritizing specific technology that is potentially subject to Year 2000 challenges; (ii) assessment and determining the element of risk that exists through inquiry, research and testing; (iii) resolving Year 2000 related issues that were identified in previous phases by repair in a testing environment; (iv) validation testing, monitoring, obtaining certification, and verifying the correct manipulation of dates and date related data, including systems of material third parties; and (v) implementation, installation, integration and application of Year 2000 ready resolutions by replacement, upgrade or repair of technology systems, including those of material third parties.

         The Company is performing its Year 2000 analysis on all systems located at the Company as well as some located at customer sites. In addition to internally controlled operating systems, the Company relies on third parties for services and/or goods that may be affected by Year 2000 challenges. The Company is in the process of obtaining assurances from third parties that their systems are or will be Year 2000 compliant in a timely manner.

         While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions in a timely manner, there can be no certainty that implementation of solutions will be made in a timely manner until the validation phase is completed. The inability to address all issues in a timely and successful manner could have an adverse effect on the Company's business and results of operations. The failure of third parties to provide Year 2000 compliant products and/or services could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, inability to deliver or receive calls and/or data, failure to accurately report and bill existing customers, accept new orders, and the inability to perform other customer care tasks.

         Management believes the cost of becoming Year 2000 compliant will be approximately $650,000 during 1999. Although the Company does not expect the cost to have a material adverse effect on its business or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company has not deferred any specific projects, goals, or objectives relating to its operations as a result of Year 2000 compliance efforts.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The Company's consolidated financial statements at December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998 and the Report of PricewaterhouseCoopers LLP, independent accountants, are included in this Annual Report on Form 10-K on pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 25, 1999 (the "Proxy Statement").

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


                                                                                                              Page
                                                                                                             Number
                                                                                                             -------
(a)      Documents filed as part of the report:

   (1)   Report of Independent Accountants......................................................................F-1
         Consolidated Balance Sheets as of December 31, 1998 and 1997...........................................F-2
         Consolidated Statements of Operations for the Years Ended
                  December 31, 1998, 1997 and 1996..............................................................F-3
         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996 .............................................................F-4
         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                  for the Years Ended December 31, 1998, 1997 and 1996 .........................................F-5
         Notes to Consolidated Financial Statements.............................................................F-7

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

  4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney,
            Inc.(12)

  10.1 - License Agreement, dated April 23, 1992, by and between Voice Control Systems and the Company (as successor to By-Word Technologies, Inc.).(1)

  10.2 - Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William C. Saunders.
          (16)

  10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

  10.4 - Release of HighwayMaster Communications, Inc. and HighwayMaster Corporation by William C. Saunders, dated December 15, 1998.(16)

  10.5 - Release of William C. Saunders by HighwayMaster Communications, Inc. and HighwayMaster Corporation, dated December 15, 1998.(16)

  10.6 - Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994, as amended.(1)(5)(6)

  10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)

  10.8 - Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
          Communications Corporation.(1)(2)

  10.9 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka.(16)

  10.10 - Services Agreement, dated March 20, 1996, between the Company and GTE-Mobile Communications Service Corporation.(3)(4)

  10.11 - Acknowledgment by William C. Saunders dated December 15, 1998.(16)

  10.12 - Amendment dated November 16, 1995 to that certain Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications Corporation.(3)(4)

  10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick.(16)

  10.14 - Product Development Agreement, dated December 21, 1995, between the Company and IEX Corporation.(3)(4)

  10.15 - Technical Services Agreement, dated September 27, 1996, between the HighwayMaster Corporation and SBW.(7)

  10.16 - Letter Agreement, dated February 19, 1996, between the Company and IEX Corporation.(3)

  10.17 - Form of Adoption Agreement, Regional Prototype Cash or Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)

  10.18 - February 27, 1997 Addendum to Original Employment Letter dated September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere.(16)

  10.19 - Software Transfer Agreement, dated April 25, 1997 between the Company and Burlington Motor Carriers, Inc.(9)(10)

  10.20 - Employment Agreement, dated June 3, 1998, by and between HighwayMaster Corporation and Todd A. Felker.(16)

  10.21 - Employment Agreement, dated June 3, 1998, by and between HighwayMaster Corporation and William McCausland.(16)

  10.22 - Employment Agreement, dated May 29, 1998, by and between HighwayMaster Corporation and Jana Ahlfinger Bell.(14)

  10.23 - Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc.(15)

  10.24 - First Amendment to Employment Agreement, dated September 15, 1998, by and between HighwayMaster Corporation and Jana A. Bell.(16)

  10.25 - Employment Agreement, dated November 24, 1998, by and between HighwayMaster Corporation and Michael Smith.(16)

  10.26 - September 18, 1998 Amended and Restated Stock Option Agreement of May 29, 1998, by and between the Company and Jana Ahlfinger Bell.
          (16)

  10.27 - Stock Option Agreement, dated August 12, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

  10.28 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

  10.29 - September 18, 1998 Amended and Restated Stock Option Agreement of February 29, 1996, by and between the Company and William H. McCausland.(16)

  10.30 - Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland.(16)

  10.31 - September 18, 1998 Amended and Restated Stock Option Agreement of April 25, 1997, by and between the Company and Robert LaMere.(16)

  10.32 - September 18, 1998 Amended and Restated Stock Option Agreement of June 3, 1998, by and between the Company and Todd A. Felker(16)

  10.33 - Stock Option Agreement of November 24, 1998, by and between the Company and Michael Smith.(16)

  10.34 - Stock Option Agreement, dated April 4, 1995, by and between the Company and Terry Parker.(16)

  11    - Statement re: Computation of Per Share Earnings(16)

  21.1  - Subsidiaries of the Company(1)

  23.1  - Consent of PriceWaterhouseCoopers LLP, independent auditors.(16)

  24    - Powers of Attorney of directors and officers of the Company
          (included on signature pages to this Annual Report on Form 10-K).

  27    - Financial Data Schedule.(16)
---------------

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

   (14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

   (15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

   (16)  Filed herewith.

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

March 30, 1999

                               HIGHWAYMASTER COMMUNICATIONS, INC.


                               By:      /s/JANA AHLFINGER BELL
                                  -------------------------------------
                                  Jana Ahlfinger Bell,
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K for the fiscal year ended December 31, 1998, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


               SIGNATURE                                    Title                                   Date
               ---------                                    -----                                   ----
         /S/WILLIAM C. KENNEDY, JR.             Interim Chairman of the Board                   March 30, 1999
        ----------------------------
          William C. Kennedy, Jr.


            /S/JANA AHLFINGER BELL              President, Chief Executive Officer, and         March 30, 1999
        ----------------------------            Director (Principal Executive Officer)
            Jana Ahlfinger Bell



             /S/W. MICHAEL SMITH                Senior Vice President and                       March 30, 1999
        ----------------------------            Chief Financial Officer
              W. Michael Smith                  (Principal Financial Officer)



             /S/STEPHEN P. TACKE                Vice President and Controller                   March 30, 1999
        ----------------------------            (Principal Accounting Officer)
              Stephen P. Tacke


             /S/TERRY S. PARKER                 Director                                        March 30, 1999
        ----------------------------
              Terry S. Parker


            /S/STEPHEN L. GREAVES               Director                                        March 30, 1999
        ----------------------------
             Stephen L. Greaves


              /S/GERRY C. QUINN                 Director                                        March 30, 1999
        ----------------------------
               Gerry C. Quinn


              /S/JOHN T. STUPKA                 Director                                        March 30, 1999
        ----------------------------
               John T. Stupka

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HighwayMaster
Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 33 present fairly, in all material respects, the financial position of HighwayMaster Communications, Inc. and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 16, 1999,
except as to Note 12,
which is as of March 29, 1999

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)



                                     ASSETS

                                                                                                December 31,
                                                                                                ------------
                                                                                         1998                1997
                                                                                       ----------         ----------
Current assets:
  Cash and short-term investments                                                      $   26,169         $   46,486
  Accounts receivable, net of allowance for doubtful accounts
     of $9,528 and $2,148, respectively                                                    14,585             13,963
  Inventory                                                                                12,921              3,145
  Pledged securities - current portion                                                     12,974             17,187
  Other current assets                                                                        714              1,195
                                                                                       ----------         ----------
     Total current assets                                                                  67,363             81,976
Network, equipment and software, net of accumulated depreciation and
     and amortization of $10,202 and $5,463, respectively                                  20,649             15,482
Temporary investments                                                                          --             13,626
Pledged securities - long-term portion                                                     11,814             30,216
Other assets, net of accumulated amortization
     of $565 and $236, respectively                                                         3,300              5,173
                                                                                       ----------         ----------
     Total assets                                                                      $  103,126         $  146,473
                                                                                       ==========         ==========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                     $   11,362         $    6,262
  Telecommunications costs payable                                                          5,920              2,192
  Accrued interest payable                                                                  3,784              4,679
  Advance payments from customers                                                           7,452                 --
  Other current liabilities                                                                 9,702              4,114
                                                                                       ----------         ----------
      Total current liabilities                                                            38,220             17,247
 Senior notes payable                                                                      91,697            120,956
                                                                                       ----------         ----------
      Total liabilities                                                                   129,917            138,203
                                                                                       ----------         ----------

 Stockholders' equity (deficit):
   Series D participating convertible preferred stock, $.01 par value,
      1,000 shares authorized; 1,000 shares issued and outstanding                             --                 --
   Common stock, $.01 par value, 50,000,000 shares authorized;
      25,210,983 issued; 24,898,986 shares outstanding                                        252                252
   Additional paid-in capital                                                             149,481            149,481
   Accumulated deficit                                                                   (175,977)          (140,916)
   Treasury stock, 311,997 shares, at cost                                                   (547)              (547)
                                                                                       ----------         ----------
      Total stockholders' equity  (deficit)                                               (26,791)             8,270
 Commitments and contingencies  (Note 12)
                                                                                       ----------         ----------
      Total liabilities and stockholders' equity (deficit)                             $  103,126         $  146,473
                                                                                       ==========         ==========






          See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)


                                                                    Year ended December 31,
                                                          ------------------------------------------
                                                            1998             1997             1996
                                                          --------         --------         --------
Revenues:
  Product                                                 $ 16,832         $ 27,187         $ 14,645
  Service                                                   46,463           27,445           16,056
                                                          --------         --------         --------
    Total revenues                                          63,295           54,632           30,701
                                                          --------         --------         --------
Cost of revenues:
  Product                                                   12,991           22,133           15,099
  Service                                                   32,419           21,397           11,489
  Write-down of inventory                                       --               --            1,943
                                                          --------         --------         --------
    Total cost of revenues                                  45,410           43,530           28,531
                                                          --------         --------         --------

Gross profit                                                17,885           11,102            2,170
                                                          --------         --------         --------
Expenses:
  General and administrative                                22,748           11,872            7,997
  Customer service                                          10,844           11,493            8,089
  Sales and marketing                                        7,372            7,723            9,139
  Engineering                                                5,399            4,604            3,487
  Network services center                                    1,992            1,416              607
  Severance and AutoLink termination costs                   5,357               --               --
  Depreciation and amortization                              5,829            2,684            1,482
                                                          --------         --------         --------
                                                            59,541           39,792           30,801
                                                          --------         --------         --------

Operating loss                                             (41,656)         (28,690)         (28,631)

  Interest income                                            4,827            2,500              809
  Interest expense                                         (17,099)          (4,857)          (1,691)
  Other (expense)                                               --               --             (230)
                                                          --------         --------         --------
  Loss before income taxes and extraordinary item          (53,928)         (31,047)         (29,743)
  Income tax provision                                          --               --               --
                                                          --------         --------         --------
  Loss before extraordinary item                           (53,928)         (31,047)         (29,743)
  Extraordinary item                                        18,867               --             (317)
                                                          --------         --------         --------
    Net loss                                              $(35,061)        $(31,047)        $(30,060)
                                                          ========         ========         ========

Per share:
  Basic and diluted loss before extraordinary item        $(  2.17)        $  (1.25)        $  (1.39)
  Extraordinary item                                          0.76               --            (0.01)
                                                          --------         --------         --------
  Basic and diluted net loss                              $(  1.41)        $  (1.25)        $  (1.40)
                                                          ========         ========         ========
Weighted average number of shares outstanding               24,889           24,864           22,763
                                                          ========         ========         ========










          See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year ended December 31,
                                                                            -------------------------------------------
                                                                              1998             1997             1996
                                                                            --------         ---------         --------
Cash flows from operating activities:
  Net loss                                                                  $(35,061)        $( 31,047)        $(30,060)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                             5,829             2,684            1,482
     Amortization of discount on notes payable                                   503               131              871
     Extraordinary item                                                      (18,867)               --              317
     (Increase) in accounts receivable                                          (622)           (5,426)          (2,588)
     (Increase) decrease in inventory                                         (9,776)              313              741
     (Increase) in pledged securities                                             --              (815)              --
     Increase (decrease) in accounts payable                                   5,100             2,812           (1,578)
     Increase in accrued expenses and other current liabilities               15,873             6,170              189
     Other                                                                     1,409               248              809
                                                                            --------         ---------         --------
          Net cash used in operating activities                              (35,612)          (24,930)         (29,817)
                                                                            --------         ---------         --------

Cash flows from investing activities:
     Additions to network and equipment                                       (9,202)           (7,072)          (4,877)
     Additions to capitalized software                                        (1,318)           (2,427)            (262)
     (Purchase of) liquidation of pledged securities                          14,553           (46,588)              --
     (Increase) decrease in temporary investments                             13,626           (13,626)              --
     (Increase) decrease in short-term investments                            10,001           (19,709)              --
                                                                            --------         ---------         --------
          Net cash provided by (used in) investing activities                 27,660           (89,422)          (5,139)
                                                                            --------         ---------         --------

Cash flows from financing activities:
      Purchase of senior notes                                               (10,427)               --               --
      Release of pledged securities allocable to retired senior notes          8,063                --               --
      Proceeds from issuance of senior notes, net                                 --           120,937               --
      Proceeds from issuance of common stock, net                                 --                --           10,000
      Proceeds from issuance of preferred stock and warrants, net                 --                --           19,688
      Proceeds from notes payable to related parties                              --                --            5,000
      Payments on loans from related parties                                      --                --           (5,000)
      Proceeds from exercise of stock options                                     --               467            1,024
                                                                            --------         ---------         --------
           Net cash provided by (used for) financing activities               (2,364)          121,404           30,712
                                                                            --------         ---------         --------
 Increase (decrease) in cash and cash equivalents                            (10,316)            7,052           (4,244)
 Cash and cash equivalents, beginning of year                                 26,777            19,725           23,969
                                                                            --------         ---------         --------
 Cash and cash equivalents, end of year                                       16,461            26,777           19,725
 Short-term investments                                                        9,708            19,709               --
                                                                            --------         ---------         --------
 Cash and short-term investments                                            $ 26,169         $  46,486         $ 19,725
                                                                            ========         =========         ========
 Supplemental cash flow information:
      Interest paid                                                         $ 16,806         $      --         $  1,056
                                                                            ========         =========         ========









          See accompanying notes to consolidated financial statements.

              HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)




                                                                   Preferred Stock               Common Stock        Additional
                                                                -----------------------      ---------------------     Paid-in
                                                                 Shares          Amount        Shares      Amount     Capital
                                                                ---------        ------      ---------     ------    ---------
Stockholders' equity (deficit) at December 31, 1995                    -         $    -      22,333,661     $223      $90,560
     Issuance of common stock                                                                 1,818,018       18       22,707
     Issuance of Series D preferred stock                          1,000              -                                19,688
     Exchange of Series B preferred stock for common stock                                      864,000        9       10,791
     Accretion of discount -- Series B redeemable
          preferred stock
     Exercise of stock options                                                                  134,848        1        1,083
     Net loss for year
                                                                ---------        ------      ---------     ------    ---------
Stockholders' equity (deficit) at December 31, 1996                1,000              -      25,150,527      251      144,829
     Exercise of stock options                                                                   60,456        1          466
     Issuance of warrants                                                                                               4,186
     Net loss for year
                                                                ---------        ------      ---------     ------    ---------
Stockholders' equity (deficit) at December 31, 1997                1,000              -      25,210,983      252      149,481
     Net loss for year
                                                                ---------        ------      ---------     ------    --------
Stockholders' equity (deficit) at December 31, 1998                1,000         $    -      25,210,983     $252     $149,481
                                                                =========        ======      ==========    ======    =========






                                                                      Treasury Stock
                                                                 --------------------      Accumulated
                                                                   Shares      Amount        Deficit           Total
                                                                 --------      ------        -------           -----
Stockholders' equity (deficit) at December 31, 1995               311,997      ($547)        ($77,135)        $13,101
     Issuance of common stock                                                                                  22,725
     Issuance of Series D preferred stock                                                                      19,688
     Exchange of Series B preferred stock for common stock                                       (843)          9,957
     Accretion of discount -- Series B redeemable
          preferred stock                                                                      (1,831)         (1,831)
     Exercise of stock options                                                                                  1,084
     Net loss for year                                                                        (30,060)        (30,060)
                                                                  -------     ------        ---------        --------
Stockholders' equity (deficit) at December 31, 1996               311,997       (547)        (109,869)         34,664
     Exercise of stock options                                                                                    467
     Issuance of warrants                                                                                       4,186
     Net loss for year                                                                        (31,047)        (31,047)
                                                                  -------     ------        ---------        --------
Stockholders' equity (deficit) at December 31, 1997               311,997       (547)        (140,916)          8,270
     Net loss for year                                                                        (35,061)        (35,061)
                                                                 --------     ------        ---------        --------
Stockholders' equity (deficit) at December 31, 1998               311,997      ($547)       ($175,977)       ($26,791)
                                                                =========     ======        =========        ========















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

Revenue Recognition

         Revenues from product sales and licensing of product software are generally recognized at the time the mobile units are shipped to customers. During the third quarter of 1998 the Company entered into a contract for delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. The earning process on this contract is not complete until all of the additional features have been delivered and accepted by the customer. Accordingly, revenue has not been recognized for the mobile units shipped in connection with this contract. Mobile units shipped under this contract are reflected in inventory as "equipment shipped not yet accepted" and payments received from the customer for the equipment are classified in current liabilities as "advance payments from customers."

         Revenues generated from voice and data communications services are recognized upon customer usage. Until the third quarter of 1996, AT&T Corporation ("AT&T") invoiced and collected payments from all of the Company's customers for voice and data communication services associated with the Company's equipment. The Company recorded as revenue an amount equal to the payments received from AT&T, and the remainder of these service charges, including amounts for call processing, enhanced long distance services and customer collection fees, was retained by AT&T under the terms of the Company's contract with AT&T. Beginning in the third quarter of 1996, the Company started providing customer billing, credit and collection activities for voice and data communication services. During 1997, voice and data communication services were provided by both the Company and AT&T while the provision of service was transitioned from AT&T to the Company. Since January 1, 1998, the Company has provided customer billing, credit and collection activities for voice and data communication services for all of its customers.

Financial Instruments

         The Company considers all liquid interest-bearing investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and two years from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material.

         Temporary investments at December 31, 1997 consisted of high grade debt securities. Amortized cost approximated market.

         Pledged securities consist of a portfolio of U. S. Government securities, including interest earned thereon, which will provide funds sufficient to pay in full when due the interest payments on the Senior Notes through September 15, 2000. These securities are classified as held to maturity. Amortized cost of pledged securities approximates market; realized and unrealized gains and losses were not material.

         The carrying amount of cash and short term investments, temporary investments, pledged securities, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         The majority of the Company's business activities and related accounts receivable are with customers in the interstate trucking industry. The receivables generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts which may eventually become uncollectible and to provide for any disputed charges. During 1997, one customer accounted for approximately $6.7 million, or 12%, of total consolidated revenues. No customer accounted for more than 10% of total consolidated revenues for either of the years ended December 31, 1998 or 1996.

Inventory

         Inventory consists primarily of component parts and finished products which are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Network, Equipment and Software

         Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally range from three to five years. Maintenance and repairs are charged to operations while renewals or betterments are capitalized.

Research and Development Costs

         The Company expenses research and development costs as incurred. During 1998, 1997 and 1996, the Company expensed $2,286,000, $1,616,000 and
$1,294,000 in research and development costs for hardware and software that are reflected in Engineering Expenses in the Consolidated Statements of Operations. The 1998 and 1997 amounts are net of $324,000 and $526,000, respectively, of research and development expenditures reimbursed by a third party.

Software Development Costs

         Costs related to the research, design and development of computer software are charged to research and development expense as incurred. During 1998, 1997, and 1996, the Company expensed $1,236,000, $553,000, and $673,000, respectively, in research and development costs that are reflected in Engineering Expenses in the Consolidated Statements of Operations. The 1998 and 1997 amounts are net of $284,000 and $468,000, respectively, of research and development expenditures reimbursed by a third party. Software development costs that meet the capitalization requirements of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" are capitalized. Software development costs are amortized using the straight line method over eighteen months or the estimated economic life of the product, whichever is less.

Advertising Costs

         Advertising costs are expensed as incurred. During 1998, 1997, and 1996, the Company expensed $1,692,000, $1,511,000 and $1,637,000, respectively, in advertising costs that are reflected in Sales and Marketing Expenses in the Consolidated Statements of Operations.

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

Earnings Per Share

         The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Net loss per share for the years ended December 31, 1998 and 1997 was computed by dividing the net loss by the weighted average number of shares outstanding during the year. Net loss per share for the year ended December 31, 1996 was computed by dividing the net loss, increased by the accretion of discount on the Series B Preferred Stock $(1,831,000), by the weighted average number of shares outstanding during the year. Common stock equivalents have been excluded form the weighted average number of shares outstanding since their effect would be anti-dilutive.

Reclassifications

         Certain reclassifications have been made for consistent presentation.

3.       SEVERANCE AND AUTOLINK TERMINATION COSTS

         During the third quarter of 1998 the Company announced that it was halting the development of its AutoLink service. As a consequence, the Company recorded a charge of $2,431,000 to recognize asset impairments and record estimated amounts to be incurred to extinguish contractual obligations associated with the AutoLink program.

         During 1998 the Company recorded $2,926,000 in severance costs related to two reorganizations. Severance costs of $445,000 relate to a reduction in the number of employees, announced in the second quarter of 1998, primarily reflecting the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC. During the third quarter of 1998, the Company announced a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. As a result of this announcement and the AutoLink announcement, the Company reduced its workforce by approximately 25% and recorded charges of $2,481,000 for obligations under employment contracts and severance payments to terminated employees.

         Through December 31, 1998, $3,329,000 of severance and AutoLink termination costs had been incurred, of which $2,895,000 were cash payments for severance and contractual obligations and $434,000 for asset write-offs.


4.       CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments consisted of the following:


                                                               December 31,
                                                               ------------
                                                         1998               1997
                                                      -----------        -----------
          Cash and commercial paper                   $ 3,039,000        $   339,000
          Corporate notes and bonds                     4,595,000         24,592,000
          Money market accounts                         8,827,000          1,846,000
                                                      -----------        -----------
                   Cash and cash equivalents           16,461,000         26,777,000
                                                      -----------        -----------

          Corporate notes and bonds                     7,688,000          8,710,000
          State, municipal and agency securities        2,020,000          2,801,000
          U.S. government and agency securities                --          8,198,000
                                                      -----------        -----------
                   Short-term investments               9,708,000         19,709,000
                                                      -----------        -----------
                                                      $26,169,000        $46,486,000
                                                      ===========        ===========

5.       INVENTORY

         Inventory consisted of the following:



                                                               December 31
                                                               -----------
                                                         1998               1997
                                                      -----------        -----------
          Complete systems                            $ 1,577,000        $ 1,370,000
          Component parts                                 826,000          1,775,000
          Equipment shipped not yet accepted           10,518,000                 --
                                                      -----------        -----------
                                                      $12,921,000        $ 3,145,000
                                                      ===========        ===========


6.       NETWORK, EQUIPMENT AND SOFTWARE


         Network, equipment and software consisted of the following:

                                                               December 31
                                                               -----------
                                                         1998               1997
                                                      -----------        -----------
          Network services center                     $13,310,000        $ 7,460,000
          Computers and office equipment                5,668,000          3,373,000
          Mobile units and equipment                    6,862,000          5,807,000
          Software                                      5,011,000          4,305,000
                                                      -----------        -----------
                                                       30,851,000         20,945,000
          Less: accumulated depreciation and
                   amortization                       (10,202,000)        (5,463,000)
                                                      -----------        -----------
                                                      $20,649,000        $15,482,000
                                                      ===========        ===========


         Total depreciation expense charged to operations during 1998, 1997 and 1996 was $4,753,000, $1,999,000, and $1,058,000, respectively.

         As of December 31, 1998 and 1997, the unamortized portion of software costs was $3,047,000 and $2,616,000, respectively. Amortization of such costs charged to expense during 1998, 1997, and 1996 was $584,000, $728,000, and $504,000, respectively.

7.       OTHER ASSETS

         Other assets consisted of the following:



                                                         December 31
                                                         -----------
                                                  1998                1997
                                               -----------         -----------
         Debt issue costs                      $ 3,617,000         $ 4,797,000
         Long term receivables                          --             290,000
         Other                                     248,000             322,000
                                               -----------         -----------
                                                 3,865,000           5,409,000
         Less: accumulated amortization           (565,000)           (236,000)
                                               -----------         -----------
                                               $ 3,300,000         $ 5,173,000
                                               ===========         ===========

         Debt issue costs related to the issuance of the Senior Notes are amortized on a straight-line basis over the debt term.


8.       OTHER CURRENT LIABILITIES

         Other current liabilities consisted of the following:




                                                                         December 31
                                                                         -----------
                                                                    1998              1997
                                                                 ----------        ----------
         Deferred revenue                                        $ 1,475,000        $ 1,214,000
         Severance and AutoLink termination costs payable          2,028,000                 --
         Excise and sales taxes payable                            3,077,000            562,000
         Other                                                     3,122,000          2,338,000
                                                                 -----------        -----------
                                                                 $ 9,702,000        $ 4,114,000
                                                                 ===========        ===========

         Deferred revenue at December 31, 1998 and 1997 represents amounts invoiced to a customer for a new generation of mobile units which were expected to be delivered during 1998. Pending delivery of the contracted units, the customer installed current generation mobile units. At December 31, 1998, the ultimate resolution of this contract has not been determined.

         In late 1997 the Company retained experts to analyze and advise it with respect to various taxation issues. This evaluation and analysis involved the identification of exemptions from taxation for certain types of businesses or services, the confirmation of taxes currently being passed through and the identification of sales tax issues needing attention by the Company. Based on estimates of possible exposure to sales taxes for current and prior periods, the Company recorded a provision for taxes and other related costs in the amount of $3,040,000 during 1998. Of this amount, $2,288,000 is included in "excise and sales taxes payable" at December 31, 1998.

9.       SENIOR NOTES PAYABLE

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock at $9.625 per share. Interest is payable on the notes semi-annually on March 15 and September 15. The Company used $46,588,000 of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities which will provide funds sufficient to pay in full when due the first six scheduled interest payments on the notes. This amount, including interest earned thereon, is reflected in the accompanying Consolidated Balance Sheets under the captions "pledged securities."

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

         During the fourth quarter of 1998 the Company purchased and subsequently retired $30,645,000 principal amount of its Senior Notes on the open market for $9,885,000 plus accrued interest thereon, resulting in a gain on extinguishment of debt of $18,867,000 after the write-off of associated debt discount and debt issuance costs. The gain is reported as an extraordinary item in the accompanying Consolidated Statement of Operations. Upon the retirement of the Senior Notes, the allocable portion of the Pledged Securities related thereto, in the amount of $8,063,000, was released to the Company.

10.      INCOME TAXES

         The components of the Company's net deferred tax asset were as follows:



                                                     December 31
                                                     -----------
                                               1998                1997
                                           ------------         ------------
Deferred tax assets
   Step-up of tax basis in assets          $  1,511,000         $  1,704,000
   Research and development credit              205,000              167,000
   Recapitalization costs                       167,000              164,000
   Allowance for doubtful accounts            3,240,000              730,000
   Accrued interest                           5,797,000              332,000
   Other accrued liabilities                    390,000              504,000
   Inventory                                    444,000              411.000
   Net operating loss carryforwards          46,206,000           41,864,000
                                           ------------         ------------
   Gross deferred tax assets                 57,960,000           45,876,000
   Valuation allowance                      (56,501,000)         (45,304,000)
                                           ------------         ------------
   Net deferred tax asset                     1,459,000              572,000
Deferred tax liability
   Depreciation                              (1,010,000)            (497,000)
   Other                                       (449,000)             (75,000)
                                           ------------         ------------
Net deferred tax asset                     $         --         $         --
                                           ============         ============

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:



                                                                                December 31
                                                                                -----------
                                                              1998                  1997                1996
                                                          ------------         ------------         ------------
Income tax benefit at Federal statutory rate              $(11,921,000)        $(10,556,000)        $(10,220,000)
Net operating losses not benefitted                         11,860,000           10,502,000           10,146,000
Other                                                           61,000               54,000               74,000
                                                          ------------         ------------         ------------
   Income tax benefit                                      $   ---             $   ---              $   ---
                                                          ============         ============         ============


         At December 31, 1998, the Company had net operating loss carryforwards aggregating approximately $135.9 million which expire in various years between 2007 and 2013. Due to the issuance of certain notes payable during 1994, there was a change in ownership under the Internal Revenue Code which limits the annual utilization of these carryforwards and will cause some amount of the carryforwards to expire unutilized. Any additional changes in ownership could also result in additional limitations of loss carryforwards.

11.      STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Recapitalization

         On September 27, 1996, the Company and certain related parties holding outstanding securities of the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement"), and consummated the Recapitalization Transactions contemplated thereby. In particular, upon the terms and conditions set forth in the Recapitalization Agreement, (i) the Company repaid in full the principal amount of and interest accrued on certain promissory notes payable to related parties in the aggregate principal amount of $5.0 million executed in August and September 1996 to enable the Company to meet its short-term working capital and other requirements, (ii) the Company issued an aggregate of 800,000 shares of Common Stock to two stockholders in exchange for aggregate cash payments in the amount of $10.0 million, (iii) the Company issued an aggregate of 864,000 shares of Common Stock in exchange for the surrender to the Company for cancellation of all outstanding shares of Series B Preferred Stock, (iv) the Company paid a portion of the accrued and unpaid interest on certain promissory notes payable to related parties in the aggregate principal amount of $12,662,000 (the "Related Party Notes") , and (v) the Company issued an aggregate of 1,018,018 shares of Common Stock in exchange for the surrender of the Related Party Notes for cancellation. In connection with the foregoing, the unamortized balances of debt discount and debt issue costs associated with the indebtedness retired, in the aggregate amount of $317,000, were charged to expense and are reported in the accompanying Consolidated Statements of Operations as an extraordinary item.

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


                                                     For the Year Ended December 31,
                                                     -------------------------------
                                         1998                   1997                  1996
                                    --------------         --------------         --------------
Net loss         As reported        $  (35,061,000)        $  (31,047,000)        $  (30,060,000)
                 Pro forma          $  (36,007,000)        $  (31,712,000)        $  (30,584,000)
Net loss
  per share      As reported        $        (1.41)        $        (1.25)        $        (1.40)
                 Pro forma          $        (1.45)        $        (1.28)                 (1.42)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years as follows:


                                 For the Year Ended December 31,
                                 -------------------------------
                                 1998         1997          1996
                                 ----         -----         -----
Dividend                           --            --            --
Expected volatility              59.8%        65.10%        74.02%
Risk free rate of return         4.96%         6.50%         6.24%
Expected life in years            4.9          6.00          6.00

         A summary of the status of the Company's Plan as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:


                                                 1998                             1997                                1996
                                                 ----                             ----                                ----
                                               Weighted                         Weighted                            Weighted
                                               Average                          Average                             Average
                                               Exercise                         Exercise                            Exercise
                                Shares          Price             Shares          Price             Shares          Price
                              ----------      ----------        ----------      ----------        ----------      ----------
Outstanding at
   beginning of year           2,157,309      $     7.82         2,043,298            7.61         1,974,462      $     7.58

Granted                        1,481,490            1.34           227,000            9.75           266,000      $     7.73

Exercised                             --              --           (60,456)           7.64          (134,848)           7.59

Forfeited                     (1,692,209)           7.12           (52,533)           7.93           (62,316)           7.62
                              ----------      ----------        ----------      ----------        ----------      ----------

Outstanding at
   end of year                 1,946,590      $     3.50         2,157,309      $     7.82         2,043,298      $     7.61
                              ==========      ==========        ==========      ==========        ==========      ==========

Options exercisable
   at end of year              1,056,676      $     5.12         1,722,248      $     7.63         1,565,165      $     7.58
                              ==========      ==========        ==========      ==========        ==========      ==========

Weighted average
  value of options granted
  during the year                             $     0.74                        $     6.36                        $     5.51
                                              ==========                        ==========                        ==========

The following table summarizes information about stock options outstanding under the Plan at December 31, 1998:


                              Options Outstanding                             Options Exercisable
                              -------------------                             -------------------
                        Number of     Weighted Average   Weighted Average  Number of     Weighted Average
Range of Option Price    Options       Remaining Life     Exercise Price    Options       Exercise Price
---------------------   ---------     ---------------    ---------------   ---------     ----------------
  $1.00 to $1.19        1,120,478          4.4             $    1.12         386,014         $    1.19
  $1.56                   125,000          5.9                  1.56          25,000              1.56
  $7.58 to $8.62          701,112          1.9                  7.67         645,662              7.61
                        ---------     ---------------    ---------------   ---------     ----------------
                        1,946,590          3.6             $    3.50       1,056,676         $    5.12
                        =========     ===============    ===============   =========     ================

The Company has granted options outside of the Plan to directors of the Company to purchase 7,596 shares of common stock. All of these options are exercisable at December 31, 1998 at prices ranging from $2.50 to $7.58 per share.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. The Company did not make matching contributions to the Plan in 1998, 1997 or 1996.

12.      COMMITMENTS AND CONTINGENCIES

Litigation

In February 1996, the Company filed a lawsuit against AT&T which alleged various contractual breaches in AT&T's construction and operation of the switching complex (the "AT&T Complex") designed for the Company by AT&T. The lawsuit also sought to restrain AT&T from using and disclosing the Company's trade secrets and proprietary information relating to the Company's mobile communications technology. The Company's claims requested injunctive relief and sought damages relating to various contractual, deceptive trade practices and other tortious claims asserted in relation to the ownership of the intellectual property and with regard to the development and operation of the AT&T Complex on the Company's behalf. The Company later amended the lawsuit to include Lucent Technologies, Inc. ("Lucent") to which AT&T transferred certain patents at issue in the suit. In response to the Company's lawsuit, AT&T counterclaimed and asserted ownership of the trade secrets and proprietary information regarding the design and function of the Company's mobile communications unit, dispatcher software and certain methods developed to prevent fraudulent use of the system. In December 1997, the Court ruled on partial motions to dismiss filed by AT&T and Lucent by granting the dismissal of two of the Company's non-essential claims against AT&T and Lucent.

         On February 25, 1999, the Company and AT&T engaged in a mediation in an effort to resolve all claims between the parties asserted in the litigation. The Company and AT&T resolved all disputes relating to the litigation in this mediation. The Company and AT&T have executed a binding memorandum of settlement which will be finalized in a formal Joint Compromise, Release and Settlement Agreement. Additionally, on March 25, 1999, the Company and Lucent resolved all disputes related to the litigation in a mediation. The Company and Lucent executed a binding memorandum of settlement. The terms of the settlements with AT&T and Lucent will not adversely impact the Company's results of operations or financial position.

         The Company is involved in other litigation matters that arise in the normal course of conducting its business. These matters are not considered to be of a material nature nor are they expected to have a material effect on the business activities or continued operations of the Company.

Leases

         The Company leases certain office facilities and furniture and equipment under noncancelable operating leases. The future minimum lease payments associated with such leases were as follows as of December 31, 1998:


                     1999                        $  806,000
                     2000                           802,000
                     2001                           670,000
                     2002                           626,000
                     2003                           682,000
                     Thereafter                   4,314,000
                                                 ----------
                                                 $7,900,000

         During 1998, 1997, and 1996, total rent expense charged to operating expenses was approximately $1,606,000, $1,664,000, and $1,388,000, respectively.

13.      RELATED PARTY TRANSACTIONS

         During the third quarter of 1998, one of the Company's shareholders, SBC Communications, Inc. ("SBC") contracted to purchase 11,500 mobile units, customized proprietary software and accompanying services. The contract requires the Company to perform certain product modifications and software development. The Company may be required to refund 100% of the purchase price if the product modifications and software development are not completed in substantial conformance with the technical specifications of the contract. Accordingly, the earnings process on this contract is not complete, and revenues will not be recognized, until final acceptance by SBC. As of December 31, 1998, 8,686 mobile units had been installed by SBC. Mobile units shipped and payments received from SBC on this contract through December 31, 1998 are reflected in the accompanying Consolidated Balance Sheets as "equipment shipped not yet accepted" and "advance payments from customers," respectively.

         The Company procures certain advertising services pursuant to an "Agency Agreement." During 1998, 1997, and 1996, the Company paid $1,105,000, $579,000, and $435,000, respectively, under the Agency Agreement, which includes the pass-through of actual third-party expenses incurred by the Agency on the Company's behalf. The Agency Agreement provides that in consideration for its advertising services, the Agency will receive a 5% profit based on the Agency's internal costs on all services provided to the Company, subject to future negotiation, in addition to actual third-party media, production and other reasonable expenses. The Agency Agreement may be terminated, with or without cause, at any time by either party, with 90 days' notice. A former officer of the Company was a principal stockholder and officer of the Agency until January 1, 1997 at which time his equity interest was sold. The former officer continues to participate in the revenues of the Agency until certain contractual obligations from the sale of the officer's equity interest in the Agency are discharged. The former officer resigned from the Company in December, 1998.

         The Company leased office space from an affiliate of a stockholder until September 30, 1998. Total rent paid under this agreement during 1998, 1997 and 1996 was approximately $729,000, $817,000, and $699,000, respectively.

         The Company had a management consulting arrangement with a member of its Board of Directors. During 1998 and 1997, the Company paid approximately $69,000 and $286,000, respectively, under this consulting arrangement, which amounts include reimbursed expenses.

         Interest expense to related parties was $1,691,000 in 1996.

14.      QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

         Unaudited consolidated quarterly results of operations for 1998 and 1997 are as follows (in thousands, except per share amounts):


                                           First          Second           Third          Fourth
                                          Quarter         Quarter         Quarter         Quarter
                                          -------         -------         -------         -------
1998
----
Total revenues                            $15,723         $17,693         $15,194         $14,685
Gross profit                                3,261           4,979           4,364           5,281
Operating loss                             (8,491)        (11,100)        (15,265)         (6,800)
Loss before
   extraordinary item                     (11,589)        (14,067)        (18,484)         (9,788)
Extraordinary item                             --              --              --          18,867
Net income (loss)                         (11,589)        (14,067)        (18,484)          9,079
Income (loss) per share: (1)
   Before extraordinary item              $ (0.47)        $ (0.57)        $ (0.74)        $ (0.39)
   Extraordinary item                          --              --              --            0.76
   Basic and diluted income (loss)        $ (0.47)        $ (0.57)        $ (0.74)        $  0.37
Weighted average shares
   outstanding                             24,899          24,899          24,899          24,899

1997
----

Total revenues                            $10,890         $14,365         $16,172         $13,205
Gross profit                                2,285           2,151           3,316           3,350
Operating loss                             (7,537)         (6,928)         (6,414)         (7,811)
Net loss                                   (7,374)         (6,643)         (6,591)        (10,439)
Loss per share: (1)
   Basic and diluted loss                 $ (0.30)        $ (0.27)        $ (0.27)        $ (0.42)
Weighted average shares
   outstanding                             24,844          24,858          24,868          24,896

(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share amounts will not necessarily equal the total for the year.

                                                                    SCHEDULE II


                       HIGHWAYMASTER COMMUNICATIONS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                           Balance at        Charged to
                                          Beginning of       Costs and                                            Balance at
Description                                 Period            Expenses         Deductions          Other         End of Period
-----------                               -----------        ----------        ----------         -------        -------------
Year ended December 31, 1996
   Allowance for doubtful accounts        $   815,000           160,000          (201,000)              0        $   774,000
   Inventory reserves                         430,000         2,223,000          (405,000)              0          2,248,000
   Valuation allowance against
     deferred tax asset                    21,551,000        12,816,000                 0         378,000         34,745,000

Year ended December 31, 1997
   Allowance for doubtful accounts
     Accounts receivable                      774,000         1,427,000           (53,000)              0          2,148,000
     Other receivable                               0           900,000                 0               0            900,000
   Inventory reserves                       2,248,000           892,000        (1,931,000)              0          1,209,000
   Valuation allowance against
     deferred tax asset                    34,745,000        10,501,000                 0          58,000         45,304,000

Year ended December 31, 1998
   Allowance for doubtful accounts
     Accounts receivable                    2,148,000         6,650,000           (38,000)        768,000          9,528,000
     Other receivable                         900,000                 0          (900,000)              0                  0
   Inventory reserves                       1,209,000           332,000          (234,000)              0          1,307,000
   Valuation allowance against
       deferred tax asset                 $45,304,000        11,197,000                 0               0        $56,501,000

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
  3.1  -  Certificate of Incorporation of the Company, as amended.(1)(9)

  3.2  -  Amended and Restated By-Laws of the Company.(13)

  4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

  4.2  -  Warrant Certificate, dated September 27, 1996, issued to SBW.(7)

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
          Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

  4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney,
            Inc.(12)

  10.1 -  License Agreement, dated April 23, 1992, by and between Voice
          Control Systems and the Company (as successor to By-Word
          Technologies, Inc.).(1)

  10.2 -  Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William C. Saunders.
          (16)

  10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

  10.4 -  Release of HighwayMaster Communications, Inc. and HighwayMaster
          Corporation by William C. Saunders, dated December 15, 1998.(16)

  10.5 -  Release of William C. Saunders by HighwayMaster Communications,
          Inc. and HighwayMaster Corporation, dated December 15, 1998.(16)

  10.6 -  Amended and Restated 1994 Stock Option Plan of the Company, dated
          February 4, 1994, as amended.(1)(5)(6)

  10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)

  10.8 - Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
          Communications Corporation.(1)(2)

  10.9 -  Stock Option Agreement, dated June 22, 1998, by and between the
          Company and John Stupka.(16)

  10.10 - Services Agreement, dated March 20, 1996, between the Company and
          GTE-Mobile Communications Service Corporation.(3)(4)

  10.11 - Acknowledgment by William C. Saunders dated December 15, 1998.(16)

  10.12 - Amendment dated November 16, 1995 to that certain Mobile
          Communications (Voice and Data) Services Agreement, dated as of
          July 15, 1993, between the Company and EDS Personal Communications
          Corporation.(3)(4)

  10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick.(16)

  10.14 - Product Development Agreement, dated December 21, 1995, between the
          Company and IEX Corporation.(3)(4)

  10.15 - Technical Services Agreement, dated September 27, 1996, between the
          HighwayMaster Corporation and SBW.(7)

  10.16 - Letter Agreement, dated February 19, 1996, between the Company and
          IEX Corporation.(3)

  10.17 - Form of Adoption Agreement, Regional Prototype Cash or Deferred
          Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)

  10.18 - February 27, 1997 Addendum to Original Employment Letter dated
          September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere.(16)

  10.19 - Software Transfer Agreement, dated April 25, 1997 between the
          Company and Burlington Motor Carriers, Inc.(9)(10)

  10.20 - Employment Agreement, dated June 3, 1998, by and between
          HighwayMaster Corporation and Todd A. Felker.(16)

  10.21 - Employment Agreement, dated June 3, 1998, by and between
          HighwayMaster Corporation and William McCausland.(16)

  10.22 - Employment Agreement, dated May 29, 1998, by and between
          HighwayMaster Corporation and Jana Ahlfinger Bell.(14)

  10.23 - Lease Agreement, dated March 20, 1998, between HighwayMaster
          Corporation and Cardinal Collins Tech Center, Inc.(15)

  10.24 - First Amendment to Employment Agreement, dated September 15, 1998, by and between HighwayMaster Corporation and Jana A. Bell.(16)

  10.25 - Employment Agreement, dated November 24, 1998, by and between
          HighwayMaster Corporation and Michael Smith.(16)

  10.26 - September 18, 1998 Amended and Restated Stock Option Agreement of
          May 29, 1998, by and between the Company and Jana Ahlfinger Bell.
          (16)

  10.27 - Stock Option Agreement, dated August 12, 1998, by and between the
          Company and Jana Ahlfinger Bell.(16)

  10.28 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

  10.29 - September 18, 1998 Amended and Restated Stock Option Agreement of
          February 29, 1996, by and between the Company and William H.
          McCausland.(16)

  10.30 - Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland.(16)

  10.31 - September 18, 1998 Amended and Restated Stock Option Agreement of
          April 25, 1997, by and between the Company and Robert LaMere.(16)

  10.32 - September 18, 1998 Amended and Restated Stock Option Agreement of
          June 3, 1998, by and between the Company and Todd A. Felker(16)

  10.33 - Stock Option Agreement of November 24, 1998, by and between the
          Company and Michael Smith.(16)

  10.34 - Stock Option Agreement, dated April 4, 1995, by and between the
          Company and Terry Parker.(16)

  11    - Statement re: Computation of Per Share Earnings(16)

  21.1  - Subsidiaries of the Company(1)

  23.1  - Consent of PriceWaterhouseCoopers LLP, independent auditors.(16)

  24    - Powers of Attorney of directors and officers of the Company
          (included on signature pages to this Annual Report on Form 10-K).

  27    - Financial Data Schedule.(16)

---------------

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

   (14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

   (15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

   (16)  Filed herewith.