Form 10-Q
period 1999-03-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 1999-05-17
CIK 944400

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 1999
                                           --------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    --------------

                         Commission file number 0-26140
                                                -------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      51-0352879
-----------------------------------       --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


1155 Kas Drive, Suite 100, Richardson, Texas                    75081
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
    Title of each class                                May 11, 1999
----------------------------                 ----------------------------------
Common Stock, $.01 par value                            24,985,860

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                   Form 10-Q

                                     INDEX


                                                                                       PAGE
                                                                                      NUMBER
PART I.           FINANCIAL INFORMATION


Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 1999
                      and December 31, 1998                                                 1

                  Consolidated Statements of Operations for the
                      three months ended March 31, 1999 and 1998                            2

                  Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1999 and 1998                                  3

                  Consolidated Statement of Changes in Stockholders' Equity
                      (Deficit) for the three months ended March 31,1999                    4

                  Notes to Consolidated Financial Statements                                5-6


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         7-8

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                           8

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                         9

Item 2            Changes in Securities                                                     9

Item 3            Defaults Upon Senior Securities                                           9

Item 4            Submission of Matters to a Vote of Security Holders                       9

Item 5            Other Information                                                         9

Item 6            Exhibits and Reports on Form 8-K                                          10

Signatures                                                                                  11

                                   PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                                    March 31,     December 31,
                                                                      1999           1998
                                                                    ---------      ---------
Current assets:
  Cash and short-term investments                                   $  23,061      $  26,169
  Accounts receivable, net                                             14,525         14,585
  Inventory                                                            14,536         12,921
  Pledged securities - current portion                                 12,974         12,974
  Other current assets                                                  9,004            714
                                                                    ---------      ---------
     Total current assets                                              74,100         67,363
Network, equipment and software, net                                   21,130         20,649
Pledged securities - long-term portion                                  5,748         11,814
Other assets, net                                                       3,338          3,300
                                                                    ---------      ---------
     Total assets                                                   $ 104,316      $ 103,126
                                                                    =========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                  $   2,808      $  11,362
  Telecommunications costs payable                                      4,977          5,920
  Accrued interest payable                                                541          3,784
  Advance payments from customers                                      19,061          7,452
  Other current liabilities                                            11,453          9,702
                                                                    ---------      ---------
     Total current liabilities                                         38,840         38,220
Senior notes payable                                                   91,795         91,697
                                                                    ---------      ---------
     Total liabilities                                                130,635        129,917
                                                                    ---------      ---------

Stockholders' equity (deficit):
  Preferred Stock                                                        --             --
  Common Stock                                                            253            252
  Additional paid-in capital                                          149,562        149,481
  Accumulated deficit                                                (175,587)      (175,977)
  Treasury stock                                                         (547)          (547)
                                                                    ---------      ---------
     Total stockholders' equity  (deficit)                            (26,319)       (26,791)
Commitments and contingencies
                                                                    ---------      ---------
     Total liabilities and stockholders' equity (deficit)           $ 104,316      $ 103,126
                                                                    =========      =========






          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                         Three months ended
                                                             March 31,
                                                         1999          1998
                                                       --------      --------
Revenues:
  Product                                              $  4,340      $  4,627
  Service                                                12,741        11,096
                                                       --------      --------
     Total revenues                                      17,081        15,723
                                                       --------      --------
Cost of revenues:
  Product                                                 3,144         3,747
  Service (Note 5)                                        3,277         8,715
                                                       --------      --------
    Total cost of revenues                                6,421        12,462
                                                       --------      --------

Gross profit                                             10,660         3,261
                                                       --------      --------

Expenses:
  General and administrative                              3,389         3,334
  Customer service                                        1,818         3,364
  Sales and marketing                                       914         2,179
  Engineering                                               647         1,409
  Network services center                                   419           397
  Depreciation and amortization                           1,624         1,069
                                                       --------      --------
                                                          8,811        11,752
                                                       --------      --------

    Operating income (loss)                               1,849        (8,491)

Interest income                                             918         1,342
Interest expense                                         (3,342)       (4,440)
Other income (Note 5)                                       965          --
                                                       --------      --------
    Income (loss) before income taxes                       390       (11,589)
Income tax provision                                       --            --
                                                       --------      --------
    Net income (loss)                                  $    390      $(11,589)
                                                       ========      ========

Per share:
    Basic and diluted income (loss)                    $   0.02      $  (0.47)
                                                       ========      ========

Weighted average number of shares outstanding
   Basic                                                 24,993        24,899
                                                       ========      ========
   Diluted                                               25,444        24,899
                                                       ========      ========






          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                  Three months ended
                                                                       March 31,
                                                                 ----------------------
                                                                   1999          1998
                                                                 --------      --------
Cash flows from operating activities:
  Net income (loss)                                              $    390      $(11,589)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                  1,624         1,069
     Amortization of discount on notes payable                         98           130
     (Increase) decrease in accounts receivable                        60          (493)
     (Increase) in inventory                                       (1,615)       (1,755)
     Increase (decrease) in accounts payable                       (8,554)          266
     Increase (decrease) in accrued expenses and other
       current liabilities                                          9,175        (2,634)
     Other                                                         (8,426)          133
                                                                 --------      --------
          Net cash used in operating actitivies                    (7,248)      (14,873)
                                                                 --------      --------

Cash flows from investing actitivies:
     Additions to network and equipment                            (1,831)       (1,928)
     Additions to capitalized software                               (177)         (282)
     Decrease in pledged securities                                 6,066         7,593
     Decrease in temporary investments                               --           3,261
     Decrease in short-term investments                             2,457         1,414
                                                                 --------      --------
          Net cash provided by investing activitie                  6,515        10,058
                                                                 --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                           82          --
                                                                 --------      --------
          Net cash provided by financing activities                    82          --
                                                                 --------      --------
(Decrease) in cash and cash equivalents                              (651)       (4,815)
Cash and cash equivalents, beginning of year                       16,461        26,777
                                                                 --------      --------
Cash and cash equivalents, end of year                             15,810        21,962
Short-term investments                                              7,251        18,295
                                                                 --------      --------
Cash and short-term investments                                  $ 23,061      $ 40,257
                                                                 ========      ========
Supplemental cash flow information:
     Interest paid                                               $  6,487      $  8,212
                                                                 ========      ========







          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)


                                                        Preferred Stock      Common Stock     Additional
                                                        ---------------   -------------------   Paid-in
                                                        Shares  Amount      Shares     Amount   Capital
                                                        -----   ------    ----------   -----   ---------
Stockholders' equity (deficit) at December 31, 1998     1,000   $   --    25,210,983   $ 252   $ 149,481
     Exercise of stock options                                                68,974       1          81
     Net income
                                                        -----   ------    ----------   -----   ---------
Stockholders' equity (deficit) at March 31, 1999        1,000   $   --    25,279,957   $ 253   $ 149,562
                                                        =====   ======    ==========   =====   =========


                                                          Treasury Stock
                                                         ----------------   Accumulated
                                                         Shares    Amount     Deficit       Total
                                                         -------   ------   ----------    --------
Stockholders' equity (deficit) at December 31, 1998      311,997   $(547)   $ (175,977)   $(26,791)
     Exercise of stock options                                                                  82
     Net income                                                                    390         390
                                                         -------   -----    ----------    --------
Stockholders' equity (deficit) at March 31, 1999         311,997   $(547)   $ (175,587)   $(26,319)
                                                         =======   =====    ==========    ========







          See accompanying notes to consolidated financial statements.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                  (Unaudited)


1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services, to meet the needs of its customers. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies which operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management control services at a fixed rate per minute, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. During the third quarter of 1998, the Company began delivery of mobile communication units ("mobile units") for use in a service vehicle application. The Company is currently developing additional applications for its network to expand the range of its commercial dispatch and tracking services to broader lines of business.

                  The Company's revenues are derived primarily from the sales and installation of mobile units and charges for its services.


2.       BASIS OF PRESENTATION

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature except as described in Note 5) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       EARNINGS PER SHARE

                  Basic earnings per share for the three months ended March 31, 1998 and 1999 is computed using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three months ended March 31, 1999 is computed using the weighted average shares from the basic calculation plus the number of additional shares that would have been issued from the exercise of in the money stock options, net of the shares that would be able to be repurchased from the stock option proceeds (the "treasury stock method"). The calculation of basic and diluted earnings per share is identical for the three months ended March 31, 1998.

4.       INVENTORIES

                                                      March 31,           December 31,
                                                         1999                 1998
                                                     ------------         ------------
         Complete systems                            $    188,000         $  1,577,000
         Component parts                                  586,000              826,000
         Equipment shipped not yet accepted            13,762,000           10,518,000
                                                     ------------         ------------
                                                     $ 14,536,000         $ 12,921,000
                                                     ============         ============

5.       UNUSUAL ITEMS

                  During the three months ended March 31, 1999 the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached with GTE Wireless, Inc. and GTE Telecommunications Incorporated on May 3, 1999. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility. The effect of these credits was to increase income by $3,724,000, of which $3,580,000 is reflected as a reduction in "cost of service revenue" in the accompanying Consolidated Statements of Operations.

                  Also, during the three months ended March 31, 1999, the Company recorded the benefit from the settlement of the litigation with AT&T Corp. The proceeds of this settlement, net of related expenses, are reflected as "other income" in the accompanying Consolidated Statements of Operations.

                  The increases in "other current assets" and "other accrued liabilities" at March 31, 1999, in the accompanying Consolidated Balance Sheets, are primarily due to accruals related to the above items.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Total revenues increased 8.6% to $17.1 million in 1999 from $15.7 million in 1998. Product revenues decreased 6.2% from $4.6 million in 1998 to $4.3 million in 1999. The Company continued shipping mobile units in connection with a major contract received during 1998 for a service vehicle application. However, the 3,706 mobile units shipped and placed in service during the first quarter in connection with this contract are not reflected in product revenues because the earning process was not complete at March 31, 1999. Service revenues increased 14.8% to $12.7 million in 1999 as compared to $11.1 million in 1998 due to the increased installed base of mobile units. The installed base of mobile units increased 47.4% to 52,263 mobile units at March 31, 1999 from 35,454 mobile units at March 31, 1998. Average monthly revenue per mobile unit decreased 21.1% to $82.57 in 1999 from $104.64 in 1998. This decrease is caused by (i) the decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues, and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Product gross profit margin was 27.6% in 1999 compared to 19.0% in 1998. The improvement in product gross profit margin is primarily attributable to an increase in the average sales price per mobile unit combined with a decrease in the average cost per mobile unit sold. Variations in the average sales price per mobile unit occur as a result of product mix and tier pricing. The lower average cost per mobile unit is attributable to lower costs as a result of completing the transition to a new manufacturer effective April 1,1998.

         Service gross profit margin was 74.3% in 1999 compared to 21.5% in 1998. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $3.6 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, service gross profit margin would have been 46.2%. The increase in service margin from 21.5% to 46.2% is primarily as a result of (i) the additional access fees generated by the 45.7% increase in the average installed base of mobile units from the first quarter of 1998 to the first quarter of 1999, (ii) the effect of a new lower cost contract with one of the Company's major vendors that was retroactively effective in the first quarter of 1999 and
(iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 25.0% to $8.8 million in 1999 from $11.8 million in 1998. This decrease is primarily as a result of the restructuring decisions made in the second and third quarters of 1998. The average number of employees decreased 35.0% from the first quarter of 1998 to the first quarter of 1999. Sales and marketing expense and engineering expense decreased significantly because the first quarter of 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998. General and administrative expense decreased significantly, but the decreases were offset by an increase in bad debt expense of approximately $0.4 million. The Company records bad debt expense as a percent of sales. The increase in bad debt expense is due to the increase in sales from 1998 to 1999 and due to an increase in the percentage rate used for the calculation of the bad debt provision based on experience gained during 1998.

         Interest income was $0.9 million in 1999 compared to $1.3 million in 1998. Interest expense was $3.3 million in 1999 compared to $4.4 in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments and Senior Notes payable.

         Other income reflects the proceeds from the settlement of the litigation with AT&T Corp., net of related costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments balances decreased $3.1 million from $26.2 million at December 31, 1998 to $23.1 million at March 31, 1999. The Company's first quarter 1999 operating results, excluding unusual items, are in line with the Company's expectations as a result of the restructuring. However, essential to the Company's viability is the successful completion of the major contract under which the Company has installed 12,392 mobile units from contract inception through March 31, 1999. Should this contract not be successfully completed, the Company may be required to refund the $19.1 million of advance payments received on this contract as reflected in the accompanying Consolidated Balance Sheet. Management expects this contract will be successfully completed during 1999. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors in addition to the successful completion of the above referenced contract, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long-term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to (i) increase the installed base of mobile units in service and improve the efficiency of its operations, so as to reduce or eliminate its operating losses, or (ii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt and equity financing on satisfactory terms, if at all.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company will be able to continue to maintain or increase gross service margins and revenues, reduce operating costs or achieve sustained operational profitability. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

               HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings --

         AT&T Litigation. As previously reported, on February 16, 1996, the Company filed a lawsuit in the U.S. District Court, Northern District of Texas, Dallas Division against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging, among other things, trade secret misappropriation, patent infringement and breach of contract. The Company, AT&T and Lucent are in the process of formalizing the settlement agreements and dismissing the lawsuit.

         Aeris Litigation. On February 23, 1999, Aeris Communications, Inc. filed an Original Complaint against the Company in the United States District Court for the Northern District of California alleging that the certain of the Company's products may infringe Aeris' United States Patent No. 5,594,740. Aeris has not served the lawsuit pursuant to a standstill agreement reached between the parties. The parties are currently in negotiations in an effort to resolve the disputes. However, there can be no assurance that the Company will be able to resolve these disputes. If it were determined that any of the Company's products infringed a valid patent held by Aeris, the Company may be required to cease marketing of such products, to obtain licenses (which might require the payment of past and future royalties) from Aeris or to redesign such products to avoid infringement. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on the Company and its business, financial condition and results of operations. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for additional information regarding this lawsuit.


Item 2.  Changes in Securities  --   None.

Item 3.  Defaults Upon Senior Securities  --  None.

Item 4.  Submission of Matters to a Vote of Security Holders  --  None

Item 5.  Other Information  -

                  GTE Wireless, Inc. ("GTE Wireless") and GTE Telecommunications Incorporated (GTE- TSI"). As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, a dispute had arisen between GTE Wireless, GTE-TSI and the Company related to the execution of a Transition Agreement and certain intellectual property provisions in the Fleet-on-Track Service Agreement.

                  On May 3, 1999, GTE-TSI, GTE Wireless and the Company reached a global resolution of all contractual and intellectual property disputes between the companies. As part of the resolution, on May 3, 1999, GTE-TSI and the Company executed a new Fleet-on-Track Service Agreement with reduced service fee pricing. In exchange for a release and covenant not to sue, GTE Wireless paid the Company credits due from cellular carriers for improperly billed cellular calls, and GTE-TSI discharged certain service fees owed by the Company to GTE-TSI. Additionally, GTE Wireless provided the Company with a release of and covenant not to sue over certain alleged claims arising out of the GTE Wireless service agreement. Finally, the Company granted to GTE-TSI a fully paid-up, royalty free, non-exclusive license to certain patents and patents pending owned by the Company. Furthermore, GTE Wireless and the Company executed a Transition Agreement wherein GTE Wireless will continue to provide the services until the earlier of September 30, 1999 or the date that the Company actually transitions to Southwestern Bell Mobile Systems, Inc. ("SBMS"), its new administrative carrier.

                  There can be no assurances that the Company will be able to transition to SBMS without incident and the failure to transition to SBMS without incident may have a material adverse effect on the Company's business, financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See the Index to Exhibits.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      HIGHWAYMASTER COMMUNICATIONS, INC.

Date: May 12, 1999


                                      By: /s/ Jana Ahlfinger Bell
                                          -------------------------------------
                                          Jana Ahlfinger Bell
                                          President and Chief Executive Officer




                                      By: /s/ W. Michael Smith
                                          -------------------------------------
                                          W. Michael Smith
                                          Executive Vice President and Chief
                                          Financial Officer (Principal
                                          Financial Officer)

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

     4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney,
            Inc.(12)

    10.1  - License Agreement, dated April 23, 1992, by and between Voice
            Control Systems and the Company (as successor to By-Word
            Technologies, Inc.)(1)

    10.2  - Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William C. Saunders.
            (16)

    10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

    10.4  - Release of HighwayMaster Communications, Inc. and HighwayMaster
            Corporation by William C. Saunders, dated December 15, 1998. (16)

    10.5  - Release of William C. Saunders by HighwayMaster Communications, Inc.
            and HighwayMaster Corporation, dated December 15, 1998. (16)

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

    10.9  - Stock Option Agreement, dated June 22, 1998, by and between the
            Company and John Stupka. (16)

   10.10   - Services Agreement, dated March 20, 1996, between the Company and
             GTE-Mobile Communications Service Corporation.(3)(4)

   10.11   - Acknowledgment by William C. Saunders dated December 15, 1998. (16)

   10.12   - Amendment dated November 16, 1995 to that certain Mobile
             Communications (Voice and Data) Services Agreement, dated as of
             July 15, 1993, between the Company and EDS Personal Communications
             Corporation.(3)(4)

   10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick. (16)

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

   10.18 - February 27, 1997 Addendum to Original Employment Letter dated
           September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere. (16)

   10.19 - Software Transfer Agreement, dated April 25, 1997 between the
           Company and Burlington Motor Carriers, Inc.(9)(10)

   10.20 - Employment Agreement, dated June 3, 1998, by and between
           HighwayMaster Corporation and Todd A. Felker. (16)

   10.21 - Employment Agreement, dated June 3, 1998, by and between
           HighwayMaster Corporation and William McCausland.(16)

   10.22 - Employment Agreement, dated May 29, 1998, by and between
           HighwayMaster Corporation and Jana Ahlfinger Bell. (14)

   10.23 - Lease Agreement, dated March 20, 1998, between HighwayMaster
           Corporation and Cardinal Collins Tech Center, Inc.(15)

   10.24 - First Amendment to Employment Agreement, dated September 15, 1998, by and between HighwayMaster Corporation and Jana A. Bell. (16)

   10.25 - Employment Agreement, dated November 24, 1998, by and between
           HighwayMaster Corporation and Michael Smith. (16)

   10.26 - September 18, 1998 Amended and Restated Stock Option Agreement of
           May 29, 1998, by and between the Company and Jana Ahlfinger Bell.
           (16)

   10.27 - Stock Option Agreement, dated August 12, 1998, by and between the
           Company and Jana Ahlfinger Bell. (16)

   10.28 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell. (16)

   10.29 - September 18, 1998 Amended and Restated Stock Option Agreement of
           February 29, 1996, by and between the Company and William H.
           McCausland. (16)

   10.30 - Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland. (16)

   10.31 - September 18, 1998 Amended and Restated Stock Option Agreement of
           April 25, 1997, by and between the Company and Robert LaMere. (16)

   10.32 - September 18, 1998 Amended and Restated Stock Option Agreement of
           June 3, 1998, by and between the Company and Todd A. Felker (16)

   10.33 - Stock Option Agreement of November 24, 1998, by and between the
           Company and Michael Smith. (16)

   10.34 - Stock Option Agreement, dated April 4, 1995, by and between the
           Company and Terry Parker. (16)

   10.35 - Agreement No. 980427 between Southwestern Bell Telephone Company,
           Pacific Bell, Nevada Bell, Southern New England Telephone and
           HighwayMaster Corporation executed on January 13, 1999 (17)(18)

   10.36 - Administrative Carrier Agreement entered into between HighwayMaster and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (17)(18)

   10.37 - Addendum to Agreement entered into between HighwayMaster and International Telecommunication Data Systems, Inc. on February 4,
           1999 (17)(18)

   10.38 - Second Addendum to Agreement entered into between HighwayMaster and
           International Telecommunication Data Systems, Inc. on February 4,
           1999 (17)(18)

   10.39 - Manufacturing and Equipment Purchase Agreement entered into between
           HighwayMaster and Wireless Link Corporation on March 9, 1999 (17)(18)

   10.40 - Agreement entered into between HighwayMaster and Cellemetry LLC on
           January 19, 1999 (17)(18)

   10.41 - Agreement entered into between HighwayMaster and Cellemetry LLC on
           January 19, 1999 (17)(18)



   10.42 - Agreement entered into between HighwayMaster and Cellemetry LLC on
           January 19, 1999 (17)(18)

   10.43 - Agreement entered into between HighwayMaster and Cellemetry LLC on
           January 7, 1999 (17)(18)

   11    - Statement re Computation of Per Share Earnings (18)

   27    - Financial Data Schedule (18)

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

(14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

(15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

(16) Filed in connection with the Company's Form 10-K fiscal year ended December 31, 1998.

(17) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on even date herewith.

(18) Filed herewith.