Form 10-Q
period 1999-06-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1999-08-16
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 1999
                                           -------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------   ---------------

                         Commission file number  0-26140
                                                 -------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                                      51-0352879
------------------------------------------------------------------------------------------------------
      (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
      incorporation or organization)


      1155 Kas Drive, Suite 100, Richardson, Texas                               75081
------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code        (972) 301-2000
                                                                --------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
      Title of each class                              August 1, 1999
-----------------------------                ----------------------------------
Common Stock, $.01 par value                           24,985,860

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                                          PAGE
                                                                                          NUMBER
PART I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at June 30, 1999
                      and December 31, 1998                                                 1

                  Consolidated Statements of Operations for the
                      three months and six months ended June 30,
                      1999  and 1998                                                        2

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30,1999  and 1998                                   3

                  Consolidated Statement of Changes in Stockholders'
                      Equity (Deficit) for the six months ended
                      June 30, 1999                                                         4

                  Notes to Consolidated Financial Statements                                5-6


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                         7-9

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                           9

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                         10

Item 2            Changes in Securities                                                     10

Item 3            Defaults Upon Senior Securities                                           10

Item 4            Submission of Matters to a Vote of Security Holders                       10

Item 5            Other Information                                                         10

Item 6            Exhibits and Reports on Form 8-K                                          11

Signatures                                                                                  12

                         PART I - FINANCIAL INFORMATION

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS

                                                                            June 30,      December 31,
                                                                             1999             1998
                                                                           ---------      ------------
Current assets:
  Cash and short-term investments                                          $  22,376      $     26,169
  Accounts receivable, net                                                    19,871            14,585
  Inventory                                                                    9,248            12,921
  Pledged securities - current portion                                        12,974            12,974
  Other current assets                                                         3,510               714
                                                                           ---------      ------------
     Total current assets                                                     67,979            67,363
Network, equipment and software, net                                          20,119            20,649
Pledged securities - long-term portion                                         6,049            11,814
Other assets, net                                                              3,165             3,300
                                                                           ---------      ------------
     Total assets                                                          $  97,312      $    103,126
                                                                           =========      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                         $   5,986      $     11,362
  Telecommunications costs payable                                             4,979             5,920
  Accrued interest payable                                                     3,784             3,784
  Advance payments from customers                                              9,420             7,452
  Other current liabilities                                                    7,359             9,702
                                                                           ---------      ------------
     Total current liabilities                                                31,528            38,220
Senior notes payable                                                          91,893            91,697
                                                                           ---------      ------------
     Total liabilities                                                       123,421           129,917
                                                                           ---------      ------------

Stockholders' equity (deficit):
  Preferred Stock                                                                 --                --
  Common Stock                                                                   254               252
  Additional paid-in capital                                                 149,583           149,481
  Accumulated deficit                                                       (175,399)         (175,977)
  Treasury stock                                                                (547)             (547)
                                                                           ---------      ------------
     Total stockholders' equity  (deficit)                                   (26,109)          (26,791)
Commitments and contingencies
                                                                           ---------      ------------
     Total liabilities and stockholders' equity (deficit)                  $  97,312      $    103,126
                                                                           =========      ============

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                    Three months ended          Six months ended
                                                         June 30,                   June 30,
                                                  ----------------------      ----------------------
                                                    1999          1998          1999          1998
                                                  --------      --------      --------      --------
Revenues:
  Product                                         $ 19,447      $  5,459      $ 23,787      $ 10,086
  Service                                           13,751        12,234        26,492        23,330
                                                  --------      --------      --------      --------
     Total revenues                                 33,198        17,693        50,279        33,416
                                                  --------      --------      --------      --------
Cost of revenues:
  Product                                           14,617         4,159        17,761         7,906
  Service (Note 5)                                   6,636         8,555         9,913        17,270
                                                  --------      --------      --------      --------
    Total cost of revenues                          21,253        12,714        27,674        25,176
                                                  --------      --------      --------      --------

Gross profit                                        11,945         4,979        22,605         8,240
                                                  --------      --------      --------      --------

Expenses:
  General and administrative                         3,671         6,858         7,060        10,192
  Customer service                                   2,006         3,061         3,824         6,425
  Sales and marketing                                1,171         2,328         2,085         4,507
  Engineering                                          726         1,671         1,373         3,080
  Network services center                              387           438           806           835
  Severance cost                                        --           445            --           445
  Depreciation and amortization                      1,635         1,278         3,259         2,347
                                                  --------      --------      --------      --------
                                                     9,596        16,079        18,407        27,831
                                                  --------      --------      --------      --------

    Operating income (loss)                          2,349       (11,100)        4,198       (19,591)

Interest income                                        497         1,485         1,415         2,827
Interest expense                                    (3,396)       (4,452)       (6,738)       (8,892)
Other income (Note 5)                                  738            --         1,703            --
                                                  --------      --------      --------      --------
    Income (loss) before income taxes                  188       (14,067)          578       (25,656)
Income tax provision                                    --            --            --            --
                                                  --------      --------      --------      --------
    Net income (loss)                             $    188      $(14,067)     $    578      $(25,656)
                                                  ========      ========      ========      ========

Per share:
    Basic and diluted income (loss)               $   0.01      $  (0.56)     $   0.02      $  (1.03)
                                                  ========      ========      ========      ========

Weighted average number of shares outstanding
   Basic                                            24,981        24,899        24,956        24,899
                                                  ========      ========      ========      ========
   Diluted                                          25,308        24,899        25,340        24,899
                                                  ========      ========      ========      ========

          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                  Six months ended
                                                                                      June 30,
                                                                               ----------------------
                                                                                 1999          1998
                                                                               --------      --------
Cash flows from operating activities:
  Net income (loss)                                                            $    578      $(25,656)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                3,259         2,347
     Amortization of discount on notes payable                                      196           260
     (Increase) in accounts receivable                                           (5,286)       (2,048)
     Decrease in inventory                                                        3,673         1,112
     (Decrease) in accounts payable                                              (5,376)       (3,097)
     Increase (decrease) in accrued expenses and other current liabilities       (1,316)        4,169
     Other                                                                       (2,856)          685
                                                                               --------      --------
          Net cash used in operating activities                                  (7,128)      (22,228)
                                                                               --------      --------

Cash flows from investing activities:
     Additions to network and equipment                                          (2,109)       (4,572)
     Additions to capitalized software                                             (425)         (913)
     Decrease in pledged securities                                               5,765         6,919
     Decrease in temporary investments                                               --         4,391
     Decrease in short-term investments                                           5,553         8,377
                                                                               --------      --------
          Net cash provided by investing activities                               8,784        14,202
                                                                               --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                        104            --
                                                                               --------      --------
          Net cash provided by financing activities                                 104            --
                                                                               --------      --------
Increase (decrease) in cash and cash equivalents                                  1,760        (8,026)
Cash and cash equivalents, beginning of period                                   16,461        26,777
                                                                               --------      --------
Cash and cash equivalents, end of period                                         18,221        18,751
Short-term investments                                                            4,155        11,332
                                                                               --------      --------
Cash and short-term investments                                                $ 22,376      $ 30,083
                                                                               ========      ========

Supplemental cash flow information:
     Interest paid                                                             $  6,487      $  8,212
                                                                               ========      ========


          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)

                                                              Preferred Stock             CommonStock          Additional
                                                         -----------------------   -------------------------     Paid-in
                                                            Shares       Amount       Shares         Amount      Capital
                                                         ------------   --------   -------------   ---------   -----------
Stockholders' equity (deficit) at December 31, 1998             1,000   $     --      25,210,983   $     252   $   149,481
     Exercise of stock options                                                            86,874           2           102
     Net income
                                                         ------------   --------   -------------   ---------   -----------
Stockholders' equity (deficit) at June 30, 1999                 1,000   $     --      25,297,857   $     254   $   149,583
                                                         ============   ========   =============   =========   ===========


                                                               Treasury Stock
                                                            ------------------------   Accumulated
                                                               Shares       Amount       Deficit       Total
                                                            -----------   ----------  -------------  ---------
Stockholders' equity (deficit) at December 31, 1998             311,997   $     (547) $    (175,977) $ (26,791)
     Exercise of stock options                                                                             104
     Net income                                                                                 578        578
                                                            -----------   ----------  -------------  ---------
Stockholders' equity (deficit) at June 30, 1999                 311,997   $     (547) $    (175,399) $ (26,109)
                                                            ===========   ==========  =============  =========







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

3.       EARNINGS PER SHARE

                  Basic earnings per share for the three and six months ended June 30, 1998 and 1999 is computed using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three and six months ended June 30, 1999 is computed using the weighted average shares from the basic calculation plus the number of additional shares that would have been issued from the exercise of in the money stock options, net of the shares that would be able to be repurchased from the stock option proceeds (the "treasury stock method"). The calculation of basic and diluted earnings per share is identical for the three and six months ended June 30, 1998.

4.       INVENTORIES

                                                June 30,       December 31,
                                                  1999             1998
                                               -----------     ------------
         Complete systems                      $   705,000     $  1,577,000
         Component parts                           518,000          826,000
         Equipment shipped not yet accepted      8,025,000       10,518,000
                                               -----------     ------------
                                               $ 9,248,000     $ 12,921,000
                                               ===========     ============

5.       UNUSUAL ITEMS

                  During the three months ended March 31, 1999, the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached with GTE Wireless, Inc. and GTE Telecommunications Incorporated. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility. The effect of these credits was to increase income by $3,724,000, of which $3,580,000 is reflected as a reduction in "cost of service revenue" in the accompanying Consolidated Statements of Operations. During the three months ended June 30, 1999, an additional $809,000 of credits related to this settlement were recorded as a reduction in cost of service revenue. Total non-recurring credits to cost of service revenue for the three months and six months ended June 30, 1999 aggregated $809,000 and $4,389,000, respectively.

                  During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. During the three months ended June 30, 1999, the Company and the customer negotiated a settlement agreement, the terms of which include termination of the contract and the return of approximately 2,800 mobile units to the Company that had been installed by the customer. "Other income" for the three months and six months ended June 30, 1999 includes a gain of approximately $750,000 related to this settlement. Also included in other income for the six months ended June 30, 1999 is the benefit from the settlement of the litigation with AT&T Corp., representing the proceeds from the settlement, net of related expenses, which was recorded in the first quarter of 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

          Total revenues increased 87.6% to $33.2 million in 1999 from $17.7 million in 1998. Product revenues increased from $5.5 million in 1998 to $19.4 million in 1999. The increase in product revenues is as a result of recognizing $14.8 million of revenues on the service vehicle contract entered into during the third quarter of 1998 which required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Delivery of all of the features required by the contract and customer acceptance were obtained during the second quarter for 7,717 mobile units. The Company currently expects to meet the acceptance criteria during 1999 for the remaining 6,861 mobile units installed under this contract at June 30, 1999, of which 1,455 units were shipped and placed in service during the three months ended June 30, 1999. The increase in product revenues from the service vehicle contract offset a 30.0% decrease in shipments of mobile units related to the Company's long-haul trucking application. Service revenues increased 12.4% to $13.8 million in 1999 as compared to $12.2 million in 1998 due to the increased installed base of mobile units. The installed base of mobile units increased 42.3% to 52,751 mobile units at June 30, 1999 from 37,082 mobile units at June 30, 1998. Average monthly revenue per mobile unit decreased 24.2% to $82.81 in 1999 from $109.31 in 1998. The decrease was attributable to: (i) the Company's decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Service gross profit margin was 51.7% in 1999 compared to 30.1% in 1998. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $0.8 million of credits related to a contract settlement. Excluding the effect of these credits, service gross profit margin would have been 45.9%. The increase in service margin from 30.1% to 45.9% is primarily as a result of: (i) the additional access fees generated by the 42.2% increase in the average installed base of mobile units from 1998 to 1999; (ii) the effect of a new lower cost contract with one of the Company's major vendors; and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 40.3% to $9.6 million in 1999 from $16.1 million in 1998. This decrease is primarily as a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $3.2 million for bad debt expense, sales tax liability, and severance costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 to 1999 would have been 25.1%. The average number of employees decreased 35.5% from 1998 to 1999. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998.

         Interest income was $0.5 million in 1999 compared to $1.5 million in 1998. Interest expense was $3.4 million in 1999 compared to $4.5 in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments and Senior Notes payable.

         Other income reflects the gain from the settlement of a customer contract as more fully described in Note 5 to the accompanying consolidated financial statements.

         Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,
1998

         Total revenues increased 50.5% to $50.3 million in 1999 from $33.4 million in 1998. Product revenues increased from $10.1 million in 1998 to $23.8 million in 1999. The increase in product revenues is as a result of recognizing $14.8 million of revenues on the service vehicle contract entered into during the third quarter of 1998 which required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Delivery of all of the features required by the contract and customer acceptance were obtained during 1999 for 7,717 mobile units. The Company currently expects to meet the acceptance criteria during 1999 for the remaining 6,861 mobile units installed under this contract at June 30, 1999, of which 3,650 units were shipped and placed in service during the six months ended June 30, 1999. The increase in product revenues from the service vehicle contract offset a 19.4% decrease in shipments of mobile units related to the Company's long-haul trucking application. Service revenues increased 13.6% to $26.5 million in 1999 as compared to $23.3 million in 1998 due to the increased installed base of mobile units. The installed base of mobile units increased 42.3% to 52,751 mobile units at June 30, 1999 from 37,082 mobile units at June 30, 1998. Average monthly revenue per mobile unit decreased 22.5% to $82.69 in 1999 from $106.67 in 1998. The decrease was attributable to: (i) the decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Service gross profit margin was 62.6% in 1999 compared to 26.0% in 1998. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits related to a contract settlement. Excluding the effect of these credits, service gross profit margin would have been 46.0%. The increase in service margin from 26.0% to 46.0% is primarily as a result of: (i) the additional access fees generated by the 45.2% increase in the average installed base of mobile units;
(ii) the effect of a new lower cost contract with one of the Company's major vendors, and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 33.9% to $18.4 million in 1999 from $27.8 million in 1998. This decrease is primarily as a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $3.2 million for bad debt expense, sales tax liability, and severance costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 to 1999 would have been 25.1%. The average number of employees decreased 35.0% from 1998 to 1999. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998.

         Interest income was $1.4 million in 1999 compared to $2.8 million in 1998. Interest expense was $6.7 million in 1999 compared to $8.9 in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments and Senior Notes payable.

         Other income reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses, as more fully described in Note 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments balances decreased $3.8 million from $26.2 million at December 31, 1998 to $22.4 million at June 30, 1999. The Company's second quarter 1999 operating results, excluding unusual items, are in line with the Company's expectations as a result of the restructuring. However, essential to the Company's viability is the successful completion of the remaining portion of the service vehicle application contract. Should this contract not be successfully completed, the Company may be required to refund the $9.4 million of advance payments received on this contract as reflected in the accompanying Consolidated Balance Sheet. Management currently expects this contract will be successfully completed during 1999. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors in addition to the successful completion of the above referenced contract, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long-term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to: (i) increase the installed base of mobile units in service and improve the efficiency of its operations, so as to reduce or eliminate its operating losses; or (ii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

YEAR 2000

         The Year 2000 problem, also known as "Y2K," refers to the inability of some computer programs and microprocessors to interpret dates beyond December 31, 1999. The Y2K problem can be traced to the early days of computers when memory and data storage were very expensive. To conserve these limited resources, computer programmers decided to use just two digits in the date fields to identify calendar year. Thus, for example, the year 1999 would be identified as "99." The assumption is that the date is within the twentieth century. In the year 2000, this assumption will be invalid and some systems will not properly recognize dates. On January 1, 2000, many computer programs in mainframes, microcomputers, client/servers, personal computers and embedded systems may recognize the year "00" as 1900 rather than 2000. Because many computer functions are date-sensitive, this error may cause such systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, many computer applications could fail or create erroneous results as of or prior to the Year 2000. Errors may occur in chronological sorting, in date comparisons, duration calculations and other time and date sensitive processing.

         The Company is taking the appropriate steps to insure its operations, products and services will not be adversely impacted by potential Year 2000 failures. The Company has established a Year 2000 project team, which includes employees with various functional responsibilities and outside consultants. The Year 2000 readiness project is overseen by senior management of the Company with regular progress reports made to the Board of Directors.

         The project team has identified five phases in becoming Year 2000 compliant: (1) locating, listing, and prioritizing specific technology that is potentially subject to Year 2000 challenges; (2) assessment and determining the element of risk that exists through inquiry, research and testing; (3) resolving Year 2000 related issues that were identified in previous phases by repair in a testing environment; (4) validation testing, monitoring, obtaining certification, and verifying the correct manipulation of dates and date related data, including the systems of material third parties; and (5) implementation, installation, integration and application of Year 2000 ready solutions by replacement, upgrade or repair of technology systems, including those of material third parties. Finally, the Company engaged two third party consulting firms to assist the Company in assessing our products and internal systems.

         State of Readiness. The Year 2000 project team in conjunction with the third party consulting firms have jointly determined that: (1) the Company's hardware and software products including embedded microprocessors are Year 2000 compliant with some minor exceptions; and (2) that the Company's internal information processing systems including embedded microprocessors are Year 2000 compliant with non-material exceptions. Solutions for the minor issues with the Company's hardware and software products are in place or in development for deployment in the third quarter of 1999. Some upgrades will be required for older versions of Company's products. The Company's Network Services Center ("NSC") is in the final stages of testing with no material Year 2000 issues yet identified. The Company expects testing of the NSC to be completed in the third quarter of 1999. The Company has not deferred any specific projects, goals, or objectives relating to its operations as a result of Year 2000 compliance efforts.

         The Company has requested written Year 2000 compliance status reports from each of its material vendors and suppliers. It is the policy of the Company to continue to seek requests for Year 2000 compliance status reports from material vendors and suppliers until such status reports are obtained. To date, the Company has received such reports from the majority of its material vendors and suppliers with no material non-compliance issues identified.

         Costs. Management believes the cost of becoming Year 2000 compliant will be approximately $650,000 during 1999. Year to date expenditures have reached approximately $456,000 and we anticipate completing our compliance efforts within budget. All costs associated with Year 2000 readiness and remediation will be funded from operating cash flows.

         Risks. While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions in a timely manner, there can be no certainty that the implementation of solutions will be made in a timely manner. The inability to address all issues in a timely and successful manner could have a material adverse effect on the Company's financial condition and results of operations. Although the Company does not expect the cost to have a material adverse effect on its financial condition or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company's products and services are materially dependent upon third party service providers including local telephone companies, cellular service providers and long distance telephone companies for proper operation. Additionally, the Company's ability to bill its customers for enhanced services is materially dependent on third party billing companies. Finally, the Company's ability to provide products for sale is materially dependent on third party manufacturers and suppliers. The failure of these third parties to provide Year 2000 compliant products and/or services could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, the inability of the Company to provide services to its customers, bill existing customers, accept new orders for products and services, and/or perform other customer care tasks.

         Contingency Plans. Contingency planning is an integral part of the Company's Year 2000 preparedness. Because of the many uncertainties that exist, the Company's readiness and remediation methodology dictates that contingency plans be established for likely non-compliance scenarios. The Company is continually developing contingency plans as new risks are uncovered and will continue to plan and implement contingency plans throughout the third and fourth quarters of 1999.

         The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the Year 2000 readiness of material third party vendors and suppliers and the Company's ability to respond to unforseen Year 2000 compliance issues.

FORWARD LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations", "---Liquidity and Capital Resources," and "---Year 2000" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company will be able to obtain customer acceptance during 1999 of the remaining regional service vehicle units, which would have a material adverse effect on the Company's results of operations and financial condition. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.


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

                  Aeris Litigation. On February 23, 1999, Aeris Communications, Inc. filed an Original Complaint against the Company in the United States District Court for the Northern District of California alleging that the certain of the Company's products may infringe Aeris' United States Patent No. 5,594,740. On June 17, 1999, Aeris and the Company concluded a formal settlement agreement resolving all disputes raised in the litigation. As part of the settlement agreement, the parties dismissed the lawsuit and cross-licensed certain patents and related pending patent applications involving application-specific data messaging services on cellular control channels.

Item 2.    Changes in Securities  --   None.

Item 3.    Defaults Upon Senior Securities  --  None.

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 25, 1999. At the Annual Meeting, the stockholders of the Company: (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) ratified the selection of PriceWaterhouseCoopers LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 1999.

                  The Company had 24,967,960 shares of Common Stock outstanding as of March 26, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 18,479,893 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

                  Proposal 1:    Election of Directors

                                                     Shares Voting              Shares
                  Director                              In Favor                Withheld
                  --------                           -------------              --------
                  Jana Ahlfinger Bell                18,455,510                 24,383
                  William C. Kennedy, Jr.            18,442,860                 37,033
                  Stephen L. Greaves                 18,452,310                 27,583
                  Terry S. Parker                    18,441,060                 38,833
                  Gerry C. Quinn                     18,448,360                 31,533
                  John Stupka                        18,453,110                 26,783

                  Proposal 2:  Ratification of PricewaterhouseCoopers LLP as the
                               Company's Independent Accountants

                               Votes in favor:           18,467,454
                               Votes against:            9,000
                               Abstentions:              3,439

Item 5.    Other Information  -

GTE Wireless, Inc. ("GTE Wireless"). As previously reported, GTE Wireless and the Company executed a Transition Agreement wherein GTE Wireless would continue to provide administrative carrier services until the earlier of September 30, 1999 or the date that the Company actually transitions to Southwestern Bell Mobile Systems, Inc. ("SBMS"), its new administrative carrier. The Company currently expects to complete the transition to SBMS on or about August 16, 1999.

                  There can be no assurances that the Company will be able to transition to SBMS without incident and the failure to transition to SBMS may have a material adverse effect on the Company's business, financial condition or results of operations.


Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See the Index to Exhibits.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               HIGHWAYMASTER COMMUNICATIONS, INC.

Date: August 16, 1999


                               By: /s/ Jana Ahlfinger Bell
                                   --------------------------------------------
                                   Jana Ahlfinger Bell
                                   President and Chief Executive Officer




                               By: /s/ W. Michael Smith
                                   --------------------------------------------
                                   W. Michael Smith
                                   Executive Vice President and Chief Financial
                                   Officer (Principal Financial Officer)

(3)      Exhibits

     EXHIBIT
     NUMBER                             TITLE
     --------                           -----
       3.1 - Certificate of Incorporation of the Company, as amended.(1)(9)
       3.2 - Amended and Restated By-Laws of the Company.(13)
       4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
       4.2 - Warrant Certificate, dated September 27, 1996, issued to SBW.(7)
       4.3 - Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle Stockholders
             and the other persons named therein.(7)
       4.4 - Amended and Restated Stockholders' Agreement, dated September 27,
             1996, by and among the Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein.(7)
       4.5 - Indenture dated September 23, 1997 by and among the Company,
             HighwayMaster Corporation and Texas Commerce Bank, National
             Association.(12)
       4.6 - Pledge Agreement dated September 23, 1997 by and among the Company,
             Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
       4.7 - Registration Rights Agreement dated September 23, 1997 by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc.
             and Smith Barney Inc.(12)
       4.8 - Warrant Agreement dated September 23, 1997 by and among the
             Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
       4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney,
             Inc.(12)
      10.1 - License Agreement, dated April 23, 1992, by and between Voice
             Control Systems and the Company (as successor to By-Word
             Technologies, Inc.)(1)
      10.2 - Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William C. Saunders.
             (16)
      10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)
      10.4 - Release of HighwayMaster Communications, Inc. and HighwayMaster
             Corporation by William C. Saunders, dated December 15, 1998. (16)
      10.5 - Release of William C. Saunders by HighwayMaster Communications,
             Inc. and HighwayMaster Corporation, dated December 15, 1998. (16)
      10.6 - Amended and Restated 1994 Stock Option Plan of the Company, dated
             February 4, 1994, as amended.(1)(5)(6)
      10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)
      10.8 - Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
             Communications Corporation.(1)(2)
      10.9 - Stock Option Agreement, dated June 22, 1998, by and between the
             Company and John Stupka. (16)
     10.10 - Services Agreement, dated March 20, 1996, between the Company and
             GTE-Mobile Communications Service Corporation.(3)(4)
     10.11 - Acknowledgment by William C. Saunders dated December 15, 1998. (16)
     10.12 - Amendment dated November 16, 1995 to that certain Mobile
             Communications (Voice and Data) Services Agreement, dated as of
             July 15, 1993, between the Company and EDS Personal Communications
             Corporation.(3)(4)
     10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick. (16)
     10.14 - Product Development Agreement, dated December 21, 1995, between
             HighwayMaster Corporation and IEX Corporation.(3)(4)

     10.15 - Technical Services Agreement, dated September 27, 1996, between
             HighwayMaster Corporation and Southwestern Bell Wireless Holdings,
             Inc.(7)
     10.16 - Letter Agreement, dated February 19, 1996, between HighwayMaster
             Corporation and IEX Corporation.(3)
     10.17 - Form of Adoption Agreement, Regional Prototype Cash or Deferred
             Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc.,
             relating to the HighwayMaster Corporation 401(k) Plan. (1)
     10.18 - February 27, 1997 Addendum to Original Employment Letter dated
             September 19, 1997 by and between the HighwayMaster Corporation and
             Robert LaMere. (16)
     10.19 - Software Transfer Agreement, dated April 25, 1997 between
             HighwayMaster Corporation and Burlington Motor Carriers,
             Inc.(9)(10)
     10.20 - Employment Agreement, dated June 3, 1998, by and between
             HighwayMaster Corporation and Todd A. Felker. (16)
     10.21 - Employment Agreement, dated June 3, 1998, by and between
             HighwayMaster Corporation and William McCausland.(16)
     10.22 - Employment Agreement, dated May 29, 1998, by and between
             HighwayMaster Corporation and Jana Ahlfinger Bell. (14)
     10.23 - Lease Agreement, dated March 20, 1998, between HighwayMaster
             Corporation and Cardinal Collins Tech Center, Inc.(15)
     10.24 - First Amendment to Employment Agreement, dated September 15, 1998, by and between HighwayMaster Corporation and Jana A. Bell. (16)
     10.25 - Employment Agreement, dated November 24, 1998, by and between
             HighwayMaster Corporation and Michael Smith. (16)
     10.26 - September 18, 1998 Amended and Restated Stock Option Agreement of
             May 29, 1998 by and between the Company and Jana Ahlfinger Bell.
             (16)
     10.27 - Stock Option Agreement, dated August 12, 1998, by and between the
             Company and Jana Ahlfinger Bell. (16)
     10.28 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell. (16)
     10.29 - September 18, 1998 Amended and Restated Stock Option Agreement of
             February 29, 1996, by and between the Company and William H.
             McCausland. (16)
     10.30 - Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland. (16)
     10.31 - September 18, 1998 Amended and Restated Stock Option Agreement of
             April 25, 1997, by and between the Company and Robert LaMere. (16)
     10.32 - September 18, 1998 Amended and Restated Stock Option Agreement of
             June 3, 1998, by and between the Company and Todd A. Felker (16)
     10.33 - Stock Option Agreement dated November 24, 1998, by and between the
             Company and Michael Smith. (16)
     10.34 - Stock Option Agreement, dated April 4, 1995, by and between the
             Company and Terry Parker. (16)
     10.35 - Agreement No. 980427 between Southwestern Bell Telephone Company,
             Pacific Bell, Nevada Bell, Southern New England Telephone and
             HighwayMaster Corporation executed on January 13, 1999 (17)(18)
     10.36 - Administrative Carrier Agreement entered into between HighwayMaster
             Corporation and Southwestern Bell Mobile Systems, Inc. on March 30,
             1999 (17)(18)
     10.37 - Addendum to Agreement entered into between HighwayMaster
             Corporation and International Telecommunications Data Systems, Inc.
             on February 4, 1999 (17)(18)
     10.38 - Second Addendum to Agreement entered into between HighwayMaster
             Corporation and International Telecommunication Data Systems, Inc.
             on February 4, 1999 (17)(18)
     10.39 - Manufacturing and Equipment Purchase Agreement entered into between
             HighwayMaster Corporation and Wireless Link Corporation on March 9,
             1999 (17)(18)

     10.40 - Agreement entered into between HighwayMaster Corporation and
             Cellemetry LLC on January 19, 1999 (17)(18)
     10.41 - Agreement entered into between HighwayMaster Corporation and
             Cellemetry LLC on January 19, 1999 (17)(18)
     10.42 - Agreement entered into between HighwayMaster Corporation and
             Cellemetry LLC on January 19, 1999 (17)(18)
     10.43 - Agreement entered into between HighwayMaster Corporation and
             Cellemetry LLC on January 7, 1999 (17)(18)
     10.44   Stock Option Agreement dated June 24, 1999, by and between the
             Company and J. Raymond Bilbao (19)
     10.45   Stock Option Agreement dated June 24, 1999, by and between the
             Company and Marshall Lamm (19)
     10.46   Stock Option Agreement dated June 14, 1999, by and between the
             Company and Marc A. Bringman (19)
     10.47   Transition Agreement entered into between GTE Wireless Services
             Corporation and HighwayMaster Corporation on April 30, 1999
             (19)(20)
     10.48   Fleet-on-Track Services Agreement entered into between GTE
             Telecommunications Services Incorporated and HighwayMaster
             Corporation on May 3, 1999 (19)(20)
     10.49 Confidential Memorandum of Understanding entered into between Criticom International Corp. and HighwayMaster Corporation on April
             16, 1999 (19)(20)
        11 - Statement re Computation of Per Share Earnings (19)

        27 - Financial Data Schedule.(19)

---------

             (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
             (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
             (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
             (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
             (5)     Indicates management or compensatory plan or arrangement
                     required to be identified pursuant to Item 14(a)(4).
             (6)     Filed in connection with the Company's Form 10-Q Quarterly
                     Report for the quarterly period ended June 30, 1996.
             (7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.
             (8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
             (9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
             (10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
             (11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.
             (12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).
             (13) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
             (14)    Filed in connection with the Company's Form 10-Q Quarterly
                     Report for the quarterly period ended June 30, 1998.
             (15)    Filed in connection with the Company's Form 10-Q Quarterly
                     Report for the quarterly period
                     ended September 30, 1998.
             (16) Filed in connection with the Company's Form 10-K for the fiscal year ended December 31, 1998.
             (17) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.
             (18) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.
             (19)    Filed herewith.
             (20) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed of even date herewith.