Form 10-Q
period 1999-09-30
HIGHWAYMASTER COMMUNICATIONS INC
filed 1999-11-15
CIK 944400

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1999
                                         ------------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    -------------

                                            Commission file number   0-26140
                                                                  --------------

                       HIGHWAYMASTER COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                                       51-0352879
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


      1155 Kas Drive, Suite 100, Richardson, Texas                 75081
         (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code      (972) 301-2000

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
     Title of each class                              November 1, 1999
----------------------------                  ----------------------------------
Common Stock, $.01 par value                              24,987,060

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------

PART I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 1999
                      and December 31, 1998                                             1

                  Consolidated Statements of Operations for the
                      three months and nine  months ended September 30,
                      1999  and 1998                                                    2

                  Consolidated Statements of Cash Flows for the nine
                      months ended September 30,1999  and 1998                          3

                  Consolidated Statement of Changes in Stockholders'
                      Equity (Deficit) for the nine months ended
                      September 30, 1999                                                4

                  Notes to Consolidated Financial Statements                            5-6


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     7-10

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       10

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                     11

Item 2            Changes in Securities                                                 11

Item 3            Defaults Upon Senior Securities                                       11

Item 4            Submission of Matters to a Vote of Security Holders                   11

Item 5            Other Information                                                     11

Item 6            Exhibits and Reports on Form 8-K                                      11

Signatures                                                                              12

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)



                                                                              September 30,    December 31,
                                                                                   1999            1998
                                                                              -------------    ------------
Current assets:
  Cash and short-term investments                                               $   25,406      $   26,169
  Accounts receivable, net                                                          14,125          14,585
  Inventory                                                                          3,784          12,921
  Pledged securities - current portion                                              12,511          12,974
  Other current assets                                                               2,639             714
                                                                                ----------      ----------
     Total current assets                                                           58,465          67,363
Network, equipment and software, net                                                17,097          20,649
Pledged securities - long-term portion                                                  --          11,814
Other assets, net                                                                    2,788           3,300
                                                                                ----------      ----------
     Total assets                                                               $   78,350      $  103,126
                                                                                ==========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                              $    2,398      $   11,362
  Telecommunications costs payable                                                   5,675           5,920
  Accrued interest payable                                                             541           3,784
  Advance payments from customers                                                       --           7,452
  Other current liabilities                                                         10,008           9,702
                                                                                ----------      ----------
     Total current liabilities                                                      18,622          38,220
Senior notes payable                                                                91,992          91,697
                                                                                ----------      ----------
     Total liabilities                                                             110,614         129,917
                                                                                ----------      ----------

Stockholders' equity (deficit):
  Preferred Stock                                                                       --              --
  Common Stock                                                                         254             252
  Additional paid-in capital                                                       149,584         149,481
  Accumulated deficit                                                             (181,555)       (175,977)
  Treasury stock                                                                      (547)           (547)
                                                                                ----------      ----------
     Total stockholders' equity  (deficit)                                         (32,264)        (26,791)
Commitments and contingencies
                                                                                ----------      ----------
     Total liabilities and stockholders' equity (deficit)                       $   78,350      $  103,126
                                                                                ==========      ==========




          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except per share)

                                                      Three months ended               Nine months ended
                                                         September 30,                   September 30,
                                                  --------------------------      --------------------------
                                                     1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
Revenues:
  Product                                         $   16,554      $    3,937      $   40,341      $   14,023
  Service                                             12,550          11,257          39,042          34,587
                                                  ----------      ----------      ----------      ----------
     Total revenues                                   29,104          15,194          79,383          48,610
                                                  ----------      ----------      ----------      ----------

Cost of revenues (Note 5):
  Product                                             16,707           3,006          34,468          10,912
  Service                                              6,930           7,824          16,843          25,094
                                                  ----------      ----------      ----------      ----------
    Total cost of revenues                            23,637          10,830          51,311          36,006
                                                  ----------      ----------      ----------      ----------

Gross profit                                           5,467           4,364          28,072          12,604
                                                  ----------      ----------      ----------      ----------

Expenses:
  General and administrative                           4,065           7,361          11,125          17,553
  Customer service                                     1,881           2,378           5,705           8,803
  Sales and marketing                                    941           1,602           3,026           6,109
  Engineering                                            767           1,507           2,140           4,587
  Network services center                                315             627           1,121           1,462
  Severance and AutoLink termination cost               (189)          4,555            (189)          5,000
  Depreciation and amortization                        1,678           1,599           4,937           3,946
                                                  ----------      ----------      ----------      ----------
                                                       9,458          19,629          27,865          47,460
                                                  ----------      ----------      ----------      ----------

    Operating income (loss)                           (3,991)        (15,265)            207         (34,856)

Interest income                                          262           1,263           1,677           4,090
Interest expense                                      (3,342)         (4,482)        (10,080)        (13,374)
Other income (Note 5)                                    915              --           2,618              --
                                                  ----------      ----------      ----------      ----------
    Loss before income taxes                          (6,156)        (18,484)         (5,578)        (44,140)
Income tax provision                                      --              --              --              --
                                                  ----------      ----------      ----------      ----------
    Net loss                                      $   (6,156)     $  (18,484)     $   (5,578)     $  (44,140)
                                                  ==========      ==========      ==========      ==========

Per share:
    Basic and diluted loss                        $    (0.25)     $    (0.74)     $    (0.22)     $    (1.77)
                                                  ==========      ==========      ==========      ==========

Weighted average number of shares outstanding
   Basic                                              24,987          24,899          24,967          24,899
                                                  ==========      ==========      ==========      ==========
   Diluted                                            24,987          24,899          24,967          24,899
                                                  ==========      ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                HIGHWAYMASTER COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                      September 30,
                                                                               --------------------------
                                                                                  1999            1998
                                                                               ----------      ----------
Cash flows from operating activities:
  Net loss                                                                     $   (5,578)     $  (44,140)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                  4,937           3,946
     Amortization of discount on notes payable                                        295             390
     Decrease in accounts receivable                                                  460           1,391
     Decrease in inventory                                                          9,137           1,922
     (Decrease) in accounts payable                                                (8,964)         (3,029)
     Increase (decrease) in accrued expenses and other current liabilities        (10,634)          6,701
     Net book value of equipment retired                                            1,854              --
     Other                                                                         (1,751)            737
                                                                               ----------      ----------
          Net cash used in operating activities                                   (10,244)        (32,082)
                                                                               ----------      ----------

Cash flows from investing activities:
     Additions to network and equipment                                            (2,335)         (7,996)
     Additions to capitalized software                                               (566)         (1,140)
     Decrease in pledged securities                                                12,277          15,242
     Decrease in temporary investments                                                 --           8,382
     Decrease in short-term investments                                             2,715          13,288
                                                                               ----------      ----------
          Net cash provided by investing activities                                12,091          27,776
                                                                               ----------      ----------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                          105              --
                                                                               ----------      ----------
          Net cash provided by financing activities                                   105              --
                                                                               ----------      ----------
Increase (decrease) in cash and cash equivalents                                    1,952          (4,306)
Cash and cash equivalents, beginning of period                                     16,461          26,777
                                                                               ----------      ----------
Cash and cash equivalents, end of period                                           18,413          22,471
Short-term investments                                                              6,993           6,421
                                                                               ----------      ----------
Cash and short-term investments                                                $   25,406      $   28,892
                                                                               ==========      ==========

Supplemental cash flow information:
     Interest paid                                                             $   12,974      $   16,806
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


                                             Preferred Stock      Common Stock     Additional Treasury Stock
                                            ------------------  ------------------   Paid-in  --------------- Accumulated
                                             Shares    Amount     Shares    Amount   Capital  Shares   Amount   Deficit     Total
                                            --------  --------  ----------  ------ ---------- -------  ------ -----------  --------
Stockholders' equity (deficit) at
  December 31, 1998                            1,000  $    --   25,210,983  $  252  $149,481  311,997  $ (547) $(175,977)  $(26,791)
     Exercise of stock options                                      88,074       2       103                                    105
     Net income                                                                                                   (5,578)    (5,578)
                                            --------  --------  ----------  ------  --------  -------  ------  ---------   --------
Stockholders' equity (deficit) at
 September 30, 1999                            1,000       --   25,299,057  $  254  $149,584  311,997  $ (547) $(181,555)  $(32,264)
                                            ========  ========  ==========  ======  ========  =======  ======  =========   ========


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

3.       EARNINGS PER SHARE

                  Basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1999 is computed using the weighted average number of shares outstanding during the respective periods.

4.       INVENTORY

                                      September 30,    December 31,
                                           1999             1998
                                      -------------     ------------
Complete systems                      $   1,875,000     $  1,577,000
Component parts                           1,738,000          826,000
Equipment shipped not yet accepted          171,000       10,518,000
                                      -------------     ------------
                                      $   3,784,000     $ 12,921,000
                                      =============     ============

5.       UNUSUAL ITEMS

                  During the nine months ended September 30, 1999, the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached with GTE Wireless, Inc. and GTE Telecommunications Incorporated. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility. The effect of these credits was to increase income by $4,533,000, of which $4,389,000 is reflected as a reduction in "cost of service revenue" in the accompanying Consolidated Statements of Operations.

                   During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. The Company and the customer negotiated a settlement agreement, the terms of which included termination of the contract and the return of approximately 2,900 mobile units to the Company that had been installed by the customer. "Other income" for the nine months ended September 30, 1999 includes a gain of approximately $750,000 related to this settlement.

                  Also included in other income for the nine months ended September 30, 1999 is the benefit from the settlement of the litigation with AT&T Corp., representing the proceeds from the settlement, net of related expenses, of which a portion was recorded in the first quarter of 1999, with the remainder being recorded in the third quarter of 1999. The additional gain recorded during the third quarter of 1999 represents contingent consideration, the realization of which was uncertain as of March 31, 1999. This uncertainty was resolved during the third quarter, and, accordingly, the additional gain was recognized as of September 30, 1999.

                  During the nine months ended September 30, 1999, the earning process was culminated and the Company recognized revenues of $28.1 million on the mobile units delivered under the service vehicle contract entered into during the third quarter of 1998. Included in "cost of product revenues" in the accompanying Consolidated Statements of Operations for the three months and nine months ended September 30, 1999, is a warranty provision of $3.5 million, that is the estimated cost to be incurred to remediate a defective subcomponent in the mobile units. The Company believes a portion of this charge may be recoverable from the Company's supplier under its warranty. However, the Company is currently unable to estimate the amount that may be recovered under said warranty.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Total revenues increased 91.5% to $29.1 million in 1999 from $15.2 million in 1998. Product revenues increased to $16.6 million in 1999 from $3.9 million in 1998. The increase in product revenues is a result of recognizing $13.3 million of revenues on the service vehicle contract entered into during the third quarter of 1998 that required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Service revenues increased 11.5% to $12.6 million in 1999 from $11.3 million in 1998 due to the increased installed base of mobile units. The installed base of mobile units increased 32.1% to 52,424 mobile units at September 30, 1999 from 39,673 mobile units at September 30, 1998. Average monthly revenue per mobile unit decreased 18.6% to $77.17 in 1999 from $94.75 in 1998. The decrease was attributable to: (i) the Company's decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Product gross profit margin was a negative 0.9% in 1999 compared to 23.6% in 1998 because of the $3.5 million warranty provision that is discussed in more detail in note 5 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 20.2%.

         Service gross profit margin was 44.8% in 1999, compared to 30.5% in 1998. The increase in service margin is primarily as a result of: (i) the additional access fees generated by the 37.0% increase in the average installed base of mobile units from 1998 to 1999; (ii) the effect of a new, lower-cost contract with one of the Company's major vendors; and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 51.8% to $9.5 million in 1999 from $19.6 million in 1998. This decrease is primarily a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $7.6 million for bad debt expense, sales tax liability, and severance and AutoLink termination costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 would have been 21.4%. The average number of employees decreased 22.9% in 1999 from 1998. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998. Included in 1999 General and Administrative expenses is a $0.4 million provision for bad debts as a result of a change in estimate with respect to a major customer which has been operating under the protection of Chapter 11 of the Bankruptcy Code. A $2.7 million provision for bad debts was recorded for this customer in the corresponding 1998 period.

         Interest income was $0.3 million in 1999, compared to $1.3 million in 1998. Interest expense was $3.3 million in 1999, compared to $4.5 million in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments, pledged securities and Senior Notes payable.

         Other income reflects the additional gain from the settlement of litigation with AT&T Corp. as more fully described in Note 5 to the accompanying consolidated financial statements.

         Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Total revenues increased 63.3% to $79.4 million in 1999 from $48.6 million in 1998. Product revenues increased to $40.3 million in 1999 from $14.0 million in 1998. The increase in product revenues is a result of recognizing $28.1 million of revenues on the service vehicle contract entered into during the third quarter of 1998 that required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Service revenues increased 12.9% to $39.0 million in 1999 from $34.6 million in 1998 due to the increased installed base of mobile units. The installed base of mobile units increased 32.1% to 52,424 mobile units at

September 30, 1999 from 39,673 mobile units at September 30, 1998. Average monthly revenue per mobile unit decreased 20.3% to $81.62 in 1999 from $102.47 in 1998. The decrease was attributable to: (i) the decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Product gross profit margin was 14.6% in 1999 compared to 22.2% in 1998 because of the $3.5 million warranty provision that is discussed in more detail in note 5 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 23.2%.

         Service gross profit margin was 56.9% in 1999 compared to 27.4% in 1998. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits related to a contract settlement. Excluding the effect of these credits, service gross profit margin would have been 45.6%. The increase in service margin from 27.4% to 45.6% is primarily a result of: (i) the additional access fees generated by the 42.3% increase in the average installed base of mobile units;
(ii) the effect of a new, lower-cost contract with one of the Company's major vendors; and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 41.3% to $27.9 million in 1999 from $47.5 million in 1998. This decrease is primarily as a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $11.0 million for bad debt expense, sales tax liability, and severance and AutoLink termination costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 would have been 23.5%. The average number of employees decreased 29.8% in 1999 from 1998. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998. Included in 1999 General and Administrative expenses is a $0.4 million provision for bad debts as a result of a change in estimate with respect to a major customer which has been operating under the protection of Chapter 11 of the Bankruptcy Code. A $2.7 million provision for bad debts was recorded for this customer in the corresponding 1998 period.

         Interest income was $1.7 million in 1999 compared to $4.1 million in 1998. Interest expense was $10.1 million in 1999 compared to $13.4 million in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments, pledged securities and Senior Notes payable.

         Other income reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses, as more fully described in Note 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments balances decreased $0.8 million to $25.4 million at September 30, 1999 from $26.2 million at December 31, 1998. Based on the Company's projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to: (i) increase the installed base of mobile units in service and improve the efficiency of its operations to reduce or eliminate its operating losses; or (ii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

YEAR 2000

         The Year 2000 problem, also known as "Y2K," refers to the inability of some computer programs and microprocessors to interpret dates beyond December 31, 1999. The Y2K problem can be traced to the early days of computers when memory and data storage were very expensive. To conserve these limited resources, computer programmers decided to use just two digits in the date fields to identify calendar year. For example, the year 1999 would be identified as "99." The assumption is that the date is within the twentieth century. In the year 2000, this assumption will be invalid and some systems will not properly recognize dates. On January 1, 2000, many computer programs in mainframes, microcomputers, client/servers, personal computers and embedded systems may recognize the year "00" as 1900 rather than 2000. Because many computer functions are date-sensitive, this error may cause such systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, many computer applications could fail or create erroneous results as of, or prior to, the Year 2000. Errors may occur in chronological sorting, in date comparisons, duration calculations and other time and date-sensitive processing.

         The Company is taking the appropriate steps to ensure that its operations, products and services will not be adversely impacted by potential Year 2000 failures. The Company has established a Year 2000 project team, which includes employees with various functional responsibilities and outside consultants. The Year 2000 readiness project is overseen by senior management of the Company with regular progress reports made to the Board of Directors.

         The project team has identified five phases in becoming Year 2000 compliant: (1) locating, listing, and prioritizing specific technology that is potentially subject to Year 2000 challenges; (2) assessing and determining the element of risk that exists through inquiry, research and testing; (3) resolving Year 2000-related issues that were identified in previous phases by repair in a testing environment; (4) validation testing, monitoring, obtaining certification, and verifying the correct manipulation of dates and date-related data, including the systems of material third parties; and (5) implementation, installation, integration and application of Year 2000-ready solutions by replacement, upgrade or repair of technology systems, including those of material third parties. Finally, the Company engaged two third party consulting firms to assist the Company in assessing our products and internal systems.

         State of Readiness. The Year 2000 project team, in conjunction with the third-party consulting firms, have jointly determined that: (1) the Company's hardware and software products, including embedded microprocessors, are Year 2000 compliant with non-material exceptions; and (2) that the Company's internal information processing systems, including embedded microprocessors, are Year 2000 compliant with non-material exceptions. Solutions for the minor issues with the Company's hardware and software products are in place and deployment to customers began in the third quarter of 1999. Some upgrades will be required for older versions of Company's products. The Company's Network Services Center ("NSC") has completed testing with no material Year 2000 issues identified. The Company has not deferred any specific projects, goals or objectives relating to its operations as a result of Year 2000 compliance efforts.

         The Company has requested written Year 2000 compliance status reports from each of its material vendors and suppliers. It is the policy of the Company to continue to seek requests for Year 2000 compliance status reports from material vendors and suppliers until such status reports are obtained. To date, the Company has received such reports from its material vendors and suppliers with no material non-compliance issues identified.

         Costs. Management believes the cost of becoming Year 2000 compliant will be approximately $0.7 million during 1999. Year-to-date expenditures have reached approximately $0.6 million and it is currently anticipated that compliance efforts will be completed within budget. All costs associated with Year 2000 readiness and remediation will be funded from operating cash flows.

         Risks. While the Company does not anticipate delays or postponements in implementing Year 2000 resolutions in a timely manner, there can be no certainty that the implementation of solutions will be made in a timely manner. The inability to address all issues in a timely and successful manner could have a material adverse effect on the Company's financial condition and results of operations. Although the Company does not expect the cost to have a material adverse effect on its financial condition or results of operations, there can be no assurance that the Company will not be required to incur significant unanticipated costs in relation to its readiness obligations. The Company's products and services are materially dependent upon third-party service providers, including local telephone companies, cellular service providers and long-distance telephone companies for proper operation. Additionally, the Company's ability to bill its customers for enhanced services is materially dependent on third-party billing companies. Finally, the Company's ability to provide products for sale is materially dependent on third party manufacturers and suppliers. The failure of these third parties to provide Year 2000-compliant products and/or services could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, the inability of the Company to provide services to its customers, bill existing customers, accept new orders for products and services, and/or perform other customer-care tasks.

         Contingency Plans. Contingency planning is an integral part of the Company's Year 2000 preparedness. Because of the many uncertainties that exist, the Company's readiness and remediation methodology dictates that contingency plans be established for likely non-compliance scenarios. The Company is continually developing contingency plans as new risks are uncovered and will continue to plan and implement contingency plans throughout the fourth quarter of 1999.

         The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the Year 2000 readiness of material third-party vendors and suppliers and the Company's ability to respond to unforeseen Year 2000 compliance issues.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Liquidity and Capital Resources," and "---Year 2000," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company's existing capital resources will be sufficient to fund its currently anticipated operating and capital expenditure requirements over the next 12 months. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

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

Item 1.    Legal Proceedings  --  None.

Item 2.    Changes in Securities  --  None.

Item 3.    Defaults Upon Senior Securities  --  None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information  -

                  GTE Wireless, Inc. ("GTE Wireless"). As previously reported, GTE Wireless and the Company executed a Transition Agreement wherein GTE Wireless would continue to provide administrative carrier services until the earlier of September 30, 1999 or the date that the Company actually transitions to Southwestern Bell Mobile Systems, Inc. ("SBMS"), its new administrative carrier. As of August 16, 1999, the Company successfully transitioned to SBMS.


Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See the Index to Exhibits.

                  (b)  Reports on Form 8-K

                       On October 20, 1999 the Company filed a current report on Form 8-K relating to a change in the Company's Certifying Accountants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  HIGHWAYMASTER COMMUNICATIONS, INC.

Date: November 12, 1999


                                  By:    /s/ Jana Ahlfinger Bell
                                         ---------------------------------------
                                         Jana Ahlfinger Bell
                                         President and Chief Executive Officer




                                  By:    /s/ W. Michael Smith
                                         ---------------------------------------
                                         W. Michael Smith
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)

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

     4.8  - Warrant Agreement dated September 23, 1997 by and among the Company,
            Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

     4.9 - Warrant Registration Rights Agreement dated September 23, 1997 by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney,
            Inc.(12)

     10.1 - License Agreement, dated April 23, 1992, by and between Voice
            Control Systems and the Company (as successor to By-Word
            Technologies, Inc.)(1)

     10.2 - Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William C. Saunders.(16)

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

    10.22 - Employment Agreement, dated May 29, 1998, by and between
            HighwayMaster Corporation and Jana Ahlfinger Bell. (14)

    10.23 - Lease Agreement, dated March 20, 1998, between HighwayMaster
            Corporation and Cardinal Collins Tech Center, Inc.(15)

    10.24 - First Amendment to Employment Agreement, dated September 15, 1998, by and between HighwayMaster Corporation and Jana A. Bell. (16)

    10.25 - Employment Agreement, dated November 24, 1998, by and between
            HighwayMaster Corporation and Michael Smith. (16)

    10.26 - September 18, 1998 Amended and Restated Stock Option Agreement of
            May 29, 1998 by and between the Company and Jana Ahlfinger Bell.(16)

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


\

    10.40 - Agreement entered into between HighwayMaster Corporation and
            Cellemetry LLC on January 19, 1999 (17)(18)

    10.41 - Agreement entered into between HighwayMaster Corporation and
            Cellemetry LLC on January 19, 1999 (17)(18)

    10.42 - Agreement entered into between HighwayMaster Corporation and
            Cellemetry LLC on January 19, 1999 (17)(18)

    10.43 - Agreement entered into between HighwayMaster Corporation and
            Cellemetry LLC on January 7, 1999 (17)(18)

    10.44 - Stock Option Agreement dated June 24, 1999, by and between the
            Company and J. Raymond Bilbao (19)

    10.45 - Stock Option Agreement dated June 24, 1999, by and between the
            Company and Marshall Lamm (19)

    10.46 - Stock Option Agreement dated June 14, 1999, by and between the
            Company and Marc A. Bringman (19)

    10.47 - Transition Agreement entered into between GTE Wireless Services
            Corporation and HighwayMaster Corporation on April 30, 1999 (19)(20)

    10.48 - Fleet-on-Track Services Agreement entered into between GTE
            Telecommunications Services Incorporated and HighwayMaster
            Corporation on May 3, 1999 (19)(20)

    10.49 - Confidential Memorandum of Understanding entered into between
            Criticom International Corp. and HighwayMaster Corporation on April
            16, 1999 (19)(20)

    10.50 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and J. Raymond Bilbao (21)

    10.51 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and Todd Felker (21)

    10.52 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and C. Marshall Lamm (21)

    10.53 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and William H. McCausland (21)

    10.54 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and Pierre H. Parent (21)

    10.55 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and W. Michael Smith (21)

    10.56 - Stock Option Agreement dated September 3, 1999, by and between the
            Company and Robert W. LaMere (21)

    10.57 - Stock Option Agreement dated September 3, 1999 by and between the
            Company and Stephen P. Tacke (21)

    27    - Financial Data Schedule (21)

-------------------
(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486) effective June 22, 1995.
(2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.
(3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).
(6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.
(7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.
(8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
(10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
(11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.
(12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).
(13) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.
(15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.
(16) Filed in connection with the Company's Form 10-K fiscal year ended December 31, 1998.
(17) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.
(18) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.
(19) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.
(20) Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.
(21) Filed herewith.