Form 10-K
period 1999-12-31
HIGHWAYMASTER COMMUNICATIONS INC
filed 2000-03-30
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

       (Registrant's telephone number, including area code) (972) 301-2000

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                              (Title of each Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO   .
    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 16, 2000 was $73,233,223.*

         The number of shares outstanding of Registrant's Common Stock was 25,319,731 as of March 16, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 annual meeting of stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999.

         Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-91486), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, the Registrant's Current Report on Form 8-K filed on October 7, 1996, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997, the Registrant's Registration Statement on S-3 (Registration No. 333-57281), as amended, the Registrant's Registration Statement on Form S-4 (Registration No. 333-38361), as amended, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1997, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998, the Registrant's Current Report on Form 8-K on September 4, 1998, the Registrant's Current Report on Form 8-K on September 17, 1998, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, and the Registrant's Current Report on Form 8-K on October 20, 1999 are incorporated herein by reference into Part IV of this Report.

------------------

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 16, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                       HighwayMaster Communications, Inc.

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1999

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I .......................................................................................   1
       ITEM 1.  BUSINESS .....................................................................   1
       ITEM 2.  PROPERTIES ...................................................................  20
       ITEM 3.  LEGAL PROCEEDINGS ............................................................  20
       ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS ...........................  20

PART II ......................................................................................  21
       ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  21
       ITEM 6.  SELECTED FINANCIAL DATA ......................................................  23
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ........................................  24
       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................  28
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................................  28
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE ........................................  28

PART III .....................................................................................  29
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........................  29
       ITEM 11. EXECUTIVE COMPENSATION .......................................................  29
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............  29
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................  29

PART IV ......................................................................................  30
       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K .............  30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.


HISTORICAL BACKGROUND

         HighwayMaster Communications, Inc., a Delaware Corporation, (the "Company" or "HighwayMaster") develops and implements mobile communications solutions for long-haul truck fleets, service vehicle fleets and other mobile-asset fleets, including integrated voice, data and position location services. The Company provides mobile communications services through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and 66 cellular carriers. Through its agreements with cellular carriers, the Company is able to capitalize on the more than $66 billion which cellular carriers have invested to establish and expand cellular coverage in the United States. The Company's communications network covers 98% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. Call processing and related functions for the Company's network are provided through the Company's Network Services Center (the "NSC"). The Company holds 30 United States and four foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

         The Company was organized on April 24, 1992 as By-Word Joint Venture L.P., a Delaware limited partnership with one general partner, By-Word Technologies, Inc. and one limited partner, the FBR Eighteen Corporation ("FBR"). FBR was wholly owned by the Eighteen Wheeler Corporation ("Eighteen Wheeler"). On April 27, 1992, By-Word Joint Venture L. P. changed its name to HighwayMaster, L. P.

         On February 4, 1994, HighwayMaster, L. P. was recapitalized, resulting in the creation of HM Holding Corporation with Eighteen Wheeler becoming a wholly owned subsidiary of HM Holding Corporation. FBR and HighwayMaster, L. P. were merged with and into Eighteen Wheeler, and the name of the surviving corporation was changed to HighwayMaster Corporation. By virtue of the merger, HighwayMaster Corporation became the successor in interest to HighwayMaster, L.
P. In February 1995, HM Holding Corporation changed its name to HighwayMaster Communications, Inc.

         On December 31, 1999, the Company's wholly owned subsidiary, HighwayMaster Corporation, a Delaware corporation, merged with and into the Company. Following the consummation of the merger, the Company was the sole surviving and operating entity. The merger was undertaken primarily to eliminate an unnecessary corporate layer, and thus, reduce administrative expenses associated with maintaining the separate existence of HighwayMaster Corporation. When the merger became effective, all assets, obligations and liabilities of HighwayMaster Corporation became the assets, obligations and liabilities of the Company by operation of law. In connection with the merger, the Company obtained consents to the assignment of third party contracts from HighwayMaster Corporation to the Company, and other consents deemed necessary or advisable by the Company.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into three major categories: truck fleet mobile communications, service vehicle management and mobile asset tracking.

TRUCK FLEET MOBILE COMMUNICATIONS

         The initial application for the Company's wireless enhanced services network has been developed for, and is currently being marketed and sold to, companies that operate mobile fleets in the long-haul trucking market. The Company provides long-haul trucking customers with a comprehensive package of mobile communications and management information services, enabling these customers to effectively monitor their operations and improve the performance of their fleets.

         The Company's solution links customers to the Company's network through the installation of Series 5000 Mobile Units in each customer's truck fleet. The Series 5000 Mobile Unit enables truck drivers to send and receive voice and data messages and utilize all of the other features and capabilities of the Company's enhanced communications network. The Series 5000 Mobile Unit also has navigational tracking capabilities that allow trucking companies to establish and track a truck's location, typically within 100 meters, anywhere in the United States or Canada. Furthermore, the Series 5000 Mobile Unit is capable of performing a number of other functions, such as calculating fuel tax mileage, estimating times of arrival, storing data and monitoring engine performance. For small to mid-sized fleets, the Company offers a dispatch software package that enables a trucking dispatcher to optimize the use of its fleet by processing data transmitted by the Series 5000 Mobile Units and performing a variety of fleet management information functions.

         Each Series 5000 Mobile Unit consists of the following: (i) a menu-driven display module that provides two large lines of scrollable text on the dashboard; (ii) a microphone that clips on the sun visor for "hands free" communication utilizing voice-recognition and voice-synthesis technologies;
(iii) a modified cellular telephone handset and cradle; (iv) a cellular antenna;
(v) a Global Positioning System ("GPS") navigational antenna; and (vi) a computerized system module in the vehicle that contains the positional reporting device, the cellular transceiver and the on-board computer. The system module also houses voice-activation and voice-synthesis software, data storage capability and unique technology that significantly reduces the risk of cellular roaming fraud. The module provides ports that allow for the incorporation of peripheral equipment, such as a fax machine, printer and engine monitoring equipment. The Series 5000 Mobile Unit was designed to be "user-friendly," to have shorter installation times than competing mobile communication device installations, and to limit driver training to an average of one hour. The unit can be remotely programmed from the host computer at the trucking company or by the Company.

SERVICE VEHICLE MANAGEMENT

         The initial product application was modified to assist the member companies of SBC Communications, Inc. (the "SBC Companies") in maximizing the productivity of their service vehicle fleets. The units installed are Series 5005S Mobile Units and are based on the Series 5000 platform with customized proprietary hardware and software. In addition to fleet monitoring and voice and data communications capabilities, the Series 5005S features alarm monitoring functionality. This product feature provides the driver the ability to summon emergency assistance by pressing a panic alarm button on a key fob when away from, but in proximity to, the service vehicle.

         As of December 31, 1999, the SBC Companies have purchased and installed approximately 15,000 Series 5005S mobile units. In February 2000, the Company announced that it has been chosen to provide Ameritech and other SBC Companies an additional 28,000 HighwayMaster Series 5005S Mobile Units. The installation, which will occur throughout 2000, also includes enhanced proprietary software and services. See "Risk Factors -- Dependence on SBC Regional Service Vehicle Contract."

         The Company also plans to market this product to other service fleets that desire to benefit from the advanced technologies initially developed for the SBC Companies.

MOBILE ASSET TRACKING

         The Company entered the mobile asset tracking market in October 1999 with the introduction of its trailer-tracking product, TrackWare(TM). The new Trackware product, which was over 18 months in development, combines the technologies of GPS and control channel messaging to report location details and specific trailer events, such as connection and non-connection to a tractor. The TrackWare Remote Unit ("TrackWare Unit") comes equipped with a GPS satellite receiver, a Cellemetry(R)-enabled cellular transceiver, microprocessor, antenna, battery and cables. It is pre-configured to report the data requested by the specific fleet customer and shipped ready for a 30-minute installation. Utilizing the Cellemetry data network to deliver short data messages, the Company is able to offer an efficient, yet competitively priced, tracking solution.

         Trackware is being marketed to trucking companies, which the Company believes represent a potential market of approximately 2.5 million dry-van trailers currently operating in the U.S. This translates into approximately three trailers for every tractor. At any point in time, the Company believes the location of 10-15 percent of these trailers is unknown to the companies who own them. As a result, the Company believes that between $5.0-$7.5 billion in dry-van assets are idle, delivering no value to their owners. The Company expects TrackWare to provide the visibility to trucking company asset managers that will enable them to better utilize their trailer fleets.


COMPETITION

         Each market currently targeted by the Company has a number of other companies that offer or plan to offer some form of two-way mobile communication using a variety of different technologies that compete, or could eventually be used to compete, with the Company's products and services. These companies primarily utilize satellite-based communications technologies, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("Enhanced SMR"), and terrestrial links for dedicated short-range communications systems. See "Risk Factors -- Competition and Technological Change."

         Conventional Satellite Communications. Satellite communication is accomplished through transmission of a signal from an earth-based transmitter to a satellite, which automatically retransmits the signal to an earth-based receiver. Many communication satellites are geo-stationary, remaining in the same position over the equator by orbiting the earth in the same direction and at the same speed as the rotation of the earth. Mobile equipment designed for satellite communication is equipped with highly specialized rotating antennae, which are continuously directed toward the satellite, and utilize highly complex data or voice compression systems to minimize demands on satellite capacity. This type of mobile communication equipment broadcasts over the radio frequency spectrum. Domestically, the Federal Communications Commission ("FCC") regulates and controls the number of satellite communication systems that may be placed in service.

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

         Satellite systems currently cover 100% of the continental United States, and their comprehensive coverage may be perceived by truckers and trucking companies as an advantage over a cellular system. The Company believes that any marketing or operational advantage derived from satellite coverage, as compared to the Company's system (which covers approximately 99% of the United States interstate highway system), is offset by the fact that satellite systems require more costly equipment and do not currently offer cost-effective voice communication capabilities. Furthermore, satellite system users can experience queuing delays during peak periods between transmission and receipt of messages. In addition, because geo-stationary satellites stay over the equator, transmission and receipt of data in North America may be interrupted or rendered ineffective by obstacles on the southern horizon, such as nearby tall buildings or mountains. There can be no assurance, however, that the costs of satellite systems and satellite-based voice communication services will remain higher than the cost of the

Company's integrated data and voice communication services. See "Risk Factors -- Competition and Technological Change."

         The Company's primary satellite competitor in the long-haul trucking market is Qualcomm, Incorporated ("Qualcomm"), which markets its products and services primarily to long-haul fleets in the United States. Drivers access and utilize the system through an onboard keyboard and data display screen. Management believes that Qualcomm offers or plans to offer its products and services in certain international markets, including Canada, Mexico and Europe. The Company believes Qualcomm has about 320,000 OmniTRACS(R) systems worldwide, of which an estimated 190,000 are in service within the United States. OmniTracs(R) is a registered trademark of QualComm.

         The Company believes that at least one other entity offers or plans to offer satellite-based data communication and tracking services to the long-haul trucking industry. American Mobile Satellite Corporation's ("AMSC") geo-stationary satellite-based system is similar to the Qualcomm system in that the mobile communications equipment consists of a keyboard and data screen mounted in each truck. Recent enhancements allow dual SMR or satellite communication in a single unit in order to produce least-cost routing of data. The AMSC system offers both voice and data communications, and in 1998 AMSC acquired Motorola's Ardis data messaging business.

         Middle and Low Earth Orbit Satellites. In order to maintain a stationary position over the earth, communication satellites currently in use must maintain a very high orbit, which requires earth stations to generate relatively high-powered transmissions for communication with the satellite. Certain entities, including Qualcomm, are participating in the development of Middle Earth Orbit ("MEO") and Low Earth Orbit ("LEO") satellite networks, which are designed to employ multiple satellites in relatively lower earth orbits, rapidly circling the earth. The lower earth orbits should facilitate both voice and data communication services and will be accessible through relatively lower-powered transmitters and receivers, allowing them to be installed in portable communication equipment. In terms of product and service offerings, MEO and LEO systems can be expected to compete directly with cellular services, including the Company's products and services, and can be expected to offer coverage in remote areas and foreign countries currently not served by cellular carriers.

         The Company's primary competitor in the trailer-tracking marketplace is Vantage, whose trailer-tracking solution communicates via the LEO satellite network. Trucking companies access location information and a limited amount of sensor data through this product, which is installed inside the dry-van trailer.

         Specialized Mobile Radio. SMR has traditionally been used to serve the needs of local dispatch services, such as taxis and couriers, which typically broadcast short messages to a large number of units. SMR wireless communication systems rely on high-powered voice or data transmissions among widely spaced receiver/transmitter sites within a discrete local or regional area. These systems generally have lower capacity to support simultaneous transmissions in a given area than do cellular systems, which transmit and receive radio communications from numerous closely spaced cell sites. The radio hardware currently used to operate the various SMR systems varies widely, making it impossible for a customer to "roam" into a neighboring region that is served by a carrier with a different hardware configuration.

         Enhanced Specialized Mobile Radio. Enhanced SMR operators are currently developing and implementing Enhanced SMR digital technology to offer relatively low-cost mobile telephone services. One company, Nextel, Inc., has implemented a nationwide digital Enhanced SMR network to provide mobile telephone service and has begun providing service in dozens of major metropolitan areas. Nextel is developing its Enhanced SMR network using uniform standards and a coordinated infrastructure to provide mobile telephone services with no roaming charges anywhere in the U.S. Other local and regional Enhanced SMR operators in addition to Nextel may eventually be able to offer region-to-region calling and call delivery services that will compete with the Company's services.

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

         Telecommunications Act of 1996. The Telecommunications Act is intended to increase competition in virtually every arena of communications and eliminate many regulatory barriers to new competitors. It is unknown at this time what effect this legislation will have on the Company's continuing ability to compete in the marketplace. See "Risk Factors -- Uncertainty of Government Regulation."

         Although there can be no assurance that competitors of the Company will not adversely impact the ability of the Company to effectively market its products and services, management believes that several significant factors differentiate the products and services provided by the Company through its wireless enhanced services network from conventional cellular service, including the following:

         Nationwide Network. The Company's network spans across substantially all the United States and Canada, and represents the broadest enhanced cellular coverage in the mobile-asset-tracking industry.

         Low-Cost Data Transmission. The Company's TrackWare product, which utilizes the unused capacity in the overhead control channel of the existing wireless infrastructure, enables customers to send and receive data messages at costs far below existing wireless data transmission rates.

         Additional Value-Added Services. The Company offers its customers additional value-added services that are not offered by cellular carriers who are unable or unwilling to supplement the capabilities of the existing cellular infrastructure with the features and capabilities of the Company's enhanced communications network. The value-added services currently offered by the Company include data transmission, fleet tracking, and a number of other ancillary services, such as estimating times of arrival, calculating fuel tax mileage and engine monitoring. There can be no assurance, however, that competitors will not be able to provide similar or superior value-added services in the future that directly compete with the Company's services.

INDUSTRY SEGMENTS

         The Company considers its operations to be classified into one industry segment: Cellular and Other Wireless Communications.

EMPLOYEES

         At December 31, 1999, the Company had 233 employees. The Company's employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

         Networks. The Company uses wireless data and voice technologies, combined with GPS satellite technology, for all of its products. The Company's strategy is to select and use wireless networks that provide the "best fit" for each product and application or specific customer need.

         Series 5000 Mobile Units. These units use circuit switched analog cellular technology for transmitting location, as well as information, to the Company's NSC. The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

         Series 5005S Mobile Units. For service vehicles, as part of the Company's "best fit" strategy, these units also may be integrated with a global system for mobile communications ("GSM") telephone utilizing the 1900 MHz frequency, where required. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is by far the most popular digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

         TrackWare(TM) Product. The TrackWare(TM) Remote Unit uses proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry, and the Company's NSC which has been adapted to integrate with the Cellemetry network.

         Network Services Center. The Company's NSC provides switching services among each Series 5000 and 5005S Mobile Unit (hereinafter collectively referred to as "Mobile Unit" or "Mobile Units"), the nationwide network of cellular providers, the customer's dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through HighwayMaster's nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer's dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records. HighwayMaster can increase the capacity of the NSC as needed to meet growing caller demands.

         Call Routing. Each time a Mobile Unit travels into a new cellular metropolitan statistical area ("MSA") or rural statistical area ("RSA"), it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to GTE-TSI or Electronic Data Systems, Inc. ("EDS"). Pursuant to contracts with the Company, GTE-TSI and EDS provide the NSC with call delivery information utilized by the NSC to deliver calls to the Mobile Unit as it travels through a new MSA or RSA.

         Navigation Technology. Global Positioning System technology allows customers to identify the location of any asset at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. Management believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as a Mobile Unit or TrackWare Unit, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

         Management believes the Company's use of government-operated GPS satellites differs substantially from competitors' use of satellites for two-way communications. GPS satellites send one-way signals to mobile receivers, allowing the Company's products to plot their geographical coordinates. GPS satellites are not capable of two-way communication, and no charges are assessed to users of the GPS services. For two-way mobile communications, the Company relies exclusively on terrestrial wireless systems. The Company's primary competitors utilize leased or owned communication satellites for two-way data communications, incurring costs associated with ownership or leasing of satellite communication capacity.

         Wireless Infrastructure. The FCC has provided for a two-operator duopoly in each cellular market. Only two licenses were awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. HighwayMaster's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the 1.9 megahertz ("PCS") spectrum. Currently, PCS is generally available only in certain metropolitan markets and surrounding areas, and these new carriers are creating increased competition for cellular operators. See "Risk Factors -- Competition and Technological Change."

         Increased demand for wireless service is driving investment in wireless networks and improving service coverage. Cumulative capital investment within the wireless industry has reached $66.8 billion as of June 1999, up from approximately $50.2 billion in June 1998. The total number of cellular tower sites increased to 74,157 in June 1999, up from 57,674 in June 1998. Total wireless customers reached more than 76.3 million in June 1999.

         A number of cellular carriers are in the process of upgrading from existing analog cellular systems to enhanced systems utilizing digital technology. However, the Company believes that the large number of analog telephones already owned by cellular subscribers will ensure that cellular telephone operators continue to offer services to existing analog users concurrently with digital users over an extended phase-in period that exceeds the expected useful life of the current analog Mobile Units. See "Risk Factors -- Dependence on Cellular Infrastructure."


STRATEGIC SERVICE ALLIANCES OF THE COMPANY

         Wireless Carriers. The Company has established a network for the United States that offers mobile communication coverage in 98% of the available wireless service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with 66 wireless carriers, including all the regional Bell operating companies, AT&T Wireless Inc. and Rogers Cantel, Inc., in 703 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 75% of United States wireless coverage regions. In most cases, current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30-day notice prior to the end of the term. The Company has recently executed new contracts with certain of its wireless carriers that are substantially similar to the existing contracts except that they provide for an initial three-year term. The Company's agreements with wireless carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's protocol. Although the Company's protocol has been effective in preventing fraud to date, there can be no assurance that this will be the case in the future. See "Risk Factors -- Dependence on Cellular Infrastructure."

         Certain of the Company's contracts with wireless carriers only permit the Company to utilize their cellular networks to provide mobile communications services to vehicles engaged in long-haul transportation and certain recreational uses so long as such vehicles travel outside of their home areas for specified periods of time.

         GTE-TSI and EDS. GTE-TSI and EDS provide clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI.

         The agreement between the Company and EDS involves the provision by EDS of certain clearinghouse functions in connection with EDS' cellular carrier customers. Fewer data processing functions are conducted by EDS due to the Company's consolidation of certain common data processing functions with GTE-TSI. The agreement with EDS expires on October 24, 2000 and is renewable for subsequent one-year terms through 2003, unless 60 days notice is provided prior to the termination date of the agreement. See "Risk Factors -- Dependence on Clearinghouse Services."

         IEX Corp. IEX designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers.

         The Company relocated the NSC to the Company's headquarters, allowing the Company to maintain greater control over the operation and expansion of the NSC. In connection with the relocation, the Company hired the former IEX switch technicians whose primary responsibility at IEX was maintaining the NSC. In October 1999, the Company entered into a software maintenance and support agreement with IEX for a three-year term. See "Risk Factors -- Company Operation of NSC."

         Southwestern Bell Mobile Systems, Inc. On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc. ("SBMS") executed an Administrative Carrier Agreement under which SBMS provides to the Company clearinghouse services and cellular service previously provided by GTE Wireless.

         Alarm Monitoring Services. In April 1999, the Company entered into a Confidential Memorandum of Understanding with Criticom International Corp. ("CIC") under which CIC provides certain alarm monitoring services in support of the SBC Contract. See "Risk Factors-- Dependence on Third Party Alarm Monitoring Service Provider."

         Key Suppliers. The Company does not manufacture or assemble its products. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Mobile Units and an agreement with Wireless Link, Inc. for the manufacture of the TrackWare(TM) Units. Because the Company is dependent on a single supplier to manufacture and assemble the Mobile Units and the TrackWare(TM) Units, the possibility exists that problems experienced by the suppliers could adversely affect the Company. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. See "Risk Factors -- No Long -Term Product Supply Arrangements."

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 30 domestic and four foreign patents and has applied for additional domestic and foreign patents. In general, the Company's existing patents cover the Company's innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of the Company's products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

REGULATION

         The Company's products and services are subject to various regulations promulgated by the Federal Communications Commission that apply to the wireless communications industry generally. The Company's Mobile Units and its TrackWare(TM) Units must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of the Mobile Units and the TrackWare(TM) Units to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

         The FCC also controls several other aspects of the wireless industry that affect the Company's ability to provide services. The FCC controls the amount of radio spectrum available to cellular carriers, which could eventually limit growth in cellular carrier capacity.

         The FCC also regulates telecommunications service providers or common carriers, requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most state regulatory commissions regulate rate and entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. In general, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components, such as wireless or long distance services. The Company believes that the services it provides to its customers in connection with the Mobile Units and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users, which management believes should also serve to exempt the Company from FCC and state regulation.

         The wireless telecommunications industry currently is experiencing significant regulatory changes that may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as Commercial Mobile Radio Services ("CMRS"). If the Company's services are classified as CMRS, the Company may be subject to FCC regulation as a telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. FCC decisions thus far have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC-mandated universal service fund contribution. However, based on a conservative interpretation, the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms. See "Risk Factors -- Uncertainty of Government Regulations."

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

MERGER

         Effective December 31, 1999, the Company's wholly owned subsidiary, HighwayMaster Corporation, a Delaware corporation, merged with and into the Company. Following the consummation of the merger, the Company was the sole surviving and operating entity. The merger was undertaken primarily to eliminate an unnecessary corporate layer, and thus, reduce administrative expenses associated with maintaining the separate existence of HighwayMaster Corporation. When the merger became effective, all assets, obligations and liabilities of HighwayMaster Corporation became the assets, obligations and liabilities of the Company by operation of law. In connection with the merger, the Company obtained consents to the assignment of third party contracts from HighwayMaster Corporation to the Company, and other consents deemed necessary or advisable by the Company.

RISK FACTORS

Forward-Looking Statements

         This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-K, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

Operating History: Significant Losses

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $38.1 million at December 31, 1999. The Company must significantly increase its product sales and service revenues, while decreasing its operating expenses, to achieve profitability. There can be no assurance that the Company's future operations will generate operating or net income or positive cash flow from operations. If the Company does not achieve significant operating and net income and positive cash flow, it may not have the funds required to pay the principal amount of the 13 3/4% Senior Notes ("Senior Notes") at maturity in 2005 or to make interest payments on the Senior Notes beyond September 15, 2000. The Company will be required to fund interest payments beginning with the interest payment due March 15, 2001. Through such date, the payment of interest has been provided for through a portfolio of U.S. Government securities held in escrow. If the Company is unable to service the Senior Notes using earnings or cash flow from operations, it will have to identify alternate means of repayment that could include restructuring or refinancing its indebtedness or seeking additional sources of debt or equity financing. There can be no assurance either that the indenture agreement for the Senior Notes (the "Indenture") would permit the Company to pursue alternative means of repayment or that the Company would be able to effect such a restructuring or refinancing or obtain such additional financing if permitted to do so. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the early stages of the development and marketing of telecommunications products and services, as well as the competitive environment in which the Company operates and the other risks and uncertainties discussed in this Form 10-K and the documents incorporated herein by reference. See "Item 6 -- Selected Financial Data," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limitations Due to Debt

         The Indenture imposes significant operating and financial limitations on the Company. Such limitations will affect, and in many respects significantly restrict or prohibit, among other things, the ability of the Company to pay dividends, make investments and incur additional indebtedness. These restrictions, in combination with the Company's substantial leverage, could limit the ability of the Company to effect future financings or otherwise restrict the nature and scope of its activities. The degree to which the Company is leveraged could have important consequences to Company's stockholders and to the holders of the Senior Notes, including: (i) the impairment of the Company's ability to obtain additional financing in the future; (ii) the reduction of funds available to the Company for its operations or for capital expenditures as a result of the dedication of a substantial portion of the Company's net cash flow from operations to the payment of principal and interest on the Senior Notes; (iii) the possibility of an event of default under covenants contained in the Indenture, which could have a material adverse effect on the business, financial condition and results of operations of the Company; (iv) the placement of the Company at a relative competitive disadvantage as compared to competitors who are not as highly leveraged as the Company; and (v) vulnerability in the event of a downturn in general economic conditions or its business because of the Company's reduced financial flexibility. In addition, to the extent that the Company enters into a bank credit agreement in the future as permitted by and defined in the Indenture, such agreement is likely to impose additional operating and financial restrictions on the Company, which may be more restrictive than those provided for in the Indenture. See "Selected Financial Data," and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Company Operation of NSC

         Following the relocation of the NSC to the Company's headquarters in Richardson, Texas, the Company now operates and maintains the NSC that was previously operated and maintained by IEX Corp. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. Although the Company has successfully hired the former IEX switch technicians, the Company has limited abilities to provide software maintenance and support for the NSC. In October 1999, the Company entered into a software maintenance and support agreement with IEX with a three-year term. Any significant performance or other operational problems affecting the NSC could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Infrastructure and Operations."

Uncertainty Regarding Patents and Proprietary Rights

         The Company's success depends upon its technology and the scope and limitations of its proprietary rights therein. In order to protect its technology, the Company relies on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements, and other similar arrangements. If the Company's assertion of proprietary rights is held to be invalid or if another party's use of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected.

         The patents and other intellectual property rights of the Company cannot prevent competitors from developing competing systems using other terrestrial wireless communications systems or using the cellular system through a different method. While the Company believes that the nature and scope of the Company's communications system, including the Company's strategic business and technological relationships, would be difficult for a competitor to duplicate, there can be no assurance that a competitor would consider these hindrances to be material in light of the market potential. A competitor could invest time and resources in an attempt to duplicate certain key features of the Company's products and services, which could result in increased competition and have a material adverse effect on the Company's business.

         Several of the Company's competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by the Company. There can be no assurance that the Company is aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights held by others. In general, if it were determined that any of the Company's products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to obtain licenses (which might require the payment of royalties) to develop and market such products, services or enhancements from the holders of the patents, to redesign such products or services to avoid infringement, or cease marketing such products or services or developing such enhancements. In such event, the Company also might be required to pay past royalties or other damages. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies, without a material adverse effect on its business, financial condition and results of operations.

Dependence on SBC Regional Service Vehicle Contract.

         In August 1998, the SBC Companies entered into a one-year agreement for the purchase of Series 5005S mobile units and accompanying support and network management services that was extended to a three-year term in January 1999 (the "SBC Contract"). The SBC Contract's minimum three-year term expires in August 2001. As of December 31, 1999, the SBC Companies have purchased and installed approximately 15,000 Series 5005S Mobile Units pursuant to the SBC Contract. In February 2000, the Company announced that it has been chosen to provide Ameritech and other SBC Companies an additional 28,000 HighwayMaster Series 5005S mobile units pursuant to the SBC Contract. There can be no assurance that the Company will have sufficient cash reserves to purchase the inventory necessary to fulfill this order and may be required to renegotiate contractual payment terms with the SBC Companies to require advance payments on the orders. Also, there can be no assurance that the Company will be able to renegotiate favorable payment terms with the SBC Companies, and its failure to do so would have a material adverse effect on the Company's business. Finally, there can be no assurances that the Company will be able to fulfill its contractual obligations concerning installation of the Mobile Units.

Dependence on Third-Party Alarm Monitoring Services Provider

         The Company relies on CIC to provide certain alarm monitoring services to the SBC Companies as required by the SBC Contract. If the Company is unable to renew its Monitoring Services Agreement with CIC, the Company may be required to either develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider. If the Company is unable to develop its own monitoring services center or execute an agreement with another alarm monitoring services company, this could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The HighwayMaster network relies on continued technical compatibility among its cellular service providers. Currently, cellular carriers utilize analog technology, with digital technology offered in addition to analog in some service areas. If, in the future, cellular carriers discontinue all service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into its products. Although cellular providers have historically cooperated to maintain technical compatibility between markets, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing nationwide coverage. See "Business -- Infrastructure and Operations."

Dependence on Clearinghouse Services

         GTE-TSI and EDS provide clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI.

         EDS also performs certain clearinghouse functions for the Company that include, among other things, the validation of roaming numbers and routing of call delivery information. The agreement with EDS expires on October 24, 2000 with successive automatic one-year renewal terms thereafter, unless terminated at the option of either party upon 60 days notice prior to any expiration date. There can be no assurance that the EDS agreement will be renewed upon expiration.

         If the Company is unable to renew its agreements with GTE-TSI or, to a lesser extent, EDS, the Company may be required to make substantial and costly design changes to the HighwayMaster network in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI and EDS as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the HighwayMaster system could be maintained if such a redesign were necessary.

Southwestern Bell Mobile Systems, Inc.

         On March 30, 1999, the Company and SBMS executed an Administrative Carrier Agreement whereby SBMS provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. SBMS also provides the Company with cellular service. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. The failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. See "Business -- Infrastructure and Operations."


No Long-Term Product Supply Arrangements

         The Company does not manufacture or assemble its products. Because the Company is dependent on a single supplier to manufacture and assemble the Mobile Units and a second single supplier for the TrackWare(TM) Units, the possibility exists that problems experienced by the suppliers could adversely affect the Company. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Mobile Units, and an agreement with Wireless Link, Inc. for the manufacture of the TrackWare(TM) Units. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. In general, the failure to maintain or establish satisfactory arrangements for the production and assembly of Mobile Units or the TrackWare(TM) Units could have a material adverse effect on the Company's business, financial condition and results of operations.

Control of the Company

         The Company, Southwestern Bell Wireless Holdings, Inc. ("SBWH"), the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and certain other persons are parties to an Amended and Restated Stockholders' Agreement, dated as of September 27, 1996 (the "Amended Stockholders' Agreement") which amends and restates in its entirety the Stockholders' Agreement dated February 4, 1994. The parties to the Amended Stockholders' Agreement, which have not waived the right to designate directors under the Amended Stockholder's

Agreement, beneficially own an aggregate of 12,289,203 shares of common stock, representing approximately 48.9% of the shares outstanding as of December 31, 1999.

         The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of: (i) two directors designated by the Erin Mills Stockholders; (ii) one director designated by the Carlyle Stockholders; (iii) two directors designated by the By-Word Stockholders; and (iv) two independent directors. No Stockholder under the Amended Stockholders' Agreement shall be entitled to designate any director if the percentage of common stock beneficially owned by such Stockholder falls below 5% (or with respect to the Erin Mills Stockholders and the ByWord Stockholders, 20% for the right to designate two directors and 5% for the right to designate one director) on a Fully Diluted Basis. For purposes of the Amended Stockholders' Agreement, "on a Fully Diluted Basis" is determined by taking into account the number of shares of common stock which are issued and outstanding plus the number of shares of common stock: (a) issuable upon conversion of any outstanding Series D Preferred Stock, and if authorized and issued, Class B common stock; and (b) issuable pursuant to outstanding options, warrants, rights or obligations to purchase or subscribe for shares of common stock or securities of the Company which are exchangeable or exercisable into shares of common stock of the Company. However, excluded from the determination of "on a Fully Diluted Basis" are (a) the Warrants issued to SBWH; (b) options, warrants, rights or obligations to acquire common stock of the Company issued by any person or entity other than the Company; and (c) the number of shares of common stock issuable pursuant to options granted to employees of the Company to acquire common stock of the Company. Each of the parties has designated the number of directors specified in the Amended Stockholders' Agreement, except that the Carlyle Stockholders have declined to exercise their right to designate a director. Prior to the receipt of regulatory relief ("Regulatory Relief") permitting SBWH to provide landline, interLATA long-distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, SBWH will not be entitled to designate a director, but will have the right to designate a non-voting delegate who will attend all meetings of the Board of Directors and receive all materials distributed to directors of the Company. Upon the conversion of Series D Preferred Stock into Class B Common Stock, which will occur upon receipt of Regulatory Relief, SBWH will be entitled to designate one member of the Board of Directors of the Company. In addition, if SBWH and its affiliates beneficially own 20% or more of the outstanding common stock on a Fully Diluted Basis, SBWH will under certain circumstances be entitled to designate a second member of the Board of Directors.

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

         Certain technological advances and future product offerings could substantially change the nature of the Company's competition. For example, geo-stationary orbit, MEO and LEO satellite systems are expected to offer voice and data communications that could compete directly with existing cellular-based services, including the Company's system. One of the Company's current competitors, AMSC, launched a geo-stationary satellite in 1995 and offers both data and voice communications. In addition, networks of MEO and LEO satellites are in the early implementation stage, funded by consortiums of companies that intend to provide worldwide voice communication capability. The addition of voice capability to satellite systems may reduce the Company's competitive advantage over certain of its competitors, and it is possible that satellite owners may, at least on a temporary basis, offer rates at or below the Company's rates.

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

         The wireless industry has developed a uniform standard for incoming call delivery at a reduced cost. This inexpensive autonomous-registration incoming call delivery system for cellular roamers reduces the competitive advantages of the Company's system. Moreover, if cellular carriers were to develop additional standard protocol and hardware for inexpensive data transmission and fraud control, or if the cost of roaming services were to decline further, other competitive advantages of the Company's system would be significantly reduced or lost.

         In general, technology in the wireless communications industry is in a rapid and continuing state of change as new technologies and enhancements to existing technologies continue to be introduced. The Company believes that its future success will depend upon its ability to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis. There can be no assurance that the Company will be able to keep pace with technological developments.

         Certain of the Company's competitors, including Qualcomm, have significantly greater name recognition, financial and other resources than the Company. Among other things, it appears that certain of these resources have been or are being used by Qualcomm and other competitors of the Company to subsidize initial hardware purchases and provide extended periods of free services in an attempt to achieve rapid penetration of certain of the Company's target markets. See "Business -- Competition."

         The failure of the Company to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Government Regulation

         The Company believes that the nature of its services does not require the Company to be classified as a common carrier for either wireless or long-distance regulatory purposes. This conclusion is based on several alternative regulatory interpretations. Specifically, the FCC regulates telecommunications service providers or common carriers requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most state regulatory commissions regulate rate and entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. Basically, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Generally, services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components such as cellular or long-distance services. The Company believes that the services it provides to its customers in connection with the Mobile Units and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large, but offered to a specific group of users, which also exempts the Company from FCC and state regulation. The Company relies on its long-distance providers and wireless providers to comply with any regulatory requirements. The reclassification of the Company's services as telecommunications services could have a material adverse effect on the Company's business, financial condition and results of operations.

         The wireless telecommunications industry currently is experiencing significant regulatory changes that may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as CMRS. If the Company's services are classified as CMRS, the Company may be subject to FCC regulation as a telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, Congress has preempted state regulation of CMRS entry and rates. FCC decisions thus far have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and just and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC mandated universal service fund contribution. However, based on a conservative interpretation, the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms that may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms.

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

Dependence on Key Personnel

         The Company is dependent on the efforts of Jana Bell, President and Chief Executive Officer; Michael Smith, Executive Vice President and Chief Financial Officer; Todd Felker, Senior Vice President - Sales & Marketing; Marshall Lamm, Senior Vice President - Operations; Pierre Parent, Chief Technology Officer; J. Raymond Bilbao, General Counsel and Secretary, and a group of employees with technical knowledge regarding the

Company's systems. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company has employment agreements with Ms. Bell, and Messrs. Smith, Felker, Lamm, Parent and Bilbao. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

Year 2000 Software Risk

         The Year 2000 problem, also known as "Y2K," refers to the inability of some computer programs and microprocessors to interpret dates beyond December 31, 1999. The Y2K problem can be traced to the early days of computers, when memory and data storage were very expensive. To conserve these limited resources, computer programmers decided to use just two digits in the date fields to identify calendar year. For example, the year 1999 would be identified as "99." The assumption is that the date is within the twentieth century. In the year 2000, this assumption is invalid and some systems will not properly recognize dates.

         The Company took the appropriate steps to ensure that its operations, products and services were not adversely impacted by potential Year 2000 failures. The Company established a Year 2000 project team, which included employees with various functional responsibilities and outside consultants. The Year 2000 readiness project was overseen by senior management of the Company with regular progress reports made to the Board of Directors.

         The project team identified five phases in becoming Year 2000 compliant: (1) locating, listing and prioritizing specific technology that is potentially subject to Year 2000 challenges; (2) assessing and determining the element of risk that exists through inquiry, research and testing; (3) resolving Year 2000-related issues that were identified in previous phases by repair in a testing environment; (4) validation testing, monitoring, obtaining certification, and verifying the correct manipulation of dates and date-related data, including the systems of material third parties; and (5) implementation, installation, integration and application of Year 2000-ready solutions by replacement, upgrade or repair of technology systems, including those of material third parties. Finally, the Company engaged two third-party consulting firms to assist the Company in assessing its products and internal systems.

         The Year 2000 project team, in conjunction with the third-party consulting firms, has determined that: (1) the Company's hardware and software products, including embedded microprocessors, are Year 2000 compliant with non-material exceptions; and (2) the Company's internal information processing systems, including embedded microprocessors, are Year 2000 compliant with non-material exceptions. Solutions for the minor issues with the Company's hardware and software products are in place, and deployment to customers was completed on a timely basis. The Company did not defer any specific projects, goals or objectives relating to its operations as a result of Year 2000 compliance efforts.

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

         The Company expended approximately $600,000 to become Year 2000 compliant. All costs associated with Year 2000 readiness and remediation were funded from operating cash flows.

         The Company's products and services are materially dependent upon third-party service providers, including local telephone companies, cellular-service providers and long-distance telephone companies, for proper operation. Additionally, the Company's ability to bill its customers for enhanced services is materially dependent on third-party billing companies. The Company's ability to provide products for sale is also materially dependent on third party manufacturers and suppliers. The failure of these third parties to provide Year 2000-compliant products and/or services could have a material adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to, the inability of the Company to provide services to its customers, bill existing customers, accept new orders for products and services, and/or perform other customer-care tasks.

         Contingency planning is an integral part of the Company's Year 2000 preparedness. Because of the many uncertainties that continue to exist, the Company's readiness and remediation methodology dictate that contingency plans be established for likely non-compliance scenarios. The Company is continually developing contingency plans as new risks are uncovered and will continue to plan and implement contingency plans throughout 2000. The foregoing discussion regarding Year 2000 project timing, effectiveness, implementation and costs is based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of resources, the Year 2000 readiness of material third-party vendors and suppliers, and the Company's ability to respond to unforeseen Year 2000 compliance issues.

         The Company's products and services successfully transitioned to the Year 2000 without incident. The Company did not experience any interruption in its operations or its ability to offer its products and services on or subsequent to January 1, 2000, nor did any of the Company's customers experience service interruptions as a result of Y2K.

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

Customer Concentration

         The SBC Companies, Wal-Mart Stores East, Inc. and Contract Freighters, Inc. collectively account for approximately 47% of the Company's installed base of mobile units as of March 15, 2000. The loss of any of these customers, or any event, occurrence or development which adversely affects the relationship between the Company and any of these customers, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Product Liability

         Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes its Mobile Units offer safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as the Company expands its business to include the provision of alarm monitoring services in connection with the SBC Contract, the Company is exposed to an increased risk of litigation regarding various safety, performance and other matters. Product liability claims that exceed policy limits applicable to the Company's liability insurance or that are excluded from the policy coverage could have a material adverse effect on the business or financial condition of the Company.

Common Stock Available for Purchase by SBWH

         Pursuant to a Purchase Agreement dated September 27, 1996 (the "Purchase Agreement"), and certain agreements and instruments related thereto, the Company issued to SBWH (i) 1,000 shares of Series D Preferred Stock and (ii) Warrants. The shares of Series D Preferred Stock issued to SBC are initially convertible into an aggregate of 1,600,000 shares of Common Stock at the option of SBWH. The Warrants generally entitle SBWH to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and
(ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. If all of the shares of Series D Preferred Stock were converted into Common Stock and all the

Warrants were exercised by SBWH, SBWH would hold approximately 20.4% of the outstanding shares of Common Stock (based on the total number of shares of Common Stock outstanding as of December 31, 1999).

Certain Rights of SBWH

         The Purchase Agreement and certain of the other agreements and instruments related thereto afford various rights to SBWH that are not available to the other stockholders of the Company. For example, the Company has granted to SBWH, as the holder of Series D Preferred Stock, the right to approve certain actions on the part of the Company, including: (i) mergers or consolidations involving the Company that require stockholder approval under the General Corporation Law of the State of Delaware (the "DGCL"); (ii) sales of all or substantially all of the assets of the Company that require stockholder approval under the DGCL; (iii) amendments to the Company's Certificate of Incorporation;
(iv) the dissolution of the Company; (v) the adoption, implementation or acceptance by the Company of certain anti-takeover provisions; (vi) the issuance by the Company of equity securities, including securities convertible into equity securities (subject to specified exceptions), and the incurrence by the Company of debt obligations in an amount exceeding $5.0 million in any year;
(vii) the Company entering into any line of business other than its existing line of business or entering into joint ventures, partnerships or similar arrangements that would require expenditures of more than $3.0 million; (viii) the disposition by the Company in any 12-month period of assets (other than assets sold in the ordinary course of business) of which the fair market value exceeds $3.0 million; and (ix) any amendment, alteration or repeal of the terms of the Series D Preferred Stock.

Dividend Policy

         The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

Shares Eligible for Future Sale

         At December 31, 1999. the Company had 25,120,213 shares of Common Stock outstanding, of which approximately 12,831,000 shares of Common Stock are freely tradable without restrictions or further registration under the Securities Act. The remaining shares are deemed "restricted securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995 and pursuant to the Recapitalization Agreement entered into at the time of the SBWH transaction. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Act.

         The Amended Stockholder's Agreement provides for certain demand, piggyback or other registration rights to the stockholders who are parties to it. In particular, the agreement provides that, with respect to an aggregate of 1,818,018 shares of Common Stock issued to the Erin Mills Stockholders and certain of the Carlyle Stockholders in connection with the Recapitalization Transactions, the Company would register one-half each of such shares under the Securities Act, for sale during the three-month periods beginning March 31, 1997 and September 27, 1997. The Erin Mills Stockholders have waived the right to cause the Company to register such shares, although they have reserved the right to revoke such waiver at any time. The Carlyle Stockholders executed a waiver similar to the Erin Mills Stockholders' waiver; however, they then exercised their piggyback rights in connection with the registration of warrants and warrant shares that were issued in connection with the 1997 sale of Senior Notes. The Carlyle Shareholders offered all 2,723,468 shares beneficially owned by them to the public under the warrant registration statement filed on September 18, 1998. During 1999, none of the Company's Common Stock held by the Carlyle Stockholders' was purchased pursuant to the offering. See "Part II, Item
5. Market for Registrant's Common Equity and Related Stockholder Matters."

         The sale of a substantial number of shares of Common Stock or the availability of a substantial number of shares for sale may adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

Volatility of Stock Price

         Historically, the market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company or its competitors, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of the Company's common stock. The Company's stock price has been highly volatile in recent periods.


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

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is involved in various claims and lawsuits incidental to its business, primarily collections lawsuits in which the Company is seeking payment of amounts owed to it by customers. In connection with the Company's efforts to collect payments from a small number of former customers, such former customers have on occasion alleged breaches of contractual obligations under service agreements with the Company. The Company does not believe that these claims and lawsuits will have a material adverse affect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year 1999 covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM". The following table sets forth the range of high and low trading prices on Nasdaq NMS and Nasdaq SmallCap, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                              BID PRICES
                                         HIGH             LOW
                                         -----           -----
                1998
                First Quarter            $8.00           $5.38
                Second Quarter           $6.50           $2.31
                Third Quarter            $4.50           $0.88
                Fourth Quarter           $2.13           $0.83

                1999
                First Quarter            $2.19           $1.22
                Second Quarter           $1.88           $1.25
                Third Quarter            $1.66           $1.06
                Fourth Quarter           $2.94           $1.31

         The Company had approximately 4,950 holders of common stock as of March 16, 2000. The last sales price for the Company's Common Stock as reported on March 16, 2000 was $5.50. The Company did not pay dividends on its Common Stock for the year ended December 31, 1999 and has no plans to do so in the foreseeable future.

         On September 18, 1998, under the Securities Act of 1933, as amended, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-3, as amended (the "Registration Statement"). The Company registered warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the Registration Statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the Board of Directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During 1999, no warrants were sold and no warrant shares were exercised.

         Additionally, the Company registered shares required pursuant to the Amended Stockholders' Agreement (the "Stockholders' Agreement"). The Stockholders' Agreement grants piggyback registration rights to certain stockholders who are parties thereto. Accordingly, whenever the Company proposes to register any shares of Common Stock (or securities convertible into or exchangeable for, or options, warrants or other rights to acquire Common Stock) under the Securities Act of 1933 (other than registrations on Form S-4 or Form S-8), the eligible parties to the Stockholders' Agreement have the right to include shares of Common Stock held by them in any such registration. However, if the inclusion of shares of Common Stock pursuant to the piggyback registration provisions is reasonably determined by the managing underwriter or underwriters to materially adversely affect the success of the proposed offering, the Company may exclude certain shares from the offering. All eligible parties under the

Stockholders' Agreement were given notice of their opportunity to piggyback the offering of their Company Common Stock holdings on the Registration Statement. The Carlyle Stockholders were the only eligible parties who exercised their piggyback rights in connection with the registration of warrants and warrant shares under the Registration Statement. The Carlyle Shareholders offered all 2,723,468 shares beneficially owned by them to the public under the Registration Statement. During 1999, none of the Carlyle Stockholders' Company Common Stock was purchased pursuant to the offering.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The selected financial data set forth for each of the years 1995, 1996, 1997, 1998 and 1999 have been derived from audited financial statements, including the balance sheets at December 31, 1999 and 1998 and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1999 and notes thereto appearing elsewhere herein.

Year ended December 31,                                 1999        1998        1997        1996        1995
                                                      --------    --------    --------    --------    --------
                                                         (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                             $ 43,914    $ 16,832    $ 27,187    $ 14,645    $ 16,946
  Service                                               51,576      46,463      27,445      16,056       9,908
                                                      --------    --------    --------    --------    --------
     Total revenues                                     95,490      63,295      54,632      30,701      26,854
                                                      --------    --------    --------    --------    --------
Cost of revenues:
  Product                                               37,422      12,991      22,133      15,099      17,730
  Service                                               23,799      32,419      21,397      11,489       9,172
  Writedown of inventory                                    --          --          --       1,943          --
                                                      --------    --------    --------    --------    --------
    Total cost of revenues                              61,221      45,410      43,530      28,531      26,902
                                                      --------    --------    --------    --------    --------

Gross profit (loss)                                     34,269      17,885      11,102       2,170         (48)
                                                      --------    --------    --------    --------    --------

Expenses:
  General and administrative                            14,706      22,748      11,872       7,997       6,488
  Customer service                                       7,842      10,844      11,493       8,089       5,727
  Sales and marketing                                    4,091       7,372       7,723       9,139       6,273
  Engineering                                            2,685       5,399       4,604       3,487       2,868
  Network services center                                1,437       1,992       1,416         607          --
  Severance and AutoLink(R) termination costs             (189)      5,357          --          --          --
  Depreciation and amortization                          6,551       5,829       2,684       1,482         811
                                                      --------    --------    --------    --------    --------
                                                        37,123      59,541      39,792      30,801      22,167
                                                      --------    --------    --------    --------    --------

    Operating loss                                      (2,854)    (41,656)    (28,690)    (28,631)    (22,215)

Interest income                                          2,037       4,827       2,500         809       1,041
Interest expense                                       (13,422)    (17,099)     (4,857)     (1,691)     (5,106)
Other income (expense)                                   2,715          --          --        (230)       (117)
                                                      --------    --------    --------    --------    --------
Loss before income taxes and extraordinary item        (11,524)    (53,928)    (31,047)    (29,743)    (26,397)
                                                      --------    --------    --------    --------    --------
Income tax provision                                        --          --          --          --          --
                                                      --------    --------    --------    --------    --------
    Loss before extraordinary item                     (11,524)    (53,928)    (31,047)    (29,743)    (26,397)
Extraordinary item                                          --      18,867          --        (317)     (6,980)
                                                      --------    --------    --------    --------    --------
    Net loss                                          $(11,524)   $(35,061)   $(31,047)   $(30,060)   $(33,377)
                                                      ========    ========    ========    ========    ========

Basic and diluted loss per share:
    Loss before extraordinary item                    $  (0.46)   $  (2.17)   $  (1.25)   $  (1.39)   $  (1.43)
    Extraordinary item
                                                            --        0.76          --       (0.01)      (0.35)
                                                      --------    --------    --------    --------    --------
    Net loss                                          $  (0.46)   $  (1.41)   $  (1.25)   $  (1.40)   $  (1.78)
                                                      ========    ========    ========    ========    ========

Weighted average number of shares outstanding           24,974      24,899      24,864      22,763      19,813
                                                      ========    ========    ========    ========    ========

OTHER FINANCIAL AND OPERATING DATA (unaudited)(1)
Units installed at December 31,                         50,825      47,657      33,122      20,354      14,751
Average monthly service revenue per unit ("ARPU")     $  80.81    $  99.26    $  85.54    $  76.23    $  79.08

(1) Service revenues are composed of a monthly access fee and charges for usage of cellular minutes. The Company has discontinued reporting average monthly usage of minutes per unit since ARPU is considered to be a more meaningful measurement of activity.

December 31,                             1999         1998         1997        1996        1995
                                       ---------    ---------    ---------   ---------   ---------
BALANCE SHEET DATA

Cash and short-term investments        $  17,768    $  26,169    $  46,486   $  19,725   $  23,969
Working capital                           35,660       29,143       64,729      24,605      25,772
Network, equipment and software, net      15,703       20,649       15,482       8,629       5,020
Total assets                              74,073      103,126      146,473      42,929      42,369
Notes payable                             92,090       91,697      120,956          --      11,488
Redeemable preferred stock                    --           --           --          --       8,126
Stockholders' equity (deficit)           (38,051)     (26,791)       8,270      34,664      13,101

Capital expenditures                   $   3,103    $  10,520    $   9,499   $   5,139   $   4,076


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware(TM). There were no TrackWare(TM) revenues in 1999.

      The Company's installed base of mobile units was 50,825 at December 31, 1999, compared to 47,657 at December 31, 1998, an increase of 6.6 percent. Continuing increases in the installed base, which will generate greater service revenues, are critical to achieving profitable operations and, therefore, key to the ultimate success of the Company. Continuing operating losses and negative cash flow are anticipated in 2000. However, based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months.

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

      Until the third quarter of 1996, the Company's service revenues were generated from mobile communications units served exclusively by a switching complex operated by AT&T Corp. (the "AT&T Complex"). The Company's NSC commenced service during the third quarter of 1996. During 1997, voice and data communication services were provided by both the Company's NSC and the AT&T Complex while the provision of service was transitioned from the AT&T Complex to the NSC. Since January 1, 1998, the Company has provided voice and data communication services for all of its customers exclusively through the NSC together with related customer billing, credit and collection activities. The amount of service revenues and related expenses recognized by the Company varied significantly based upon whether a particular customer received service through the AT&T Complex or the NSC. In the case of customers served through the AT&T Complex, service charges were collected by AT&T. The Company recognized as revenue the portion of service charges received from AT&T, with the remainder of the service charges retained by AT&T as compensation for its cost of providing services. In the case of customers served by the NSC, the entire amount of the service charges to customers is recognized by the Company as revenue and additional operating and service expenses are borne by the Company. The operating expenses associated with the NSC are reflected in the Company's financial statements as general and administrative expenses (customer billing, credit and collection activities), network services center (other third party and internal operating expenses) and depreciation. Because of the difference in the economic relationships described above, as a greater proportion of customers have been served by the NSC, the Company recognized increased service revenues, which are offset by additional operating and service expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Total revenues increased 50.9% to $95.5 million in 1999 from $63.3 million in 1998. Product revenues increased 160.9% to $43.9 million in 1999 from $16.8 million in 1998. The increase in product revenues is a result of recognizing $29.7 million of revenues on the service vehicle contract entered into during 1998 that required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Service revenues increased 11.0% to $51.6 million in 1999 from $46.5 million in 1998 due to the increased installed base of mobile units. The average installed base of mobile units during 1999 increased 35.4% from the 1998 average installed base. Average monthly revenue per mobile unit decreased 18.6% to $80.81 in 1999 from $99.26 in 1998. The decrease was attributable to: (i) the decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

         Product gross profit margin was 14.8% in 1999, compared to 22.8% in 1998 because of the $3.5 million warranty provision that is discussed in more detail in Note 3 to the accompanying financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 22.8%.

         Service gross profit margin was 53.9% in 1999, compared to 30.2% in 1998. As more fully described in Note 3 to the accompanying financial statements, during 1999 the Company recorded $4.4 million of credits related to a contract settlement. Excluding the effect of these credits, service gross profit margin would have been 45.3%. The increase in service margin from 30.2% to 45.3% is primarily a result of: (i) the additional access fees generated by the 35.4% increase in the average installed base of mobile units; (ii) the effect of a new, lower-cost contract with one of the Company's major vendors; and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

         Operating expenses decreased 37.7% to $37.1 million in 1999 from $59.5 million in 1998. This decrease is primarily as a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $11.0 million for bad debt expense, sales tax liability, and severance and AutoLink(R) termination costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 would have been 23.5%. The average number of employees decreased 25.0% in 1999 from 1998. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998.

         Interest income was $2.0 million in 1999 compared to $4.8 million in 1998. Interest expense was $13.4 million in 1999 compared to $17.1 million in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments, pledged securities and Senior Notes payable.

         Other income reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses, as more fully described in Note 3 to the accompanying financial statements.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

      Total revenues increased to $63.3 million in 1998, compared to $54.6 million in 1997. Product revenues declined to $16.8 million in 1998 from $27.2 million in 1997, primarily as a result of a 45.5% decrease in mobile units sold. Product shipments in 1998 were less than the Company's expectations primarily as a result of the absence of any contribution from major new contracts and the introduction of the Series 3000 mobile unit that did not generate any significant sales volumes. After a reassessment of the market, the Series 3000 product offering was discontinued. The Company signed one major new contract during 1998; however, the 8,686 units shipped and placed in service in connection with this contract are not reflected in product revenues because the earnings process was not complete at December 31, 1998. Service revenues increased to $46.5 million in 1998, compared to $27.4 million in 1997 due to the combined effect of (i) the increased installed base of mobile units and (ii) increased service revenues per mobile unit. Average monthly revenue per mobile unit in 1998 increased to $99.26 from $85.54 in 1997 because the entire installed base of mobile units was served through the NSC in 1998, while the majority of the installed base was served through the AT&T Complex in 1997. See discussion under "General" above.

      Product gross profit margin was 22.8% in 1998, compared to 18.6% in 1997. The improvement in product gross profit margin is primarily attributable to a lower provision for warranty costs.

      Service gross profit margin was 30.2% in 1998, compared to 22.0% in 1997. The Company incurs certain costs for airtime usage that are not billable to customers under current billing practices. The improvement in service gross profit margin in 1998 reflects the changed economic relationships described above, and the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers

      General and administrative expenses increased to $22.7 million in 1998, compared to $11.9 million in 1997. Of this $10.8 million increase, approximately $4.3 million represents a provision for bad debts related to the Company's accounts receivable, and approximately $3.0 million represents a charge to accrue an estimated liability for sales taxes and associated costs as described in more detail in Note 9 to the accompanying financial statements. Of the $4.3 million provision for bad debts, $1.5 million relates to personal calling accounts activated in connection with a promotion designed to increase minutes of airtime usage. As a result of the unfavorable experience in connection with these personal account customers, during the second quarter of 1998 the Company discontinued the promotion and changed the credit process with respect to personal accounts in an attempt to reduce the Company's credit risk. The Company recorded a $2.7 million provision as a result of a major customer's filing for Chapter 11 bankruptcy protection. The remainder of the increase in general and administrative expenses is represented primarily by: (i) ordinary and customary costs associated with billing, credit and collection activities for the NSC;
(ii) growth in the average number of employees and salary increases; (iii) consulting fees in connection with evaluation of the Company's information systems and efforts to improve service gross profit margin; and (iv) legal and professional fees.

      Customer service expenses decreased to $10.8 million in 1998, compared to $11.5 million in 1997. This decrease is attributable to the reduction in the number of employees pursuant to a reorganization announced in the second quarter of 1998. The reduction in the number of employees primarily reflects the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC.

      Sales and marketing expenses decreased to $7.4 million in 1998, compared to $7.7 million in 1997, primarily from cost savings realized in the fourth quarter as a result of the reorganization announced during the third quarter of 1998.

      Engineering expenses increased to $5.4 million in 1998, compared to $4.6 million in 1997. This increase is primarily attributable to increases in payroll-related costs as a result of an increase in the number of engineering personnel devoted to continuation engineering and new product development, and other costs specifically related to the development of the AutoLink(R) service.

                  Depreciation and amortization expense increased to $5.8 million in 1998, compared to $2.7 million in 1997 reflecting the additional depreciation and amortization as a result of additions to network, equipment and capitalized software during 1997 and 1998.

                  Interest income was $4.8 million in 1998, compared to $2.5 million in 1997. Interest expense was $17.1 million in 1998, compared to $4.9 million in 1997. The change in these relationships reflects higher average outstanding balances during 1998 in cash and short-term investments, temporary investments, and notes payable as a result of the issuance of $125,000,000 of Senior Notes in September 1997.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's cash and short-term investments balances decreased $8.4 million to $17.8 million at December 31, 1999 from $26.2 million at December 31, 1998. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

                  The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $38.1 million at December 31, 1999. The Company must significantly increase its product sales and service revenue while decreasing its operating expenses to achieve profitability. The Company's ability to achieve profitable operations will be affected by the expenses, difficulties and delays frequently encountered in the development and marketing of telecommunication products and services, the competitive environment in which the Company operates, the Company's dependence upon certain key customers and other risks and uncertainties. Although the Company believes it will be able to successfully mitigate these risks, there is no assurance that the Company ever will be able to achieve profitability.

                  Beginning March 15, 2001, the Company will be required to fund the interest payment on its 13 3/4% Senior Notes from cash generated from operations or obtain an alternative means of repayment. Prior to March 15, 2001, interest payments on the Senior Notes are provided for through a portfolio of U.
S. Government securities held in escrow. If the Company is unable to service the Senior Notes through cash generated from operations, the Company would be required to obtain additional financial resources to fund such interest payments or seek to restructure the terms of the Senior Notes. Although the Company believes that it will be able to fund such interest payments out of cash flow from operations, there is no assurance that the Company's future operations will generate sufficient positive cash flow for this purpose or that the Company would be able to obtain additional financial resources or restructure the terms of the Senior Notes on terms acceptable to the Company.

                  The Company's ability to generate positive cash flow from operations is dependent upon the continued retention of certain key customers. The loss of any such customers would significantly reduce the Company's ability to generate sufficient cash flow to fund the interest payments on the Senior Notes beginning March 15, 2001.

                  The future success of the Company is dependent upon its ability to profitably develop and market its products and services in the highly competitive and rapidly changing telecommunications industry and the support of its creditors, stockholders and customers.

                  The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to: (i) increase the installed base of mobile units in service and improve the efficiency of its operations to reduce or eliminate its operating losses; or (ii) restructure the terms of the Senior Notes; or (iii) obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to either restructure the Senior Notes or obtain additional debt or equity financing on satisfactory terms, if at all.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, Schedule II - Valuation and Qualifying Accounts, and reports of independent public accountants, are included on pages F-1 through F-16 and pages S-1 through S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held on May 23, 2000 (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

                                                                    Page Number
(a)  Documents filed as part of the report:

     (1) Reports of Independent Public Accountants .................... F-1

         Balance Sheets as of December 31, 1999 and 1998 .............. F-2

         Statements of Operations for the Years Ended
               December 31, 1999, 1998 and 1997 ....................... F-3

         Statements of Cash Flows for the Years Ended
               December 31, 1999, 1998 and 1997 ....................... F-4

         Statements of Changes in Stockholders'
               Equity (Deficit) for the Years Ended
               December 31, 1999, 1998 and 1997 ....................... F-5

         Notes to Financial Statements ................................ F-6

     (2) Financial Statement Schedules

         Reports of Independent Public Accountants on
           Financial Statement Schedules............................... S-1

         Schedule II-Valuation and Qualifying Accounts................. S-2

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

 (3) Exhibits

              EXHIBIT
              NUMBER                        TITLE
              -------                       -----
                  3.1 - Certificate of Incorporation of the Company, as amended.
                        (1)(9)
                  3.2 - Amended and Restated By-Laws of the Company.(13)
                  4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
                  4.2 - Warrant Certificate, dated September 27, 1996, issued to
                        SBW.(7)
                  4.3 - Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the
                        Carlyle Stockholders and the other persons named
                        therein.(7)
                  4.4 - Amended and Restated Stockholders Agreement, dated
                        September 27, 1996, by and among the Company, SBW, the
                        Erin Mills Stockholders, the Carlyle Stockholders, the
                        By-Word Stockholders and the other persons named
                        therein.(7)
                  4.5 - Indenture dated September 23, 1997 by and among the
                        Company, HighwayMaster Corporation and Texas Commerce
                        Bank, National Association.(12)
                  4.6 - Pledge Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney
                        Inc.(12)
                  4.7 - Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation,
                        Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

                  4.8 - Warrant Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney
                        Inc.(12)
                  4.9 - Warrant Registration Rights Agreement dated September
                        23, 1997, by and among the Company, Bear, Stearns & Co.
                        Inc. and Smith Barney, Inc.(12)
                 10.1 - License Agreement, dated April 23, 1992, by and between
                        Voice Control Systems and the Company (as successor to
                        By-Word Technologies, Inc.)(1)
                 10.2 - Second Amendment to Employment Agreement, dated
                        September 1, 1998, by and between HighwayMaster
                        Corporation and William C. Saunders. (16)
                 10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C.
                        Kennedy, Jr.(15)
                 10.4 - Release of HighwayMaster Communications, Inc. and
                        HighwayMaster Corporation by William C. Saunders, dated
                        December 15, 1998. (16)
                 10.5 - Release of William C. Saunders by HighwayMaster
                        Communications, Inc. and HighwayMaster Corporation, dated December 15, 1998. (16)
                 10.6 - Amended and Restated 1994 Stock Option Plan of the
                        Company, dated February 4, 1994, as amended.(1)(5)(6)
                 10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)
                 10.8 - Mobile Communications (Voice and Data) Services
                        Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications
                        Corporation.(1)(2)
                 10.9 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka. (16)
                10.10 - Services Agreement, dated March 20, 1996, between the
                        Company and GTE-Mobile Communications Service
                        Corporation.(3)(4)
                10.11 - Acknowledgment by William C. Saunders dated December 15,
                        1998. (16)
                10.12 - Amendment dated November 16, 1995 to that certain Mobile
                        Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS
                        Personal Communications Corporation.(3)(4)
                10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D.
                        Quick. (16)
                10.14 - Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX
                        Corporation.(3)(4)
                10.15 - Technical Services Agreement, dated September 27, 1996, between HighwayMaster Corporation and Southwestern Bell
                        Wireless Holdings, Inc.(7)
                10.16 - Letter Agreement, dated February 19, 1996, between
                        HighwayMaster Corporation and IEX Corporation.(3)
                10.17 - Form of Adoption Agreement, Regional Prototype Cash or
                        Deferred Profit-Sharing Plan and Trust Sponsored by
                        McKay Hochman Co., Inc., relating to the HighwayMaster
                        Corporation 401(k) Plan. (1)
                10.18 - February 27, 1997 Addendum to Original Employment
                        Letter, dated September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere. (16)
                10.19 - Software Transfer Agreement, dated April 25, 1997, between HighwayMaster Corporation and Burlington Motor
                        Carriers, Inc.(9)(10)
                10.20 - Employment Agreement, dated June 3, 1998, by and between
                        HighwayMaster Corporation and Todd A. Felker. (16)
                10.21 - Employment Agreement, dated June 3, 1998, by and between
                        HighwayMaster Corporation and William McCausland.(16)
                10.22 - Employment Agreement, dated May 29, 1998, by and between
                        HighwayMaster Corporation and Jana Ahlfinger Bell. (14)
                10.23 - Lease Agreement, dated March 20, 1998, between
                        HighwayMaster Corporation and Cardinal Collins Tech
                        Center, Inc.(15)

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

                10.48 - Fleet-on-Track Services Agreement entered into between
                        GTE Telecommunications Services Incorporated and
                        HighwayMaster Corporation on May 3, 1999 (19)(20)
                10.49 - Confidential Memorandum of Understanding entered into between Criticom International Corp. and HighwayMaster
                        Corporation on April 16, 1999 (19)(20)
                10.50 - Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao (21)
                10.51 - Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker (21)
                10.52 - Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm (21)
                10.53 - Stock Option Agreement dated September 3, 1999, by and between the Company and William H. McCausland (21)
                10.54 - Stock Option Agreement dated September 3, 1999, by and between the Company and Pierre H. Parent (21)
                10.55 - Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith (21)
                10.56 - Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere (21)
                10.57 - Stock Option Agreement dated September 3, 1999 by and between the Company and Stephen P. Tacke (21)
                 23.1 - Consent of Arthur Andersen LLP (22)
                 23.2 - Consent of PricewaterhouseCoopers LLP (22)
                   27 - Financial Data Schedule (22)

             -------


         (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

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

         (21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

         (22)   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000

                                    HIGHWAYMASTER COMMUNICATIONS, INC.


                                    By:   /s/ JANA AHLFINGER BELL
                                          -----------------------
                                          Jana Ahlfinger Bell,
                                          President and Chief Executive Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 1999, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Signature                                   Title                                       Date
/s/ Jana Ahlfinger Bell                     President, Chief Executive Officer, and     March 24, 2000
--------------------------------------      Director (Principal Executive Officer)
Jana Ahlfinger Bell


                                            Executive Vice President and                March 24, 2000
/s/W. Michael Smith                         Chief Financial Officer
--------------------------------------      (Principal Financial Officer)
W. Michael Smith


                                            Vice President and Controller               March 24, 2000
/s/Stephen P. Tacke                         (Principal Accounting Officer)
--------------------------------------
Stephen P. Tacke


/s/Stephen L. Greaves                       Director                                    March 24, 2000
--------------------------------------
Stephen L. Greaves



/s/Gerry C. Quinn                           Director                                    March 24, 2000
--------------------------------------
Gerry C. Quinn



 /s/John T. Stupka                          Director                                    March 24, 2000
--------------------------------------
John T. Stupka

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of HighwayMaster Communications, Inc.:

We have audited the accompanying balance sheet of HighwayMaster Communications, Inc. (a Delaware corporation, the "Company") as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HighwayMaster Communications, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



                                                    ARTHUR ANDERSEN LLP

Dallas, Texas,
February 7, 2000


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HighwayMaster Communications, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of HighwayMaster Communications, Inc. and its subsidiary (the "Company") at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of HighwayMaster Communications, Inc. for any period subsequent to December 31, 1998.



                                               PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 16, 1999

                       HIGHWAYMASTER COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                    (in thousands, except share information)

                                                                                December 31,   December 31,
                                                                                   1999            1998
                                                                                ------------   ------------
                                          ASSETS
Current assets:
  Cash and short-term investments                                               $     17,768   $     26,169
  Accounts receivable, net of allowance for doubtful accounts
     of $7,448 and $9,528, respectively                                               13,341         14,585
  Inventories                                                                          9,292         12,921
  Pledged securities - current portion                                                12,705         12,974
  Other current assets                                                                 2,588            714
                                                                                ------------   ------------
     Total current assets                                                             55,694         67,363
Network, equipment and software, net of accumulated depreciation
     and amortization of $13,842 and $10,202, respectively                            15,703         20,649
Pledged securities - long-term portion                                                    --         11,814
Other assets, net of accumulated amortization
     of $1,017 and $565, respectively                                                  2,676          3,300
                                                                                ------------   ------------
     Total assets                                                               $     74,073    $   103,126
                                                                                ============   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                              $      2,431    $    11,362
  Telecommunications costs payable                                                     4,462          5,920
  Accrued interest payable                                                             3,784          3,784
  Advance payments from customers                                                         --          7,452
  Other current liabilities                                                            9,357          9,702
                                                                                ------------   ------------
     Total current liabilities                                                        20,034         38,220
Senior notes payable                                                                  92,090         91,697
                                                                                ------------   ------------
     Total liabilities                                                               112,124        129,917
                                                                                ------------   ------------

Commitments and contingencies (Note 13)

Stockholders' equity (deficit):
  Series D participating convertible preferred stock, $0.01 par value,
     1,000 shares authorized; 1,000 shares issued and outstanding                         --             --
  Common Stock, $0.01 par value, 50,000,000 shares authorized;
     25,432,210 and 25,210,983 shares issued;  25,120,213 and 24,898,986
      shares outstanding at December 31, 1999 and 1998, respectively                     255            252
  Additional paid-in capital                                                         149,742        149,481
  Accumulated deficit                                                               (187,501)      (175,977)
  Treasury stock, 311,997 shares, at cost                                               (547)          (547)
                                                                                ------------   ------------
     Total stockholders' equity  (deficit)                                           (38,051)       (26,791)
                                                                                ------------   ------------
     Total liabilities and stockholders' equity (deficit)                       $     74,073   $    103,126
                                                                                ============   ============


                 See accompanying notes to financial statements.

                       HIGHWAYMASTER COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
                        (In thousands, except per share)

                                                          Year ended December 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
Revenues:
  Product                                             $ 43,914    $ 16,832    $ 27,187
  Service                                               51,576      46,463      27,445
                                                      --------    --------    --------
     Total revenues                                     95,490      63,295      54,632
                                                      --------    --------    --------

Cost of revenues (Note 3):
  Product                                               37,422      12,991      22,133
  Service                                               23,799      32,419      21,397
                                                      --------    --------    --------
    Total cost of revenues                              61,221      45,410      43,530
                                                      --------    --------    --------

Gross profit                                            34,269      17,885      11,102
                                                      --------    --------    --------

Expenses:
  General and administrative                            14,706      22,748      11,872
  Customer service                                       7,842      10,844      11,493
  Sales and marketing                                    4,091       7,372       7,723
  Engineering                                            2,685       5,399       4,604
  Network services center                                1,437       1,992       1,416
  Severance and AutoLink(R) termination cost              (189)      5,357          --
  Depreciation and amortization                          6,551       5,829       2,684
                                                      --------    --------    --------
                                                        37,123      59,541      39,792
                                                      --------    --------    --------

    Operating loss                                      (2,854)    (41,656)    (28,690)

Interest income                                          2,037       4,827       2,500
Interest expense                                       (13,422)    (17,099)     (4,857)
Other income (Note 3)                                    2,715          --          --
                                                      --------    --------    --------
    Loss before income taxes and extraordinary item    (11,524)    (53,928)    (31,047)
Income tax provision                                        --          --          --
                                                      --------    --------    --------
    Loss before extraordinary item                     (11,524)    (53,928)    (31,047)
Extraordinary item                                          --      18,867          --
                                                      --------    --------    --------
    Net loss                                          $(11,524)   $(35,061)   $(31,047)
                                                      ========    ========    ========

Basic and diluted loss per share:
    Loss before extraordinary item                    $  (0.46)   $  (2.17)   $  (1.25)
    Extraordinary item                                      --        0.76          --
                                                      --------    --------    --------
    Net loss                                          $  (0.46)   $  (1.41)   $  (1.25)
                                                      ========    ========    ========

Weighted average number of shares outstanding
   Basic                                                24,974      24,899      24,864
                                                      ========    ========    ========
   Diluted                                              24,974      24,899      24,864
                                                      ========    ========    ========

                 See accompanying notes to financial statements.

                       HIGHWAYMASTER COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Year ended December 31,
                                                                             -----------------------------------
                                                                               1999         1998         1997
                                                                             ---------    ---------    ---------
Cash flows from operating activities:
  Net loss                                                                   $ (11,524)   $ (35,061)   $ (31,047)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                               6,551        5,829        2,684
     Amortization of discount on notes payable                                     393          503          131
     Extraordinary item                                                             --      (18,867)          --
     Provision for bad debts                                                     4,294        6,650        2,327
     (Increase) in accounts receivable                                          (3,050)      (7,272)      (6,853)
     (Increase) decrease in inventory                                            3,629       (9,776)         313
     (Increase) in pledged securities                                               --           --         (815)
     Increase (decrease) in accounts payable                                    (8,931)       5,100        2,812
     Increase (decrease) in accrued expenses and other current liabilities      (9,255)      15,873        6,170
     Net book value of equipment retired                                         1,950           --           --
     Other                                                                      (1,702)       1,409         (652)
                                                                             ---------    ---------    ---------
          Net cash used in operating activities                                (17,645)     (35,612)     (24,930)
                                                                             ---------    ---------    ---------

Cash flows from investing activities:
     Additions to network and equipment                                         (2,329)      (9,202)      (7,072)
     Additions to capitalized software                                            (774)      (1,318)      (2,427)
     (Purchase of) liquidation of pledged securities                            12,083       14,553      (46,588)
     (Increase) decrease in temporary investments                                   --       13,626      (13,626)
     (Increase) decrease in short-term investments                              (2,893)      10,001      (19,709)
                                                                             ---------    ---------    ---------
          Net cash provided by (used in) investing activities                    6,087       27,660      (89,422)
                                                                             ---------    ---------    ---------

Cash flows from financing activities:
     Purchase of senior notes                                                       --      (10,427)          --
     Release of pledged securities allocable to retired senior notes                --        8,063           --
     Proceeds from issuance of senior notes, net                                    --           --      120,937
     Proceeds from exercise of stock options                                       264           --          467
                                                                             ---------    ---------    ---------
          Net cash provided by (used in) financing activities                      264       (2,364)     121,404
                                                                             ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                               (11,294)     (10,316)       7,052
Cash and cash equivalents, beginning of year                                    16,461       26,777       19,725
                                                                             ---------    ---------    ---------
Cash and cash equivalents, end of year                                           5,167       16,461       26,777
Short-term investments                                                          12,601        9,708       19,709
                                                                             ---------    ---------    ---------
Cash and short-term investments                                              $  17,768    $  26,169    $  46,486
                                                                             =========    =========    =========

Supplemental cash flow information:
     Interest paid                                                           $  12,974    $  16,806    $      --
                                                                             =========    =========    =========


                 See accompanying notes to financial statements.

                       HIGHWAYMASTER COMMUNICATIONS, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)


                                                           Preferred Stock             Common Stock           Additional
                                                       ----------------------   ---------------------------     Paid-in
                                                         Shares      Amount        Shares         Amount        Capital
                                                       ----------   ---------   ------------   ------------   ----------
Stockholders' equity (deficit) at December 31, 1996         1,000   $      --     25,150,527   $        251   $  144,829
  Exercise of stock options                                                           60,456              1          466
  Issuance of warrants                                                                                             4,186
  Net loss for year
                                                       ----------   ---------   ------------   ------------   ----------
Stockholders' equity (deficit) at December 31, 1997         1,000          --     25,210,983            252      149,481
  Net loss for year
                                                       ----------   ---------   ------------   ------------   ----------
Stockholders' equity (deficit) at December 31, 1998         1,000          --     25,210,983            252      149,481
  Exercise of stock options                                                          221,227              3          261
  Net loss for year
                                                       ----------   ---------   ------------   ------------   ----------
Stockholders' equity (deficit) at December 31, 1999         1,000          --     25,432,210   $        255   $  149,742
                                                       ==========   =========   ============   ============   ==========

                                                                Treasury Stock
                                                          --------------------------    Accumulated
                                                            Shares          Amount        Deficit        Total
                                                          -----------    -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 1996           311,997    $      (547)   $  (109,869)   $    34,664
  Exercise of stock options                                                                                    467
  Issuance of warrants                                                                                       4,186
  Net loss for year                                                                         (31,047)       (31,047)
                                                          -----------    -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 1997           311,997           (547)      (140,916)         8,270
  Net loss for year                                                                         (35,061)       (35,061)
                                                          -----------    -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 1998           311,997           (547)      (175,977)       (26,791)
  Exercise of stock options                                                                                    264
  Net loss for year                                                                         (11,524)       (11,524)
                                                          -----------    -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 1999           311,997    $      (547)   $  (187,501)   $   (38,051)
                                                          ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

HIGHWAYMASTER COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

1.       BUSINESS OVERVIEW

General

         HighwayMaster Communications, Inc. is a Delaware corporation. On December 31, 1999, HighwayMaster Corporation, a wholly owned subsidiary, was merged into HighwayMaster Communications, Inc. (the "Company").

         The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware.(TM) There were no TrackWare(TM) revenues in 1999.

Future Operations

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $38.1 million at December 31, 1999. The Company must significantly increase its product sales and service revenue while decreasing its operating expenses to achieve profitability. The Company's ability to achieve profitable operations will be affected by the expenses, difficulties and delays frequently encountered in the development and marketing of telecommunication products and services, the competitive environment in which the Company operates, the Company's dependence upon certain key customers, and other risks and uncertainties. Although the Company believes it will be able to successfully mitigate these risks, there is no assurance that the Company ever will be able to achieve profitability.

         Beginning March 15, 2001, the Company will be required to fund the interest payment on its 13 3/4% Senior Notes from cash generated from operations or obtain an alternative means of repayment. Prior to March 15, 2001, interest payments on the Senior Notes are provided for through a portfolio of U. S. Government securities held in escrow. If the Company is unable to service the Senior Notes through cash generated from operations, the Company would be required to obtain additional financial resources to fund such interest payments or seek to restructure the terms of the Senior Notes. Although the Company believes that it will be able to fund such interest payments out of cash flow from operations, there is no assurance that the Company's future operations will generate sufficient positive cash flow for this purpose or that the Company would be able to obtain additional financial resources or restructure the terms of the Senior Notes, on terms acceptable to the Company.

         The Company's ability to generate positive cash flow from operations is dependent upon the continued retention of certain key customers. The loss of any such customers would significantly reduce the Company's ability to generate sufficient cash flow to fund the interest payments on the Senior Notes beginning March 15, 2001.

         The future success of the Company is dependent upon its ability to profitably develop and market its products and services in the highly competitive and rapidly changing telecommunications industry and the support of its creditors, stockholders and customers.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

         Revenues from product sales and licensing of product software are generally recognized at the time the mobile units are shipped to customers. During 1998, the Company entered into a contract (the "Service Vehicle Contract" or "Contract") for delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. The earning process on the Contract was not complete until all of the additional features had been delivered and accepted by the customer. Accordingly, revenue was not recognized for the mobile units shipped in connection with the Contract during 1998. Mobile units shipped under the Contract were reflected in inventory as "equipment shipped not yet accepted," and payments received from the customer for the equipment were classified in current liabilities as "advance payments from customers," at December 31, 1998. The earning process on the Service Vehicle Contract was completed during 1999, and revenue was recognized.

         Revenues generated from voice and data communications services are recognized upon customer usage. Until the third quarter of 1996, AT&T Corp. ("AT&T") invoiced and collected payments from all of the Company's customers for voice and data communication services associated with the Company's equipment. The Company recorded as revenue an amount equal to the payments received from AT&T, and the remainder of these service charges, including amounts for call processing, enhanced long-distance services and customer collection fees, was retained by AT&T under the terms of the Company's contract with AT&T. Beginning in the third quarter of 1996, when the Company's Network Services Center ("NSC") was placed into service, the Company started providing customer billing, credit and collection activities for voice and data communication services. During 1997, voice and data communication services were provided by both the Company and AT&T while the provision of service was transitioned from AT&T to the Company. Since January 1, 1998, the Company has provided customer billing, credit and collection activities for voice and data communication services for all of its customers.

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

         The carrying amount of cash and short term investments, pledged securities, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         Accounts receivable generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts that may eventually become uncollectible and to provide for any disputed charges. During 1999, one customer accounted for approximately $35.8 million, or 37%, of total revenues. During 1997, another customer accounted for approximately $6.7 million, or 12%, of total revenues. During 1998, no customer accounted for more than 10% of total revenues.

Inventories

         Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Network, Equipment and Software

         Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally range from three to five years. Maintenance and repairs are charged to operations, while renewals or betterments are capitalized.

Research and Development Costs

         The Company expenses research and development costs as incurred. During 1999, 1998 and 1997, the Company expensed $1,241,000, $2,286,000 and $1,616,000, respectively, in research and development costs for hardware and software that are reflected in "Engineering Expenses" in the Statements of Operations. The 1998 and 1997 amounts are net of $324,000 and $526,000, respectively, of research and development expenditures reimbursed by a third party.

Software Development Costs

         Costs related to the research, design and development of computer software are charged to research and development expense as incurred. During 1999, 1998 and 1997, the Company expensed $546,000, $1,236,000 and $553,000, respectively, in research and development costs that are reflected in "Engineering Expenses" in the Statements of Operations. The 1998 and 1997 amounts are net of $284,000 and $468,000, respectively, of research and development expenditures reimbursed by a third party. Software development costs that meet the capitalization requirements of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," are capitalized. Software development costs are amortized using the straight-line method over 18 months or the estimated economic life of the product, whichever is less.

Advertising Costs

         Advertising costs are expensed as incurred. During 1999, 1998 and 1997, the Company expensed $554,000, $1,692,000 and $1,511,000, respectively, in advertising costs that are reflected in "Sales and Marketing Expenses" in the Statements of Operations.

Income Taxes

         The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting For Income Taxes." Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

Earnings Per Share

         The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The Company's potentially dilutive securities, consisting of options and warrants, have been excluded from the weighted average number of shares outstanding since their effect would be anti-dilutive.

Reclassifications

         Certain reclassifications have been made for consistent presentation.

3.       UNUSUAL ITEMS

         During 1999, the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached with GTE Wireless, Inc. and GTE Telecommunications Incorporated. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility. The effect of these credits was to increase income by $4,533,000, of which $4,389,000 is reflected as a reduction in "Cost of Service Revenue" in the accompanying Statements of Operations.

         During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. In 1999, the Company and the customer negotiated a settlement agreement, the terms of which included termination of the contract and the return of approximately 2,900 mobile units to the Company that had been installed by the customer. "Other Income" includes a gain of approximately $800,000 related to this settlement.

         The remaining balance of "Other Income" primarily consists of the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses. See Note 13.

         During 1999, the earning process was culminated and the Company recognized product revenues of $29.7 million on the mobile units delivered under the Service Vehicle Contract. Included in "Cost of Product Revenues" in the accompanying Statements of Operations is a warranty provision of $3.5 million, that is the estimated cost to be incurred to remediate a defective subcomponent in the mobile units. The related liability is included in "Other Current Liabilities" in the accompanying Balance Sheet at December 31, 1999.

4.       SEVERANCE AND AUTOLINK(R) TERMINATION COSTS

         During the third quarter of 1998, the Company announced that it was halting the development of its AutoLink(R) service. As a consequence, the Company recorded a charge of $2,431,000 to recognize asset impairments and record estimated amounts to be incurred to extinguish contractual obligations associated with the AutoLink(R) program.

         During 1998, the Company recorded $2,926,000 in severance costs related to two reorganizations. Severance costs of $445,000 relate to a reduction in the number of employees, announced in the second quarter of 1998, primarily reflecting the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC. During the third quarter of 1998, the Company announced a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. As a result of this announcement and the AutoLink(R) announcement, the Company reduced its workforce by approximately 25% and recorded charges of $2,481,000 for obligations under employment contracts and severance payments to terminated employees.

         The following is a summary of activity relating to Severance and AutoLink(R) termination costs payable:

         Balance at December 31, 1997                                                $        --
             1998 Activity:
                         Accrued severance and AutoLink(R) termination costs           5,357,000
                         Cash payments for severance and contractual obligations      (2,895,000)
                         Asset write-offs                                               (434,000)
                                                                                     -----------
         Balance at December 31, 1998                                                  2,028,000
             1999 Activity:
                         Cash payments for severance and contractual obligations      (1,839,000)
                         Restored to income                                             (189,000)
                                                                                     -----------
         Balance at December 31, 1999                                                $        --
                                                                                     ===========

5.      CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments consist of the following:

December 31,                                1999           1998
                                         -----------   -----------
Cash and commercial paper                $ 2,533,000   $ 3,039,000
Corporate notes and bonds                         --     4,595,000
Money market accounts                      2,634,000     8,827,000
                                         -----------   -----------
     Cash and cash equivalents             5,167,000    16,461,000
                                         -----------   -----------

Corporate notes and bonds                  3,065,000     7,688,000
State, Municipal and Agency securities     1,015,000     2,020,000
Commercial Paper                           8,521,000            --
                                         -----------   -----------
     Short-term investments               12,601,000     9,708,000
                                         -----------   -----------
Total cash and short-term investments    $17,768,000   $26,169,000
                                         ===========   ===========

6.      INVENTORIES

         Inventories consist of the following:

December 31,                            1999          1998
                                     -----------   -----------
Complete systems                     $ 6,576,000   $ 1,577,000
Component parts                        2,302,000       826,000
Equipment shipped not yet accepted       414,000    10,518,000
                                     -----------   -----------
                                     $ 9,292,000   $12,921,000
                                     ===========   ===========

7.        NETWORK, EQUIPMENT AND SOFTWARE

          Network, equipment and software consist of the following:

December 31,                                           1999            1998
                                                   ------------    ------------
Network service center                             $ 14,945,000    $ 13,310,000
Computers and office equipment                        6,026,000       5,668,000
Mobile units and equipment                            2,909,000       6,862,000
Software                                              5,665,000       5,011,000
                                                   ------------    ------------
                                                     29,545,000      30,851,000
Less:  accumulated depreciation and amortization    (13,842,000)    (10,202,000)
                                                   ------------    ------------
                                                   $ 15,703,000    $ 20,649,000
                                                   ============    ============

         Total depreciation expense charged to operations during 1999, 1998 and 1997 was $6,099,000, $4,753,000 and $1,999,000, respectively.

         As of December 31, 1999 and 1998, the unamortized portion of software costs was $2,314,000 and $3,047,000, respectively. Amortization of such costs charged to expense during 1999, 1998 and 1997 was $1,487,000, $584,000 and
$728,000, respectively.

8.       OTHER ASSETS

         Other assets consist primarily of debt issue costs related to the issuance of the Senior Notes, net of accumulated amortization. Such costs are amortized over the term of the related debt.

9.       OTHER CURRENT LIABILITIES

          December 31,                                             1999            1998
                                                                ------------    ------------
          Accrued warranty costs                                $  4,482,000    $    384,000
          Deferred revenue                                                --       1,475,000
          Severance and AutoLink(R) termination costs payable             --       2,028,000
          Excise and sales taxes payable                             559,000       3,077,000
          Other                                                    4,316,000       2,738,000
                                                                ------------    ------------
                                                                $  9,357,000    $  9,702,000
                                                                ============    ============

         In late 1997, the Company retained experts to analyze and advise it with respect to various taxation issues. This evaluation and analysis involved the identification of exemptions from taxation for certain types of businesses or services, the confirmation of taxes currently being passed through and the identification of sales tax issues needing attention by the Company. Based on estimates of possible exposure to sales taxes for current and prior periods, the Company recorded a provision for taxes and other related costs in the amount of $3,040,000 during 1998. Of this amount, $2,288,000 is included in "Excise and Sales Taxes Payable" at December 31, 1998.

10.      SENIOR NOTES PAYABLE

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock at $9.625 per share. Of the gross proceeds, $120,814,000 was allocated to the Senior Notes and $4,186,000 was allocated to the warrants. Interest is payable on the Senior Notes semi-annually on March 15 and September 15. The Company used $46,588,000 of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities that provides funds sufficient to pay in full when due the scheduled interest payments on the Senior Notes through September 15, 2000. This amount, including interest earned thereon, is reflected in the accompanying Balance Sheets under the captions "Pledged Securities."

         The Indenture for the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions. The Company was in compliance with all covenants at December 31, 1999. The Indenture does allow the Company to incur additional indebtedness in the event certain conditions are satisfied.

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

         In 1998, the Company purchased and subsequently retired $30,645,000 principal amount of its Senior Notes on the open market for $9,885,000 plus accrued interest thereon, resulting in a gain on extinguishment of debt of $18,867,000 after the write-off of associated debt discount and debt issuance costs. The gain is reported as an "Extraordinary Item" in the accompanying Statements of Operations. Upon the retirement of the Senior Notes, the allocable portion of the Pledged Securities related thereto, in the amount of $8,063,000, was released to the Company.

         At December 31, 1999, the $94,355,000 of Senior Notes outstanding was recorded at the accreted value of $92,090,000. The Senior Notes have an effective interest rate of 14.1%.

         The fair value of the Senior Notes is less than their carrying amount at December 31, 1998 and 1999. The principal amount of the Senior Notes is $1,000 per individual Senior Note. The Senior Notes are publicly traded but purchases and sales of the Senior Notes are infrequent. Based on the limited trading activity in the Senior Notes during 1999, the market value per individual Senior Note has ranged from approximately $400 to $600.

11.      INCOME TAXES

         The components of the Company's net deferred tax asset are as follows:

December 31,                                      1999            1998
                                              ------------    ------------
Deferred tax assets
          Step-up of tax basis in assets      $  1,390,000    $  1,511,000
           Research and development credit         206,000         205,000
           Recapitalization costs                  158,000         167,000
           Allowance for doubtful accounts       2,576,000       3,240,000
           Accrued interest                        332,000       5,797,000
           Other accrued liabilities             1,827,000         390,000
           Inventory                               283,000         444,000
           Net operating loss carryforwards     55,312,000      46,206,000
                                              ------------    ------------
           Gross deferred tax assets            62,084,000      57,960,000
           Valuation allowance                 (60,405,000)    (56,501,000)
                                              ------------    ------------
           Net deferred tax assets               1,679,000       1,459,000
Deferred tax liability
           Depreciation                         (1,100,000)     (1,010,000)
           Other                                  (579,000)       (449,000)
                                              ------------    ------------
 Net deferred tax asset                       $         --    $         --
                                              ============    ============

         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

December 31,                               1999            1998            1997
                                       ------------    ------------    ------------
Income tax at Federal statutory rate   $ (3,918,000)   $(11,921,000)   $(10,556,000)
Net operating losses not benefited        3,904,000      11,860,000      10,502,000
Other                                        14,000          61,000          54,000
                                       ------------    ------------    ------------
             Income tax benefit        $         --    $         --    $         --
                                       ============    ============    ============

         At December 31, 1999, the Company had net operating loss carryforwards aggregating approximately $162.7 million that expire in various years between 2007 and 2019. Due to the issuance of certain notes payable during 1994, there was a change in ownership under the Internal Revenue Code, which limits the annual utilization of approximately $18.0 million of these carryforwards and will cause some amount of the carryforwards to expire unutilized. Any additional changes in ownership could also result in additional limitations of loss carryforwards.

12.      STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Series D Preferred Stock

         Southwestern Bell Wireless Holdings, Inc. ("SBWH"), a wholly owned subsidiary of SBC Communications Inc., owns all of the outstanding shares of Series D Participating Convertible Preferred Stock ("Series D Preferred Stock").

         Each outstanding share of Series D Preferred Stock is convertible into 1,600 shares of Common Stock at the option of SBWH. In addition, at such time as SBWH obtains certain regulatory relief required in order for it to offer long-distance telephone services, all outstanding shares of Series D Preferred Stock will automatically convert into an equal number of shares of a new series of common stock designated as Class B Common Stock.

         Each outstanding share of Class B Common Stock will be convertible into 1,600 shares of Common Stock at the option of SBWH. The holders of Class B Common Stock will be entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock will generally have identical voting rights and will vote together as a single class, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them are then convertible. In addition, the holders of Class B Common Stock will be entitled to elect one director of the Company (or two directors if SBWH and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and will have the right to approve certain actions on the part of the Company.

         SBWH holds warrants that entitle SBWH to purchase (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share. The warrants will expire on September 27, 2001.

Incentive Plan and Other

         Pursuant to a 1994 Stock Option Plan, as amended (the "Plan"), options may be granted to employees for the purchase of an aggregate of up to 2,474,463 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Plan. Generally, options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been determined based on the fair value of the options as of the grant dates for awards under the Plan consistent with the method provided by SFAS No 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                            For the Year Ended December 31,
                                     -------------------------------------------
                                         1999            1998           1997
                                     -------------   ------------   ------------
Net loss               As Reported   $ (11,524,000)  $(35,061,000)  $(31,047,000)
                       Pro Forma     $ (12,222,000)  $(36,007,000)  $(31,712,000)

Net loss per share     As Reported   $       (0.46)  $      (1.41)  $      (1.25)
                       Pro Forma     $       (0.49)  $      (1.45)  $      (1.28)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows:

                               For the Year Ended December 31,
                               -------------------------------
                                1999         1998        1997
                               ------       ------      ------
Dividend                           --           --          --
Expected volatility             83.83%       59.83%      65.10%
Risk-free rate of return         6.05%        4.96%       6.50%
Expected life in years            6.0          4.9         6.0


          A summary of the status of the Company's Plan as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, is presented below:

                                         1999                           1998                           1997
                                      -----------------------------------------------------------------------------------------
                                                       Weighted                       Weighted                      Weighted
                                                       Average                        Average                        Average
                                                       Exercise                       Exercise                       Exercise
                                        Shares          Price          Shares          Price          Shares           Price
                                      -----------    ------------    -----------    ------------   ------------    ------------
Outstanding at beginning of year        1,946,590    $       3.50      2,157,309    $       7.82      2,043,298    $       7.61
Granted                                   790,242            1.60      1,481,490            1.34        227,000            9.75
Exercised                                (221,227)           1.19             --              --        (60,456)           7.64
Forfeited                                (808,286)           6.82     (1,692,209)           7.12        (52,533)           7.93
                                      -----------    ------------    -----------    ------------   ------------    ------------
Outstanding at end of year              1,707,319    $       1.36      1,946,590    $       3.50      2,157,309    $       7.82
                                      ===========    ============    ===========    ============   ============    ============
Options exercisable at end of year        560,376    $       1.29      1,056,676    $       5.12      1,722,248    $       7.63
                                      ===========    ============    ===========    ============   ============    ============
Weighted average fair value of
    options granted during the year                  $       1.60                   $       0.74                   $       6.36
                                      ===========    ============    ===========    ============   ============    ============

         The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                                   Options Outstanding                                 Options Exercisable
                              -----------------------------                      ---------------------------------
                               Number of   Weighted Average   Weighted Average    Number of      Weighted Average
 Range of Option Price          Options     Remaining Life     Exercise Price      Options        Exercise Price
 ---------------------        -----------  ----------------   ----------------   ------------  -------------------
      $1.00 to $1.19              812,882        4.1               $1.10            356,329            $1.12
      $1.41 to $1.66              752,437        5.5                1.49            175,647             1.50
      $2.03 to $2.19              142,000        5.3                2.17             28,400             2.17
                              -----------  ----------------   ----------------   ------------  -------------------
                                1,707,319        4.8               $1.36            560,376            $1.29
                              ===========  ================   ================   ============  ===================

         A director of the Company holds options granted outside of the Plan to purchase 3,798 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at December 31, 1999.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. The Company did not make matching contributions to the Plan in 1999, 1998 or 1997.

13.      COMMITMENTS AND CONTINGENCIES

Litigation

         On February 16, 1996, the Company filed a lawsuit in the U. S. District Court for the Northern District of Texas, Dallas Division, against AT&T Corp. ("AT&T") and Lucent Technologies, Inc. ("Lucent") alleging, among other things, trade secret misappropriation, patent infringement and breach of contract. On May 12, 1999, the Company, AT&T and Lucent executed formal settlement agreements resolving all disputes and dismissing the lawsuit. See Note 3.

         The Company is involved in litigation matters that arise in the normal course of conducting its business. These matters are not considered to be of a material nature, nor are they expected to have a material effect on the financial position or results of operations of the Company.

Leases

         The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases were as follows as of December 31, 1999:

              2000                        $ 1,330,000
              2001                          1,086,000
              2002                            936,000
              2003                            972,000
              2004                          1,083,000
              Thereafter                    4,060,000
                                          -----------
                                          $ 9,467,000
                                          ===========

         During 1999, 1998 and 1997, total rent expense charged to operating expenses was approximately $1,413,000, $1,606,000 and $1,664,000, respectively.

14.      RELATED PARTY TRANSACTIONS

         During 1998 and 1999, the Company shipped and installed approximately 15,000 mobile units to member companies of one of the Company's shareholders, SBC Communications, Inc. ("SBC"). During 1999, the Company recognized total product revenues from SBC of $29,748,000. (See Note 2 to the Financial Statements regarding "revenue recognition.") Service revenues from SBC in 1999 and 1998 were $6,037,000 and $547,000, respectively.

         During 1998 and 1997, the Company paid $1,105,000 and $579,000, respectively, for advertising services pursuant to an "Agency Agreement." The Agency Agreement was terminated effective December 31, 1998. A former officer of the Company was a principal stockholder and officer of the Agency until January 1, 1997, at which time his equity interest was sold. The former officer continued to participate in the revenues of the Agency until certain contractual obligations from the sale of the officer's equity interest in the Agency were discharged. The former officer resigned from the Company in December, 1998.

         The Company leased office space from an affiliate of a stockholder until September 30, 1998. Total rent paid under this agreement during 1998 and 1997 was approximately $729,000 and $817,000, respectively.

         The Company had a management consulting arrangement with a member of its Board of Directors. During 1998 and 1997, the Company paid approximately $69,000 and $286,000, respectively, under this consulting arrangement, which amounts include reimbursed expenses.

15.      QUARTERLY RESULTS OF OPERATIONS (Unaudited)

         Unaudited quarterly results of operations for 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                First        Second        Third          Fourth
                                               Quarter       Quarter       Quarter       Quarter
                                              ----------    ----------    ----------    ----------
  1999
--------
Total revenues                                $   17,081    $   33,198    $   29,104    $   16,107
Gross profit                                      10,660        11,945         5,467         6,197
Operating income (loss)                            1,849         2,349        (3,991)       (3,061)
Net income (loss)                                    390           188        (6,156)       (5,946)
Income (loss) per share:
       Basic and diluted income (loss)        $     0.02    $     0.01    $    (0.25)   $    (0.24)
Weighted average shares outstanding
       Basic                                      24,993        24,981        24,987        25,015
       Diluted                                    25,444        25,308        24,987        25,015

 1998
------
Total revenues                                $   15,723    $   17,693    $   15,194    $   14,685
Gross profit                                       3,261         4,979         4,364         5,281
Operating loss                                    (8,491)      (11,100)      (15,265)       (6,800)
Loss before extraordinary item                   (11,589)      (14,067)      (18,484)       (9,788)
Extraordinary item                                    --            --            --        18,867
Net income (loss)                                (11,589)      (14,067)      (18,484)        9,079
Income (loss) per share:
       Before extraordinary item              $    (0.47)   $    (0.57)   $    (0.74)   $    (0.39)
       Extraordinary item                             --            --            --          0.76
       Basic and diluted income (loss)        $    (0.47)   $    (0.57)   $    (0.74)   $     0.37
Weighted average shares outstanding               24,899        24,899        24,899        24,899

   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULES

To the Board of Directors and Stockholders of HighwayMaster Communications,
Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of HighwayMaster Communications, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders equity (deficit), and cash flows for the year then ended, included in the Annual Report on Form 10-K, and have issued our report thereon dated February 7, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 1999, is not a required part of the basic financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Dallas, Texas
February 7, 2000

To the Board of Directors and Stockholders of HighwayMaster Communications,
Inc.

Our audits of the consolidated financial statements referred to in our report dated February 16, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedules for each of the two years in the period ended December 31, 1998. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                               PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 16, 1999

                                                                     SCHEDULE II

                       HIGHWAYMASTER COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                      Balance at     Charged to
                                     Beginning of    Costs and                                      Balance at
              Description               Period        Expenses       Deductions        Other       End of Period
              -----------            ------------   ------------    ------------    ------------   -------------
Year ended December 31,1997
   Allowance for doubtful accounts
       Accounts receivable           $    774,000   $  1,427,000    $    (53,000)   $         --   $   2,148,000
       Other receivable                        --        900,000              --              --         900,000
   Inventory reserves                   2,248,000        892,000      (1,931,000)             --       1,209,000
   Valuation allowance against
       deferred tax asset              34,745,000     10,501,000              --          58,000      45,304,000

Year ended December 31,1998
   Allowance for doubtful accounts
       Accounts receivable              2,148,000      6,650,000         (38,000)        768,000       9,528,000
       Other receivable                   900,000             --        (900,000)             --              --
   Inventory reserves                   1,209,000        332,000        (234,000)             --       1,307,000
   Severance and AutoLink(R)
        termination costs payable              --      5,357,000      (3,329,000)             --       2,028,000
   Valuation allowance against
       deferred tax asset              45,304,000     11,197,000              --              --      56,501,000

Year ended December 31,1999
   Allowance for doubtful accounts
       Accounts receivable              9,528,000      4,294,000      (6,374,000)             --       7,448,000
   Inventory reserves                   1,307,000        245,000        (719,000)             --         833,000
   Severance and AutoLink(R)
        termination costs payable       2,028,000       (189,000)     (1,839,000)             --              --
   Valuation allowance against
       deferred tax asset              56,501,000      3,904,000              --              --      60,405,000

                               INDEX TO EXHIBITS


              EXHIBIT
              NUMBER                   DESCRIPTION
              -------                  -----------
                  3.1 - Certificate of Incorporation of the Company, as amended.
                        (1)(9)
                  3.2 - Amended and Restated By-Laws of the Company.(13)
                  4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
                  4.2 - Warrant Certificate, dated September 27, 1996, issued to
                        SBW.(7)
                  4.3 - Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the
                        Carlyle Stockholders and the other persons named
                        therein.(7)
                  4.4 - Amended and Restated Stockholders Agreement, dated
                        September 27, 1996, by and among the Company, SBW, the
                        Erin Mills Stockholders, the Carlyle Stockholders, the
                        By-Word Stockholders and the other persons named
                        therein.(7)
                  4.5 - Indenture dated September 23, 1997 by and among the
                        Company, HighwayMaster Corporation and Texas Commerce
                        Bank, National Association.(12)
                  4.6 - Pledge Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney
                        Inc.(12)
                  4.7 - Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation,
                        Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

                  4.8 - Warrant Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney
                        Inc.(12)
                  4.9 - Warrant Registration Rights Agreement dated September
                        23, 1997, by and among the Company, Bear, Stearns & Co.
                        Inc. and Smith Barney, Inc.(12)
                 10.1 - License Agreement, dated April 23, 1992, by and between
                        Voice Control Systems and the Company (as successor to
                        By-Word Technologies, Inc.)(1)
                 10.2 - Second Amendment to Employment Agreement, dated
                        September 1, 1998, by and between HighwayMaster
                        Corporation and William C. Saunders. (16)
                 10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C.
                        Kennedy, Jr.(15)
                 10.4 - Release of HighwayMaster Communications, Inc. and
                        HighwayMaster Corporation by William C. Saunders, dated
                        December 15, 1998. (16)
                 10.5 - Release of William C. Saunders by HighwayMaster
                        Communications, Inc. and HighwayMaster Corporation, dated December 15, 1998. (16)
                 10.6 - Amended and Restated 1994 Stock Option Plan of the
                        Company, dated February 4, 1994, as amended.(1)(5)(6)
                 10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)
                 10.8 - Mobile Communications (Voice and Data) Services
                        Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications
                        Corporation.(1)(2)
                 10.9 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka. (16)
                10.10 - Services Agreement, dated March 20, 1996, between the
                        Company and GTE-Mobile Communications Service
                        Corporation.(3)(4)
                10.11 - Acknowledgment by William C. Saunders dated December 15,
                        1998. (16)
                10.12 - Amendment dated November 16, 1995 to that certain Mobile
                        Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS
                        Personal Communications Corporation.(3)(4)
                10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D.
                        Quick. (16)
                10.14 - Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX
                        Corporation.(3)(4)
                10.15 - Technical Services Agreement, dated September 27, 1996, between HighwayMaster Corporation and Southwestern Bell
                        Wireless Holdings, Inc.(7)
                10.16 - Letter Agreement, dated February 19, 1996, between
                        HighwayMaster Corporation and IEX Corporation.(3)
                10.17 - Form of Adoption Agreement, Regional Prototype Cash or
                        Deferred Profit-Sharing Plan and Trust Sponsored by
                        McKay Hochman Co., Inc., relating to the HighwayMaster
                        Corporation 401(k) Plan. (1)
                10.18 - February 27, 1997 Addendum to Original Employment
                        Letter, dated September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere. (16)
                10.19 - Software Transfer Agreement, dated April 25, 1997, between HighwayMaster Corporation and Burlington Motor
                        Carriers, Inc.(9)(10)
                10.20 - Employment Agreement, dated June 3, 1998, by and between
                        HighwayMaster Corporation and Todd A. Felker. (16)
                10.21 - Employment Agreement, dated June 3, 1998, by and between
                        HighwayMaster Corporation and William McCausland.(16)
                10.22 - Employment Agreement, dated May 29, 1998, by and between
                        HighwayMaster Corporation and Jana Ahlfinger Bell. (14)
                10.23 - Lease Agreement, dated March 20, 1998, between
                        HighwayMaster Corporation and Cardinal Collins Tech
                        Center, Inc.(15)

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

                10.48 - Fleet-on-Track Services Agreement entered into between
                        GTE Telecommunications Services Incorporated and
                        HighwayMaster Corporation on May 3, 1999 (19)(20)
                10.49 - Confidential Memorandum of Understanding entered into between Criticom International Corp. and HighwayMaster
                        Corporation on April 16, 1999 (19)(20)
                10.50 - Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao (21)
                10.51 - Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker (21)
                10.52 - Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm (21)
                10.53 - Stock Option Agreement dated September 3, 1999, by and between the Company and William H. McCausland (21)
                10.54 - Stock Option Agreement dated September 3, 1999, by and between the Company and Pierre H. Parent (21)
                10.55 - Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith (21)
                10.56 - Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere (21)
                10.57 - Stock Option Agreement dated September 3, 1999 by and between the Company and Stephen P. Tacke (21)
                 23.1 - Consent of Arthur Andersen LLP (22)
                 23.2 - Consent of PricewaterhouseCoopers LLP (22)
                   27 - Financial Data Schedule (22)

             -------


         (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

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

         (21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

         (22)   Filed herewith.