Form 10-Q
period 2000-03-31
AT TRACK COMMUNICATIONS INC
filed 2000-05-12
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------     -------------

                         Commission file number 0-26140

                           @TRACK COMMUNICATIONS, INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
    Title of each class                                   May 2, 2000
----------------------------                  ----------------------------------
Common Stock, $.01 par value                              25,319,931

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                              PAGE
                                                                             NUMBER
PART I.  FINANCIAL INFORMATION


Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 2000
             and December 31, 1999                                             1

         Consolidated Statements of Operations for the
             three months ended March 31, 2000 and 1999                        2

         Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 and 1999                              3

         Consolidated Statement of Changes in Stockholders' Equity
             (Deficit) for the three months ended March 31, 2000               4

         Notes to Consolidated Financial Statements                            5-6


Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     7-8

Item 3   Quantitative and Qualitative Disclosures About
             Market Risk                                                       8

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                     9

Item 2   Changes in Securities                                                 9

Item 3   Defaults Upon Senior Securities                                       9

Item 4   Submission of Matters to a Vote of Security Holders                   9

Item 5   Other Information                                                     9

Item 6   Exhibits and Reports on Form 8-K                                      9

Signatures                                                                     10

                         PART I - FINANCIAL INFORMATION

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                            ASSETS

                                                                    March 31,       December 31,
                                                                     2000              1999
                                                                   ---------        ------------
Current assets:
  Cash and short-term investments                                  $  18,906         $  17,768
  Accounts receivable, net                                            10,878            13,341
  Inventories                                                          9,917             9,292
  Pledged securities - current portion                                 6,362            12,705
  Other current assets                                                 3,192             2,588
                                                                   ---------         ---------
     Total current assets                                             49,255            55,694
Network, equipment and software, net                                  14,754            15,703
Other assets, net                                                      2,568             2,676
                                                                   ---------         ---------
     Total assets                                                  $  66,577         $  74,073
                                                                   =========         =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                 $   2,727         $   2,431
  Telecommunications costs payable                                     4,814             4,462
  Accrued interest payable                                               541             3,784
  Other current liabilities                                            8,904             9,357
                                                                   ---------         ---------
     Total current liabilities                                        16,986            20,034
Senior notes payable                                                  92,189            92,090
                                                                   ---------         ---------
     Total liabilities                                               109,175           112,124
                                                                   ---------         ---------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock                                                         --                --
  Common Stock                                                           256               255
  Additional paid-in capital                                         149,987           149,742
  Accumulated deficit                                               (192,294)         (187,501)
  Treasury stock                                                        (547)             (547)
                                                                   ---------         ---------
     Total stockholders' equity (deficit)                            (42,598)          (38,051)
                                                                   ---------         ---------
     Total liabilities and stockholders' equity (deficit)          $  66,577         $  74,073
                                                                   =========         =========


          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                       2000             1999
                                                     --------         --------
Revenues:
  Product                                            $  1,870         $  4,340
  Service                                              12,233           12,741
                                                     --------         --------
     Total revenues                                    14,103           17,081
                                                     --------         --------
Cost of revenues:
  Product                                               1,341            3,144
  Service (Note 5)                                      7,104            3,277
                                                     --------         --------
    Total cost of revenues                              8,445            6,421
                                                     --------         --------

Gross profit                                            5,658           10,660
                                                     --------         --------

Expenses:
  General and administrative                            2,594            3,389
  Customer service                                      1,725            1,818
  Sales and marketing                                   1,097              914
  Engineering                                             581              647
  Network services center                                 352              419
  Depreciation and amortization                         1,429            1,624
                                                     --------         --------
                                                        7,778            8,811
                                                     --------         --------

    Operating income (loss)                            (2,120)           1,849

Interest income                                           527              918
Interest expense                                       (3,342)          (3,342)
Other income (Note 5)                                     142              965
                                                     --------         --------
    Income (loss) before income taxes                  (4,793)             390
Income tax provision                                       --               --
                                                     --------         --------
    Net income (loss)                                $ (4,793)        $    390
                                                     ========         ========

Per share:
    Basic and diluted income (loss)                  $  (0.19)        $   0.02
                                                     ========         ========

Weighted average number of shares outstanding
   Basic                                               25,189           24,993
                                                     ========         ========
   Diluted                                             25,189           25,444
                                                     ========         ========


          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                    2000             1999
                                                                                  --------         --------
Cash flows from operating activities:
  Net income (loss)                                                               $ (4,793)        $    390
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                   1,429            1,624
     Amortization of discount on notes payable                                          99               98
     Provision for bad debts                                                           223              828
     (Increase) decrease in accounts receivable                                      2,240             (768)
     (Increase) in inventory                                                          (625)          (1,615)
     Increase (decrease) in accounts payable                                           296           (8,554)
     Increase (decrease) in accrued expenses and other current liabilities          (3,344)           9,175
     Other                                                                            (610)          (8,426)
                                                                                  --------         --------
          Net cash used in operating activities                                     (5,085)          (7,248)
                                                                                  --------         --------

Cash flows from investing activities:
     Additions to network and equipment                                               (174)          (1,831)
     Additions to capitalized software                                                (192)            (177)
     Decrease in pledged securities                                                  6,343            6,066
     Decrease in short-term investments                                              9,561            2,457
                                                                                  --------         --------
          Net cash provided by investing activities                                 15,538            6,515
                                                                                  --------         --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                           246               82
                                                                                  --------         --------
          Net cash provided by financing activities                                    246               82
                                                                                  --------         --------
Increase (decrease) in cash and cash equivalents                                    10,699             (651)
Cash and cash equivalents, beginning of period                                       5,167           16,461
                                                                                  --------         --------
Cash and cash equivalents, end of period                                            15,866           15,810
Short-term investments                                                               3,040            7,251
                                                                                  --------         --------
Cash and short-term investments                                                   $ 18,906         $ 23,061
                                                                                  ========         ========

Supplemental cash flow information:
     Interest paid                                                                $  6,487         $  6,487
                                                                                  ========         ========


          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)





                                                            Preferred Stock            Common Stock         Additional
                                                      ------------------------    -----------------------    Paid-in
                                                         Shares       Amount        Shares       Amount      Capital
                                                      ----------    ----------    ----------   ----------   ----------
Stockholders' equity (deficit) at December 31, 1999        1,000    $       --    25,432,210   $      255   $  149,742
      Exercise of stock options                                                      199,518            1          245
      Net loss
                                                      ----------    ----------    ----------   ----------   ----------
Stockholders' equity (deficit) at March 31, 2000           1,000    $       --    25,631,728   $      256   $  149,987
                                                      ==========    ==========    ==========   ==========   ==========



                                                           Treasury Stock
                                                      -----------------------   Accumulated
                                                        Shares       Amount       Deficit        Total
                                                      ----------   ----------   -----------    ----------
Stockholders' equity (deficit) at December 31, 1999      311,997   $     (547)  $  (187,501)   $  (38,051)
      Exercise of stock options                                                                       246
      Net loss                                                                       (4,793)       (4,793)
                                                      ----------   ----------   -----------    ----------
Stockholders' equity (deficit) at March 31, 2000         311,997   $     (547)  $  (192,294)   $  (42,598)
                                                      ==========   ==========   ===========    ==========





          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the three months ended March 31, 2000.

2.       BASIS OF PRESENTATION

                  Effective April 10, 2000, HighwayMaster Communications, Inc. changed its corporate name to @Track Communications, Inc. The consolidated financial statements include those of @Track Communications, Inc. and its wholly owned subsidiary, HighwayMaster of Canada, LLC.

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature except as described in Note 5) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       EARNINGS PER SHARE

                  Basic earnings per share for the three months ended March 31, 1999 and 2000 is computed using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three months ended March 31, 1999 is computed using the weighted average shares from the basic calculation plus the number of additional shares that would have been issued from the exercise of in the money stock options, net of the shares that would be able to be repurchased from the stock option proceeds (the "treasury stock method"). The calculation of basic and diluted earnings per share is identical for the three months ended March 31, 2000.

4.       INVENTORIES

                                                 March 31,     December 31,
                                                   2000            1999
                                                ----------     ----------
         Complete systems                       $5,809,000     $6,576,000
         Component parts                         2,635,000      2,302,000
         Equipment shipped not yet accepted      1,473,000        414,000
                                                ----------     ----------
                                                $9,917,000     $9,292,000
                                                ==========     ==========

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

6.       RECLASSIFICATION

                  The Company provides post sale support and maintenance on the installed base of mobile units. Historically, revenues and cost of revenues related to support and maintenance activities have been reported as a component of "product revenues" and "cost of product revenues," respectively. The level of this activity has increased significantly as a result of the Company's contract with the member companies of SBC Communications, Inc. (the "Service Vehicle Contract"), at a net cost to the Company. The Company believes the net cost of this activity directly relates to the realization of the recurring stream of "service revenue." Accordingly, beginning in the first quarter of 2000, the Company has classified the revenues and cost of revenues related to support and maintenance activities with "service revenues" and "cost of service revenues," respectively. The effect of this reclassification is to reduce gross service margin to 41.9%, as compared to 48.8% based on the former classification. This reclassification did not effect the first quarter of 1999 since activity related to the Service Vehicle Contract at that time related to either installation or post sale support and maintenance provided under warranty. Other post sale support and maintenance activity during the first quarter of 1999 was insignificant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Total revenues decreased 17.4% from $17.1 million in 1999 to $14.1 million in 2000. Product revenues decreased 56.9% from $4.3 million in 1999 to $1.9 million in 2000, primarily due to a 73.2% decrease in mobile units revenued. Product revenues during the three months ended March 31, 2000, did not include any significant sales to either new or existing long-haul trucking customers. In addition, minimal product revenues were recorded from the Service Vehicle Contract. The Company expects product revenues to increase significantly during the remainder of 2000 as a result of installations under the Service Vehicle Contract. Service revenues decreased 4.0% from $12.7 million in 1999 to $12.2 million in 2000, due primarily to lower average monthly revenue per mobile unit. While the average installed base of mobile units was essentially unchanged from 1999 to 2000, the average monthly revenue per mobile unit decreased 5.1% to $78.58 in 2000 from $82.77 in 1999, due to reduced personal calling revenue and the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality. As more fully described in Note 6 to the accompanying consolidated financial statements, service revenues in 2000 include post sale support and maintenance revenues, which increased average monthly revenue per mobile unit by $3.91. The installed base of mobile units decreased from 52,263 at March 31, 1999 to 49,514 at March 31, 2000. This decrease is primarily because of the loss of three customers, with an aggregate installed based of approximately 6,600 units, subsequent to March 31, 1999. The deinstallations at two of these customers were due to the inability of these customers to pay amounts owed to the Company. A third customer returned approximately 2,900 units that had been installed on a provisional basis in connection with a development contract that was terminated pursuant to a settlement agreement.

         Service gross profit margin was 41.9% in 2000 compared to 74.3% in 1999. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $3.6 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 46.2%. As more fully described in Note 6 to the accompanying consolidated financial statements, cost of service revenues in 2000 include the costs of providing post sale support and maintenance. Excluding these costs, 2000 service gross profit margin would have been 48.8%.

         Operating expenses decreased 11.7% to $7.8 million in 2000 from $8.8 million in 1999. The principal components of this reduction were bad debt expense, payroll related costs and depreciation and amortization. Bad debt expense decreased as a result of the combined effect of reduced sales and adjustments to the bad debt reserve to reflect the current assessment of collectibility of certain accounts. Of the reduction in payroll related costs, the most significant component was contract labor related to a variety of projects. The decrease in depreciation and amortization is primarily the result of asset retirements during 1999.

         Interest income was $0.5 million in 2000 compared to $0.9 million in 1999, reflecting the lower average outstanding balances during 2000 in cash and short-term investments.

         Other income in 1999 reflects the proceeds from the settlement of the litigation with AT&T Corp., net of related costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments balances at March 31, 2000 were $18.9 million compared to $17.8 million at December 31, 1999. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $42.6 million at March 31, 2000. The Company must significantly increase its product sales and service revenue while decreasing its operating expenses to achieve profitability. The Company's ability to achieve profitable operations will be affected by the expenses, difficulties and delays frequently encountered in the development and marketing of telecommunication products and services, the competitive environment in which the Company operates, the Company's dependence upon certain key customers and other risks and uncertainties. Although the Company believes it will be able to successfully mitigate these risks, there is no assurance that the Company ever will be able to achieve profitability.

         Beginning March 15, 2001, the Company will be required to fund the interest payment on its 13 3/4% Senior Notes from cash generated from operations or obtain an alternative means of repayment. Prior to March 15, 2001, interest payments on the Senior Notes are provided for through a portfolio of U. S. Government securities held in escrow. If the Company is unable to service the Senior Notes through cash generated from operations, the Company would be required to obtain additional financial resources to fund such interest payments or seek to restructure the terms of the Senior Notes. Although the Company believes that it will be able to fund such interest payments, there is no assurance that the Company's future operations will generate sufficient positive cash flow for this purpose or that the Company would be able to obtain additional financial resources or restructure the terms of the Senior Notes on terms acceptable to the Company.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company"s Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company will be able to continue to maintain or increase gross service margins and revenues, reduce operating costs or achieve sustained operational profitability. Important factors that could cause actual results to differ materially from the Company"s expectations ("cautionary statements") are disclosed in this report and the Company"s Annual Report on Form 10-K for the year ended December 31, 1999 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings -- None

Item 2.    Changes in Securities -- None.

Item 3.    Defaults Upon Senior Securities -- None.

Item 4.    Submission of Matters to a Vote of Security Holders -- None

Item 5.    Other Information --

         Effective March 3, 2000, the Company formed a new subsidiary, HighwayMaster of Canada, L.L.C., a Delaware limited liability company, to conduct operations in Canada. The Company will serve as the sole managing member of HighwayMaster of Canada, L.L.C.

Item 6.    Exhibits and Reports on Form 8-K

                  (a)  Exhibits - See the Index to Exhibits.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               @TRACK COMMUNICATIONS, INC.

Date: May 11, 2000


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

         10.28 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

         10.29 - September 18, 1998 Amended and Restated Stock Option Agreement of February 29, 1996, by and between the Company and William
                  H. McCausland.(16)

         10.30 - Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland.(16)

         10.31 - September 18, 1998 Amended and Restated Stock Option Agreement of April 25, 1997, by and between the Company and Robert
                  LaMere.(16)

         10.32 - September 18, 1998 Amended and Restated Stock Option Agreement of June 3, 1998, by and between the Company and Todd A.
                  Felker.(16)

         10.33 - Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(16)

         10.34 - Stock Option Agreement, dated April 4, 1995, by and between the Company and Terry Parker.(16)

         10.35  - Agreement No. 980427 between Southwestern Bell Telephone
                  Company, Pacific Bell, Nevada Bell, Southern New England
                  Telephone and HighwayMaster Corporation executed on January
                  13, 1999.(17)(18)

         10.36  - Administrative Carrier Agreement entered into between
                  HighwayMaster Corporation and Southwestern Bell Mobile
                  Systems, Inc. on March 30, 1999.(17)(18)

         10.37  - Addendum to Agreement entered into between HighwayMaster
                  Corporation and International Telecommunications Data Systems,
                  Inc. on February 4, 1999.(17)(18)

         10.38  - Second Addendum to Agreement entered into between
                  HighwayMaster Corporation and International Telecommunication
                  Data Systems, Inc. on February 4, 1999.(17)(18)

         10.39 - Manufacturing and Equipment Purchase Agreement entered into between HighwayMaster Corporation and Wireless Link
                  Corporation on March 9, 1999.(17)(18)

         10.40  - Agreement entered into between HighwayMaster Corporation and
                  Cellemetry LLC on January 19, 1999.(17)(18)

         10.41  - Agreement entered into between HighwayMaster Corporation and
                  Cellemetry LLC on January 19, 1999.(17)(18)

         10.42  - Agreement entered into between HighwayMaster Corporation and
                  Cellemetry LLC on January 19, 1999.(17)(18)

         10.43  - Agreement entered into between HighwayMaster Corporation and
                  Cellemetry LLC on January 7, 1999.(17)(18)

         10.44  - Stock Option Agreement dated June 24, 1999, by and between the
                  Company and J. Raymond Bilbao.(19)

         10.45  - Stock Option Agreement dated June 24, 1999, by and between the
                  Company and Marshall Lamm.(19)

         10.46  - Stock Option Agreement dated June 14, 1999, by and between the
                  Company and Marc A. Bringman.(19)

         10.47  - Transition Agreement entered into between GTE Wireless
                  Services Corporation and HighwayMaster Corporation on April
                  30, 1999.(19)(20)

         10.48  - Fleet-on-Track Services Agreement entered into between GTE
                  Telecommunications Services Incorporated and HighwayMaster
                  Corporation on May 3, 1999.(19)(20)

         10.49  - Confidential Memorandum of Understanding entered into between
                  Criticom International Corp. and HighwayMaster Corporation on
                  April 16, 1999.(19)(20)

         10.50 - Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(21)

         10.51 - Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker.(21)

         10.52 - Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm.(21)

         10.53 - Stock Option Agreement dated September 3, 1999, by and between the Company and William H. McCausland.(21)

         10.54 - Stock Option Agreement dated September 3, 1999, by and between the Company and Pierre H. Parent.(21)

         10.55 - Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(21)

         10.56 - Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere.(21)

         10.57 - Stock Option Agreement dated September 3, 1999 by and between the Company and Stephen P. Tacke.(21)

         10.58  - Employment Agreement, dated March 15, 2000, by and between the
                  Company and W. Michael Smith.(22)

         10.59  - Employment Agreement, dated March 10, 2000, by and between the
                  Company and J. Raymond Bilbao.(22)

         10.60  - Employment Agreement, dated March 13, 2000, by and between the
                  Company and Todd A. Felker.(22)

         10.61  - Employment Agreement, dated March 13, 2000, by and between the
                  Company and Marshall Lamm.(22)

         10.62  - Employment Agreement, dated March 13, 2000, by and between the
                  Company and Pierre Parent.(22)

         10.63  - Limited Liability Company Agreement of HighwayMaster of
                  Canada, LLC executed March 3, 2000.(22)

         10.64  - Investor Relations Services Agreement, dated March 31, 2000, by and between the Company and N.D. Hamilton Associates, Inc.
                  (22)

         11     - Statement re Computation of Per Share Earnings.(22)

         27     - Financial Data Schedule.(22)


------------
(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

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