Form 10-Q
period 2000-06-30
AT TRACK COMMUNICATIONS INC
filed 2000-08-14
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from ________ to _______

                         Commission file number 0-26140
                                                -------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
      Title of each class                               August 3, 2000
-------------------------------------        ----------------------------------
Common Stock, $.01 par value                              25,326,829

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER

PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at June 30, 2000
                      and December 31, 1999                                             1

                  Consolidated Statements of Operations for the
                      three months and six months ended June 30,
                      2000 and 1999                                                     2

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2000 and 1999                               3

                  Consolidated Statement of Changes in Stockholders'
                      Equity (Deficit) for the six months ended
                      June 30, 2000                                                     4

                  Notes to Consolidated Financial Statements                            5-6


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     7-9

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       9

PART II. OTHER INFORMATION

Item 1            Legal Proceedings                                                     10

Item 2            Changes in Securities                                                 10

Item 3            Defaults Upon Senior Securities                                       11

Item 4            Submission of Matters to a Vote of Security Holders                   11

Item 5            Other Information                                                     12

Item 6            Exhibits and Reports on Form 8-K                                      12

Signatures                                                                              13

                         PART I - FINANCIAL INFORMATION

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                     ASSETS
                                                                    June 30,        December 31,
                                                                     2000               1999
                                                                ------------        ------------
Current assets:
  Cash and short-term investments                               $     14,919        $     17,768
  Accounts receivable, net                                            16,499              13,341
  Inventories                                                         11,581               9,292
  Pledged securities                                                   6,449              12,705
  Other current assets                                                 3,165               2,588
                                                                ------------        ------------
     Total current assets                                             52,613              55,694
Network, equipment and software, net                                  13,779              15,703
Other assets, net                                                      2,482               2,676
                                                                ------------        ------------
     Total assets                                               $     68,874        $     74,073
                                                                ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                              $      4,659        $      2,431
  Telecommunications costs payable                                     5,726               4,462
  Accrued interest payable                                             3,784               3,784
  Other current liabilities                                            8,617               9,357
                                                                ------------        ------------
     Total current liabilities                                        22,786              20,034
Senior notes payable                                                  92,287              92,090
                                                                ------------        ------------
     Total liabilities                                               115,073             112,124
                                                                ------------        ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock                                                         --                  --
  Common Stock                                                           256                 255
  Additional paid-in capital                                         149,996             149,742
  Accumulated deficit                                               (195,904)           (187,501)
  Treasury stock                                                        (547)               (547)
                                                                ------------        ------------
     Total stockholders' equity  (deficit)                           (46,199)            (38,051)
                                                                ------------        ------------
     Total liabilities and stockholders' equity (deficit)       $     68,874        $     74,073
                                                                ============        ============




          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                 Three months ended       Six months ended
                                                       June 30,               June 30,
                                                --------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------
Revenues:
  Product                                       $ 10,168    $ 19,196    $ 12,038    $ 23,536
  Service                                         11,962      14,002      24,195      26,743
                                                --------    --------    --------    --------
     Total revenues                               22,130      33,198      36,233      50,279
                                                --------    --------    --------    --------
Cost of revenues:
  Product                                          6,750      14,554       8,091      17,698
  Service (Note 5)                                 6,910       6,699      14,014       9,976
                                                --------    --------    --------    --------
    Total cost of revenues                        13,660      21,253      22,105      27,674
                                                --------    --------    --------    --------

Gross profit                                       8,470      11,945      14,128      22,605
                                                --------    --------    --------    --------

Expenses:
  General and administrative                       3,259       3,671       5,853       7,060
  Customer service                                 1,839       2,006       3,564       3,824
  Sales and marketing                              1,250       1,171       2,347       2,085
  Engineering                                        993         726       1,574       1,373
  Network services center                            317         387         669         806
  Depreciation and amortization                    1,446       1,635       2,875       3,259
                                                --------    --------    --------    --------
                                                   9,104       9,596      16,882      18,407
                                                --------    --------    --------    --------

    Operating income (loss)                         (634)      2,349      (2,754)      4,198

Interest income                                      366         497         893       1,415
Interest expense                                  (3,342)     (3,396)     (6,684)     (6,738
Other income (Note 5)                                 --         738         142       1,703
                                                --------    --------    --------    --------
    Income (loss) before income taxes             (3,610)        188      (8,403)        578
Income tax provision                                  --          --          --          --
                                                --------    --------    --------    --------
    Net income (loss)                           $ (3,610)   $    188    $ (8,403)   $    578
                                                ========    ========    ========    ========

Per share:
    Basic and diluted income (loss)             $  (0.14)   $   0.01    $  (0.33)   $   0.02
                                                ========    ========    ========    ========

Weighted average number of shares outstanding
   Basic                                          25,322      24,981      25,255      24,956
                                                ========    ========    ========    ========
   Diluted                                        25,322      25,308      25,255      25,340
                                                ========    ========    ========    ========


          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                 --------------------------------
                                                                                     2000                1999
                                                                                 ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                              $     (8,403)       $        578
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                      2,875               3,259
     Amortization of discount on notes payable                                            197                 196
     Provision for bad debts                                                              915               1,394
     (Increase) in accounts receivable                                                 (4,073)             (6,680)
     (Increase) decrease in inventory                                                  (2,289)              3,673
     Increase (decrease) in accounts payable                                            2,228              (5,376)
     Increase (decrease) in accrued expenses and other current liabilities                524              (1,316)
     Other                                                                               (610)             (2,856)
                                                                                 ------------        ------------
          Net cash used in operating activities                                        (8,636)             (7,128)
                                                                                 ------------        ------------

Cash flows from investing activities:
     Additions to network and equipment                                                  (400)             (2,109)
     Additions to capitalized software                                                   (324)               (425)
     Decrease in pledged securities                                                     6,256               5,765
     Decrease in short-term investments                                                11,577               5,553
                                                                                 ------------        ------------
          Net cash provided by investing activities                                    17,109               8,784
                                                                                 ------------        ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                              255                 104
                                                                                 ------------        ------------
          Net cash provided by financing activities                                       255                 104
                                                                                 ------------        ------------
Increase in cash and cash equivalents                                                   8,728               1,760
Cash and cash equivalents, beginning of period                                          5,167              16,461
                                                                                 ------------        ------------
Cash and cash equivalents, end of period                                               13,895              18,221
Short-term investments                                                                  1,024               4,155
                                                                                 ------------        ------------
Cash and short-term investments                                                  $     14,919        $     22,376
                                                                                 ============        ============

Supplemental cash flow information:
     Interest paid                                                               $      6,487        $      6,487
                                                                                 ============        ============





          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
                    (in thousands, except share information)

                                                              Preferred Stock                 Common Stock             Additional
                                                        --------------------------      -------------------------       Paid-in
                                                          Shares          Amount          Shares         Amount         Capital
                                                        ----------      ----------      ----------     ----------     ----------
Stockholders' equity (deficit) at December 31, 1999          1,000      $       --      25,432,210     $      255     $  149,742
      Exercise of stock options                                                            206,616              1            254
      Net loss
                                                        ----------      ----------      ----------     ----------     ----------
Stockholders' equity (deficit) at June 30, 2000              1,000      $       --      25,638,826     $      256     $  149,996
                                                        ==========      ==========      ==========     ==========     ==========





                                                              Treasury Stock
                                                        -------------------------      Accumulated
                                                          Shares         Amount          Deficit          Total
                                                        ----------     ----------      ------------     ----------
Stockholders' equity (deficit) at December 31, 1999        311,997     $     (547)     $ (187,501)      $  (38,051)
      Exercise of stock options                                                                                255
      Net loss                                                                             (8,403)          (8,403)
                                                        ----------     ----------      ----------       ----------
Stockholders' equity (deficit) at June 30, 2000            311,997     $     (547)     $ (195,904)      $  (46,199)
                                                        ==========     ==========      ==========       ==========



          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the three and six months ended June 30, 2000.

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

3.       EARNINGS PER SHARE

                  Basic earnings per share for the three and six months ended June 30, 1999 and 2000 is computed using the weighted average number of shares outstanding during the respective periods. Diluted earnings per share for the three and six months ended June 30, 1999 is computed using the weighted average shares from the basic calculation, plus the number of additional shares that would have been issued from the exercise of in-the-money stock options, net of the shares that would be able to be repurchased from the stock option proceeds (the "treasury stock method"). The calculation of basic and diluted earnings per share is identical for the three and six months ended June 30, 2000.

4.       INVENTORIES

                                       June 30,     December 31,
                                         2000           1999
                                     ------------   ------------
Complete systems                     $    923,000   $  6,576,000
Component parts                         5,792,000      2,302,000
Equipment shipped not yet accepted      4,866,000        414,000
                                     ------------   ------------
                                     $ 11,581,000   $  9,292,000
                                     ============   ============

5.       UNUSUAL ITEMS

                  During the three and six months ended June 30, 1999, the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached with GTE Wireless, Inc. and GTE Telecommunications Incorporated. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility. Total non-recurring credits to cost of service revenue for the three months and six months ended June 30, 1999 aggregated $809,000 and $4,389,000, respectively.

                  During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. During the three months ended June 30, 1999, the Company and the customer negotiated a settlement agreement, the terms of which included termination of the contract and the return of approximately 2,900 mobile units to the Company that had been installed by the customer. " Other income" for the three months and six months ended June 30, 1999 includes a gain of approximately $750,000 related to this settlement. Also included in other income for the six months ended June 30, 1999 is the benefit from the settlement of the litigation with AT&T Corp., representing the proceeds from the settlement, net of related expenses, which was recorded in the first quarter of 1999.

6.       RECLASSIFICATION

                  The Company provides post-sale support and maintenance on the installed base of mobile units. Historically, revenues and cost of revenues related to support and maintenance activities have been reported as a component of "product revenues" and "cost of product revenues," respectively. The level of this activity has increased significantly as a result of the Company's contract with the member companies of SBC Communications, Inc. (the "Service Vehicle Contract"), at a net cost to the Company. The Company believes the net cost of this activity directly relates to the realization of the recurring stream of "service revenue." Accordingly, beginning in the first quarter of 2000, the Company has classified the revenues and cost of revenues related to support and maintenance activities with "service revenues" and "cost of service revenues," respectively. The effect of this reclassification is to reduce gross service margin for the three and six months ended June 30, 2000 to 42.2% and 42.1%, respectively, as compared to 50.8% and 49.8%, respectively, based on the former classification. Amounts for 1999 have been reclassified for consistent presentation.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which must be adopted by December 31, 2000. The Company is currently assessing the impact of SAB 101.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         Total revenues decreased 33.3% from $33.2 million in 1999 to $22.1 million in 2000. Product revenues decreased 47.0% from $19.2 million in 1999 to $10.2 million in 2000, primarily due to a 54.1% decrease in mobile units revenued. This decrease is primarily due to 1999 mobile units revenued being unusually high, since it was during the quarter ended June 30, 1999 that revenues were initially recognized on installations occurring from September 1998 through June 1999 under the Service Vehicle Contract. Units revenued under the Service Vehicle Contract were 3,778 in 2000, compared to 7,717 in 1999. Service revenues decreased 14.6% from $14.0 million in 1999 to $12.0 million in 2000, primarily due to lower average monthly revenue per mobile unit. While the average installed base of mobile units decreased 1.8% from 1999 to 2000, the average monthly revenue per mobile unit decreased 13.6% to $74.76 in 2000 from $86.53 in 1999, due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 53,621 at June 30, 2000 from 52,751 at June 30, 1999. The change in the installed base reflects additional units installed under the Service Vehicle Contract essentially offsetting deinstallations in long-haul trucking.

         Service gross profit margin was 42.2% in 2000, compared to 52.2% in 1999. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $0.8 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 46.4%. The decrease in service gross profit margin from 46.4% in 1999 to 42.2% in 2000 is primarily the result of the significant increase during 2000 of post-sale support and maintenance activity.

         Product gross profit margin was 33.6% in 2000, compared to 24.2% in 1999. This increase is primarily the result of improving installation margin from negative to neutral.

         Operating expenses decreased 5.1% to $9.1 million in 2000 from $9.6 million in 1999. This decrease is the aggregate effect of offsetting increases and decreases, none of which are individually significant.

         Interest income was $0.4 million in 2000, compared to $0.5 million in 1999, reflecting the lower average outstanding balances during 2000 in cash and short-term investments.

         Other income reflects the gain from the settlement of a customer contract as more fully described in Note 5 to the accompanying consolidated financial statements.

         Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

         Total revenues decreased 27.9% from $50.3 million in 1999 to $36.2 million in 2000. Product revenues decreased 48.9% from $23.5 million in 1999 to $12.0 million in 2000, primarily due to a 57.5% decrease in mobile units revenued. This decrease is primarily due to 1999 mobile units revenued being unusually high, since it was during the six months ended June 30, 1999 that revenues were initially recognized on installations occurring from September 1998 through June 1999 under the Service Vehicle Contract. Units revenued under the Service Vehicle Contract were 3,889 in 2000, compared to 7,717 in 1999. Service revenues decreased 9.5% from $26.7 million in 1999 to $24.2 million in 2000, due primarily to lower average monthly revenue per mobile unit. While the average installed base of mobile units increased 1.9% from 1999 to 2000, the average monthly revenue per mobile unit decreased 9.4% to $76.67 in 2000 from $84.65 in 1999, primarily due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 53,621 at June 30, 2000 from 52,751 at June 30, 1999. The change in the installed base reflects additional units installed under the Service Vehicle Contract essentially offsetting deinstallations in the long-haul trucking market. Two long-haul trucking customers, with an aggregate installed based of approximately 4,000 units, were deinstalled due to their inability to pay amounts owed to the Company.

         Service gross profit margin was 42.1% in 2000 compared to 62.7% in 1999. As more fully described in Note 5 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 46.3%. The decrease in service gross profit margin from 46.3% in 1999 to 42.1% in 2000 is primarily the result of the significant increase during 2000 of post-sale support and maintenance activity.

         Product gross profit margin was 32.8% in 2000, compared to 24.8% in 1999. This increase is primarily the result of improving installation margin from negative to neutral.

         Operating expenses decreased 8.3% to $16.9 million in 2000 from $18.4 million in 1999. This decrease is the aggregate effect of offsetting increases and decreases, none of which are individually significant.

         Interest income was $0.9 million in 2000, compared to $1.4 million in 1999, reflecting the lower average outstanding balances during 2000 in cash and short-term investments.

         Other income during 1999 reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses, as more fully described in Note 5 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company"s cash and short-term investments balances at June 30, 2000 were $14.9 million, compared to $17.8 million at December 31, 1999. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $46.2 million at June 30, 2000. The Company must significantly increase its product sales and service revenue, while decreasing its operating expenses, to achieve profitability. The Company's ability to achieve profitable operations will be affected by the expenses, difficulties and delays frequently encountered in the development and marketing of telecommunication products and services, the competitive environment in which the Company operates, the Company's dependence upon certain key customers, and other risks and uncertainties. Although the Company believes it will be able to successfully mitigate these risks, there is no assurance that the Company ever will be able to achieve profitability.

         Beginning March 15, 2001, the Company will be required to fund the interest payment on its 13 3/4% Senior Notes from cash generated from operations, or obtain an alternative means of repayment. Prior to March 15, 2001, interest payments on the Senior Notes are provided for through a portfolio of U.S. Government securities held in escrow. If the Company is unable to service the Senior Notes through cash generated from operations, the Company would be required to obtain additional financial resources to fund such interest payments or seek to restructure the terms of the Senior Notes. Although the Company believes that it will be able to fund such interest payments, there is no assurance that the Company's future operations will generate sufficient positive cash flow for this purpose or that the Company would be able to obtain additional financial resources or restructure the terms of the Senior Notes on terms acceptable to the Company.

         The Company's ability to generate positive cash flow from operations is dependent upon the continued retention of certain key customers. The Company's ability to retain key long-haul segment customers is dependent upon its ability to develop next-generation products and services with lower transmission costs and additional features and functionality. The loss of any such customers would significantly reduce the Company's ability to generate sufficient cash flow to fund the interest payments on the Senior Notes beginning March 15, 2001.

         The future success of the Company is dependent upon its ability to profitably develop and market its current and next-generation products and services in the highly competitive and rapidly changing telecommunications industry and the support of its creditors, stockholders and customers.

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

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company will be able to maintain gross service margins and revenues, reduce operating costs or achieve sustained operational profitability. Important factors that could cause actual results to differ materially from the Company"s expectations ("cautionary statements") are disclosed in this report and the Company"s Annual Report on Form 10-K for the year ended December 31, 1999 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings -- None

Item 2. Changes in Securities -- Effective July 11, 2000, SBC Communications, Inc. ("SBC") received final approval from the Federal Communications Commission to provide long distance service in the State of Texas. SBC previously received the approval of the Texas Public Utilities Commission and the United States Justice Department to provide long distance service in Texas. Pursuant to the Purchase Agreement by and between the Company as Issuer and Southwestern Bell Wireless Holdings, Inc. n/k/a SBC Wireless, Inc. as Investor, dated September 27, 1996 (the "Purchase Agreement"), certain events are triggered with respect to SBC's Series D Participating Convertible Preferred Stock upon the occurrence of "Regulatory Relief." "Regulatory Relief" is defined in the Purchase Agreement as the date that SBC Communications, Inc. or its Affiliates in their sole judgment, have obtained all the necessary federal and state regulatory approvals to provide landline, interLATA long distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996. Based upon the approval of SBC to provide long distance service in Texas, the Company believes that SBC has received Regulatory Relief.

         On July 13, 2000, the Company provided written notice to SBC requesting confirmation as to whether SBC has determined that it has received Regulatory Relief. As of the date of this filing, SBC has not yet responded.

         If SBC determines that it has received Regulatory Relief, (1) SBC's 1,000 shares of Series D Participating Convertible Preferred Stock automatically convert to 1,000 shares of Class B Common Stock, with each share of Class B Common Stock having the voting power of 1,600 shares of Common Stock; (2) SBC's right to a non-voting board delegate terminates; and (3) the Company and SBC are required to enter into an agreement in substantially the same form as the Voice and Data Agreement attached to the Purchase Agreement for the provision of long distance service by SBC.

         Additionally, SBC as the sole holder of Class B Common Stock shall have the following rights: (1) SBC has the right to elect a voting Board Member; (2) SBC has the right to elect two Board members if SBC owns more than 20% of the outstanding common stock of the Company, including the Common Stock issuable upon conversion of Class B Common Stock or other convertible securities or the exercise of warrants or options, but excluding the warrants issued to SBC as part of the Purchase Agreement and options, warrants, rights and obligations issued by any other person or entity other than the Company; (3) SBC has the right to dividends and distributions from the Company in the same amount as if SBC's 1,000 shares of Class B Common Stock were equal to 1,600,000 shares of Common Stock (as adjusted for stock dividends or stock splits occurring after September 27, 1996); (4) SBC has the right to appoint at least one director to the Compensation Committee and the Nominating Committee of the Board of Directors of the Company; (5) SBC has the right to convert each share of their Class B Common Stock into 1,600 shares of Common Stock; and (6) SBC has the right to approve: (i) any annual budget or business plan of the Company; (ii) the issuance of any equity securities (other than employee stock options); (iii) the Company incurring any debt greater than $5,000,000; (iv) the hiring or termination of the Company's chief executive officer, chief operating officer or chief financial officer; (v) the Company's entering into any line of business other than its existing line of business; (vi) the Company's exiting its existing line of business or disposing of assets (other than assets sold in the ordinary course of business) in any year with a value in excess of $500,000; (vii) the adoption of any anti-takeover provision; (viii) the taking of any corporate action which would reduce the number of common shares issuable upon the conversion of Class B Common Shares below 1,600 shares of Common Stock per share of Class B Common Stock.

         Additionally, as per the Company's September 27, 1996 Amended and Restated Stockholders' Agreement, if following the receipt of Regulatory Relief, SBC does not hold any Class B Common Stock but owns at least 1,600,000 shares of Common Stock including Common Stock issuable upon conversion of outstanding securities or upon exercise of outstanding options, warrants, rights or obligations (but excluding the warrants issued to SBC as part of the Purchase Agreement and options, warrants, rights and obligations issued by any other person or entity other than the Company) on a Fully Diluted Basis, SBC shall retain only the following approval rights previously held as a Class B Common Stock Holder: (i) the right to approve any annual budget or business plan of the Company; (ii) the right to approve the issuance of any equity securities (other than employee stock options); (iii) the right to approve the Company incurring any debt greater than $5,000,000; (iv) the right to approve the hiring or termination of the Company's chief executive officer, chief operating officer or chief financial officer; (v) the right to approve the Company's entering into any line of business other than its existing line of business; (vi) the right to approve the Company's exiting its existing line of business or disposing of assets (other than assets sold in the ordinary course of business) in any year with a value in excess of $500,000; (vii) the adoption of any anti-takeover provision; and (viii) the right to approve the taking of any corporate action which would reduce the number of Common Shares held by SBC to fewer than 1,600,000.

         "On a Fully Diluted Basis" means taking into account the number of shares of Common Stock which are issued and outstanding plus: (a) the number of shares of Common Stock issuable upon conversion of any outstanding Class B Common Stock; and (b) the number of shares of Common Stock issuable pursuant to outstanding options, warrants, rights or obligations to purchase or subscribe for shares of Common Stock or securities of the Company which are exchangeable or exercisable into shares of Common Stock of the Company. However, excluded from the term "on a Fully Diluted Basis" are (a) the warrants issued to SBC as part of the Purchase Agreement; (b) any options, warrants, rights or obligations to acquire Common Stock of the Company issued by any person or entity other than the Company; and (c) the number of shares of Common Stock issuable pursuant to options granted to employees of the Company to acquire Common Stock of the Company.

Item 3.  Defaults Upon Senior Securities -- None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 23, 2000. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; (ii) ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 2000; and (iii) approved an amendment of the Amended & Restated 1994 Stock Option Plan (the "Stock Option Plan") to permit non-employee members of the Board of Directors to participate in the Stock Option Plan.

         The Company had 25,319,731 shares of Common Stock outstanding as of March 24, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 19,013,797 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

         Proposal 1: Election of Directors

                                                   Shares Voting       Shares
           Director                                   In Favor        Withheld
           --------                                -------------      --------
           Jana A. Bell                              19,009,047        4,750
           Stephen L. Greaves                        19,009,047        4,750
           Gerry C. Quinn                            19,009,047        4,750
           John T. Stupka                            19,009,047        4,750

           Proposal 2: Ratification of Arthur Andersen LLP as the Company's
                       Independent Accountants

                               Votes in favor:     19,007,597
                               Votes against:      3,750
                               Abstentions:        2,450

           Proposal 3: Amendment of the Amended & Restated 1994 Stock Option
                       Plan to permit non-employee members of the Board of Directors to participate in the Stock Option Plan

                               Votes in favor:     18,976,062
                               Votes against:      34,885
                               Abstentions:        2,850

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits.

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       @TRACK COMMUNICATIONS, INC.

Date: August 10, 2000


                                       By: /s/ Jana Ahlfinger Bell
                                           -----------------------
                                           Jana Ahlfinger Bell
                                           President and Chief Executive Officer


                                       By: /s/ W. Michael Smith
                                           -----------------------
                                           W. Michael Smith
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

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

         10.57    - Stock Option Agreement dated September 3, 1999 by and
                    between the Company and Stephen P. Tacke (21)

         10.58    - Employment Agreement, dated March 13, 2000, by and between the Company and W. Michael Smith. (22)

         10.59    - Employment Agreement, dated March 13, 2000, by and between the Company and J. Raymond Bilbao. (22)

         10.60    - Employment Agreement, dated March 13, 2000, by and between the Company and Todd A. Felker. (22)

         10.61    - Employment Agreement, dated March 13, 2000, by and between the Company and Marshall Lamm. (22)

         10.62    - Employment Agreement, dated March 13, 2000, by and between the Company and Pierre Parent. (22)

         10.63    - Limited Liability Company Agreement of HighwayMaster of
                    Canada, LLC executed March 3, 2000. (22)

         10.64    - Investor Relations Services Agreement, dated March 31, 2000, by and between the Company and N.D. Hamilton Associates, Inc. (22)

         10.65    - Employment Agreement, dated May 31, 2000, by and between the
                    Company and Jana A. Bell (24)

         10.66    - Employment Agreement, dated June 6, 2000, by and between the
                    Company and Robert W. LaMere (24)

         10.67    - Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation
                    (23) (24)

         10.68    - Commercial Lease Agreement dated April 26, 2000 by and
                    between the Company and 10th Street Business Park, Ltd. (24)

         11       - Statement Regarding Computation of Per Share Earnings (24)

         27       - Financial Data Schedule (24)


----------

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

(21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(23) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on even date herewith.

(24)     Filed herewith.