Form 10-Q
period 2000-09-30
AT TRACK COMMUNICATIONS INC
filed 2000-11-01
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from ________ to _________

                                      Commission file number 0-26140
                                                             -------
                           @TRACK COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  51-0352879
----------------------------------         ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 1155 Kas Drive, Suite 100, Richardson, Texas             75081
--------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code      (972) 301-2000
                                                         --------------

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
   Title of each class                                October 23, 2000
--------------------------------------       ----------------------------------
Common Stock, $.01 par value                            25,326,829
Common Stock - Class B, $.01 par value                       1,000

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
PART I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 2000
                      and December 31, 1999                                             1

                  Consolidated Statements of Operations for the
                      three months and nine months ended September 30,
                      2000 and 1999                                                     2

                  Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2000  and 1999                         3

                  Consolidated Statement of Changes in Stockholders'
                      Equity (Deficit) for the nine months ended
                      September 30, 2000                                                4

                  Notes to Consolidated Financial Statements                            5-7


Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     8-10

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       10

PART II.          OTHER INFORMATION

Item 1            Legal Proceedings                                                     11

Item 2            Changes in Securities                                                 11

Item 3            Defaults Upon Senior Securities                                       12

Item 4            Submission of Matters to a Vote of Security Holders                   12

Item 5            Other Information                                                     12

Item 6            Exhibits and Reports on Form 8-K                                      12

Signatures                                                                              13

                         PART I - FINANCIAL INFORMATION

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)




                                                              September 30,     December 31,
                                                                   2000             1999
                                                              -------------    -------------
                                     ASSETS
Current assets:
  Cash and short-term investments                             $      21,303    $      17,768
  Accounts receivable, net                                           14,246           13,341
  Inventories                                                        11,871            9,292
  Pledged securities                                                     --           12,705
  Other current assets                                                2,019            2,588
                                                              -------------    -------------
     Total current assets                                            49,439           55,694
Network, equipment and software, net                                 13,290           15,703
Other assets, net                                                     2,369            2,676
                                                              -------------    -------------
     Total assets                                             $      65,098    $      74,073
                                                              =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                            $      10,541    $       2,431
  Telecommunications costs payable                                    4,279            4,462
  Accrued interest payable                                              541            3,784
  Other current liabilities                                           6,395            9,357
                                                              -------------    -------------
     Total current liabilities                                       21,756           20,034
Senior notes payable                                                 92,386           92,090
                                                              -------------    -------------
     Total liabilities                                              114,142          112,124
                                                              -------------    -------------
Commitments and contingencies

Stockholders' equity (deficit):
  Preferred Stock                                                        --               --
  Common Stock                                                          256              255
  Common Stock - Class B                                                 --               --
  Additional paid-in capital                                        149,996          149,742
  Accumulated deficit                                              (198,749)        (187,501)
  Treasury stock                                                       (547)            (547)
                                                              -------------    -------------
     Total stockholders' equity  (deficit)                          (49,044)         (38,051)
                                                              -------------    -------------
     Total liabilities and stockholders' equity (deficit)     $      65,098    $      74,073
                                                              =============    =============






          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                        (in thousands, except per share)

                                                    Three months ended          Nine months ended
                                                       September 30,              September 30,
                                                 ------------------------    ------------------------
                                                    2000          1999          2000          1999
                                                 ----------    ----------    ----------    ----------
Revenues:
  Product                                        $   16,214    $   16,321    $   28,252    $   39,857
  Service                                            11,744        12,783        35,939        39,526
                                                 ----------    ----------    ----------    ----------
     Total revenues                                  27,958        29,104        64,191        79,383
                                                 ----------    ----------    ----------    ----------

Cost of revenues:
  Product (Note 6)                                   11,343        15,212        19,434        32,910
  Service (Note 6)                                    7,362         8,425        21,376        18,401
                                                 ----------    ----------    ----------    ----------
    Total cost of revenues                           18,705        23,637        40,810        51,311
                                                 ----------    ----------    ----------    ----------
Gross profit                                          9,253         5,467        23,381        28,072
                                                 ----------    ----------    ----------    ----------
Expenses:
  General and administrative                          2,883         4,065         8,736        11,125
  Customer service                                    1,855         1,881         5,419         5,705
  Sales and marketing                                 1,199           941         3,546         3,026
  Engineering                                         1,158           767         2,732         2,140
  Network services center                               433           315         1,102         1,121
  Severance and AutoLink termination cost                --          (189)           --          (189)
  Depreciation and amortization                       1,490         1,678         4,365         4,937
                                                 ----------    ----------    ----------    ----------
                                                      9,018         9,458        25,900        27,865
                                                 ----------    ----------    ----------    ----------
    Operating income (loss)                             235        (3,991)       (2,519)          207

Interest income                                         262           262         1,155         1,677
Interest expense                                     (3,342)       (3,342)      (10,026)      (10,080)
Other income (Note 6)                                    --           915           142         2,618
                                                 ----------    ----------    ----------    ----------
    Loss before income taxes                         (2,845)       (6,156)      (11,248)       (5,578)
Income tax provision                                     --            --            --            --
                                                 ----------    ----------    ----------    ----------
    Net loss                                     $   (2,845)   $   (6,156)   $  (11,248)   $   (5,578)
                                                 ==========    ==========    ==========    ==========

Per share:
    Basic and diluted loss                       $    (0.11)   $    (0.25)   $    (0.44)   $    (0.22)
                                                 ==========    ==========    ==========    ==========

Weighted average number of shares outstanding:
   Basic and diluted                                 25,327        24,987        25,279        24,967
                                                 ==========    ==========    ==========    ==========



          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                         Nine months ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities:
  Net loss                                                          $    (11,248)   $     (5,578)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                         4,365           4,937
     Amortization of discount on notes payable                               296             295
     Provision for bad debts                                                 915           3,003
     Increase in accounts receivable                                      (1,820)         (2,543)
     (Increase) decrease in inventory                                     (2,579)          9,137
     Increase (decrease) in accounts payable                               8,110          (8,964)
     (Decrease) in accrued expenses and other current liabilities         (6,388)        (10,634)
     Net book value of equipment retired                                      --           1,854
     Other                                                                   534          (1,751)
                                                                    ------------    ------------
          Net cash used in operating activities                           (7,815)        (10,244)
                                                                    ------------    ------------
Cash flows from investing activities:
     Additions to network and equipment                                     (962)         (2,335)
     Additions to capitalized software                                      (648)           (566)
     Decrease in pledged securities                                       12,705          12,277
     Decrease in short-term investments                                   12,601           2,715
                                                                    ------------    ------------
          Net cash provided by investing activities                       23,696          12,091
                                                                    ------------    ------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                 255             105
                                                                    ------------    ------------
          Net cash provided by financing activities                          255             105
                                                                    ------------    ------------
Increase in cash and cash equivalents                                     16,136           1,952
Cash and cash equivalents, beginning of period                             5,167          16,461
                                                                    ------------    ------------
Cash and cash equivalents, end of period                                  21,303          18,413
Short-term investments                                                        --           6,993
                                                                    ------------    ------------
Cash and short-term investments                                     $     21,303    $     25,406
                                                                    ============    ============
Supplemental cash flow information:
     Interest paid                                                  $     12,974    $     12,974
                                                                    ============    ============










          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)



                                                            Preferred Stock            Common Stock         Common Stock - Class B
                                                       ------------------------   ------------------------  -----------------------
                                                         Shares        Amount       Shares       Amount       Shares       Amount
                                                       ----------    ----------   ----------   ----------   ----------   ----------
Stockholders' equity (deficit) at December 31, 1999         1,000    $       --   25,432,210   $      255           --   $       --
      Exercise of stock options                                                      206,616            1           --           --
        Conversion of Series D Preferred Stock to
             Class B Common Stock                          (1,000)           --                                  1,000           --
      Net loss
                                                       ----------    ----------   ----------   ----------   ----------   ----------
Stockholders' equity (deficit) at September 30, 2000           --    $       --   25,638,826   $      256        1,000   $       --
                                                       ==========    ==========   ==========   ==========   ==========   ==========



                                                       Additional       Treasury Stock
                                                        Paid-in     -----------------------    Accumulated
                                                        Capital       Shares       Amount       Deficit        Total
                                                       ----------   ----------   ----------    ----------    ----------
Stockholders' equity (deficit) at December 31, 1999    $  149,742      311,997   $     (547)   $ (187,501)   $  (38,051)
      Exercise of stock options                               254                                                   255
        Conversion of Series D Preferred Stock to
             Class B Common Stock
      Net loss                                                                                    (11,248)      (11,248)
                                                       ----------   ----------   ----------    ----------    ----------
Stockholders' equity (deficit) at September 30, 2000   $  149,996      311,997   $     (547)   $ (198,749)   $  (49,044)
                                                       ==========   ==========   ==========    ==========    ==========




























          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the three and nine months ended September 30, 2000.

2.       BASIS OF PRESENTATION

                  Effective April 10, 2000, HighwayMaster Communications, Inc. changed its corporate name to @Track Communications, Inc. The consolidated financial statements include those of @Track Communications, Inc. and its wholly owned subsidiary, HighwayMaster of Canada, LLC.

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature except as described in Note 6) which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       EARNINGS PER SHARE

                  Earnings per share for the three and nine months ended September 30, 1999 and 2000 is computed using the weighted average number of shares outstanding during the respective periods.

4.       INVENTORIES

                                             September 30,         December 31,
                                                 2000                  1999
                                            --------------       --------------
Complete systems                            $    1,523,000       $    6,576,000
Component parts                                  5,067,000            2,302,000
Equipment shipped not yet accepted               5,280,000              414,000
                                            --------------       --------------
                                            $   11,871,000       $    9,292,000
                                            ==============       ==============


5.       CONVERSION OF SERIES D PREFERRED STOCK TO CLASS B COMMON STOCK

                  Pursuant to the purchase agreement by and between the Company as Issuer and Southwestern Bell Wireless Holdings, Inc. n/k/a Cingular Wireless., a subsidiary of SBC Communications, Inc., ("SBC") as Investor, dated September 27, 1996, certain events are triggered with respect to the Company's Series D Preferred Stock owned by SBC upon the occurrence of "Regulatory Relief." Effective July 11, 2000, SBC received final approval from the Federal Communications Commission to provide long distance service in the State of Texas, and, accordingly, "Regulatory Relief" occurred, as confirmed by SBC on September 18, 2000. As a result of the occurrence of "Regulatory Relief", the 1,000 shares of Series D Preferred Stock automatically converted into 1,000 shares of Class B Common Stock.

                  Each outstanding share of Class B Common Stock is convertible into 1,600 shares of Common Stock at the option of SBC. The Class B Common Stock is entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock generally have identical voting rights, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them are then convertible. In addition, the holders of Class B Common Stock will be entitled to elect one director of the Company (or two directors if SBC and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and will have the right to approve certain actions on the part of the Company.

6.       UNUSUAL ITEMS

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

                  During the nine months ended September 30, 1999, the earning process was culminated and the Company recognized revenues of $28.1 million on the mobile units delivered under the Service Vehicle Contract entered into during the third quarter of 1998 with the member companies of SBC Communications, Inc. Included in "cost of product revenues" in the accompanying Consolidated Statements of Operations for the three months and nine months ended September 30, 1999, is a warranty provision of $3.5 million, that is the estimated cost to be incurred to remediate a defective subcomponent in the mobile units.

7.       RECLASSIFICATION

                  The Company provides post-sale support and maintenance on the installed base of mobile units. Historically, revenues and cost of revenues related to support and maintenance activities have been reported as a component of "product revenues" and "cost of product revenues," respectively. The level of this activity has increased significantly as a result of the Company's Service Vehicle Contract, at a net cost to the Company. The Company believes the net cost of this activity directly relates to the realization of the recurring stream of "service revenue." Accordingly, beginning in the first quarter of 2000, the Company has classified the revenues and cost of revenues related to support and maintenance activities with "service revenues" and "cost of service revenues," respectively. The effect of this reclassification is to reduce gross service margin for the three and nine months ended September 30, 2000 to 37.3% and 40.5%, respectively, as compared to 48.5%
         and 49.4%, respectively, based on the former classification. Amounts for 1999 have been reclassified for consistent presentation.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which must be adopted by December 31, 2000. The Company is currently assessing the impact of SAB 101.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

         Total revenues decreased 3.9% from $29.1 million in 1999 to $28.0 million in 2000. Product revenues were $16.2 million in 2000, compared to $16.3 million in 1999, reflecting an increased average sales price per unit in 2000 essentially offsetting an 8.1% decrease in units sold. Service revenues decreased 8.1% from $12.8 million in 1999 to $11.7 million in 2000, primarily due to lower average monthly revenue per mobile unit. While the average installed base of mobile units increased 8.7% from 1999 to 2000, the average monthly revenue per mobile unit decreased 16.0% to $66.05 in 2000 from $78.64 in 1999, due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 60,716 at September 30, 2000 from 52,424 at September 30, 1999. The increase in the installed base reflects additional units installed under the Service Vehicle Contract more than offsetting a reduction in the installed base for long-haul trucking. The reduction in the installed base for long-haul trucking is primarily due to two customers, with an aggregate installed based of approximately 3,000 units, that were deinstalled due to their inability to pay amounts owed to the Company.

         Service gross profit margin increased to 37.3% in 2000, compared to 34.1% in 1999. Service gross profit margin is influenced by a number of variables, including (i) the mix of mobile units in the installed base, (ii) the level of post-sale support and maintenance activity, (iii) the amount of airtime costs incurred that are not billable to customers, and (iv) contractual arrangements with wireless carriers and customers. Accordingly, this fluctuation in margin is not unusual.

         Product gross profit margin was 30.0% in 2000, compared to 6.8% in 1999. The Company recorded a $3.5 million warranty provision in 1999 that is discussed in more detail in Note 6 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 28.2%. The improvement from 28.2% to 30.0% is primarily as a result of reducing the net cost of installations.

         Operating expenses decreased 4.7% to $9.0 million in 2000 from $9.5 million in 1999. This decrease is primarily due to a $1.6 million decrease in bad debt expense. Bad debt expense in 1999 was unusually high as a result of the bankruptcy of a former customer. Bad debt expense in 2000 was unusually low as a result of adjustments made to reduce the reserve for bad debts in recognition of the improved credit profile of the customer base.

         Other income in 1999 reflects the additional gain from the settlement of litigation with AT&T Corp. as more fully described in Note 6 to the accompanying consolidated financial statements.

         Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

         Total revenues decreased 19.1% from $79.4 million in 1999 to $64.2 million in 2000. Product revenues decreased 29.1% from $39.9 million in 1999 to $28.3 million in 2000, primarily due to a 35.8% decrease in mobile units revenued. This decrease is primarily due to 1999 mobile units revenued being unusually high, since it was during the nine months ended September 30, 1999 that revenues were initially recognized on installations occurring from September 1998 through September 1999 under the Service Vehicle Contract. Service revenues decreased 9.1% from $39.5 million in 1999 to $35.9 million in 2000, due primarily to lower average monthly revenue per mobile unit. While the average installed base of mobile units increased 7.9% from 1999 to 2000, the average monthly revenue per mobile unit decreased 11.5% to $73.13 in 2000 from $82.65 in 1999, primarily due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 60,716 at September 30, 2000 from 52,424 at September 30, 1999. The increase in the installed base reflects additional units installed under the Service Vehicle Contract more than offsetting a reduction in the installed base for long-haul trucking. The reduction in the installed base for long-haul trucking is primarily due to two customers, with an aggregate installed based of approximately 3,000 units, that were deinstalled due to their inability to pay amounts owed to the Company.

         Service gross profit margin was 40.5% in 2000 compared to 53.4% in 1999. As more fully described in Note 6 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 42.3%. The decrease in service gross profit margin from 42.3% in 1999 to 40.5% in 2000 is primarily the result of the significant increase during 2000 of post-sale support and maintenance activity.

         Product gross profit margin was 31.2% in 2000, compared to 17.4% in 1999. The Company recorded a $3.5 million warranty provision in 1999 that is discussed in more detail in Note 6 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 26.2%. The improvement from 26.2% to 31.2% is primarily as a result of reducing the net cost of installations.

         Operating expenses decreased 7.1% to $25.9 million in 2000 from $27.9 million in 1999. This decrease is primarily due to a $2.1 million decrease in bad debt expense. Bad debt expense in 1999 was unusually high as a result of the bankruptcy of a former customer. Bad debt expense in 2000 was unusually low as a result of adjustments made to reduce the reserve for bad debts in recognition of the improved credit profile of the customer base.

         Interest income was $1.2 million in 2000, compared to $1.7 million in 1999, reflecting the lower average outstanding balances during 2000 in cash and short-term investments.

         Other income in 1999 reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of the litigation with AT&T Corp., net of related expenses, as more fully described in Note 6 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company"s cash and short-term investments balance at September 30, 2000 was $21.3 million, compared to $17.8 million at December 31, 1999, an increase of $3.5 million. Offsetting this increase is an $8.1 million increase in accounts payable, due to timing of cash disbursements. The increases in both cash and accounts payable are expected to partially reverse during the fourth quarter. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including the rate of installation of mobile units, the level of competition, success of new products, general economic conditions and other factors beyond the Company's control.

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $49.0 million at September 30, 2000. The Company must significantly increase its product sales and service revenue, while decreasing its operating expenses, to achieve profitability. The Company's ability to achieve profitable operations may be affected by the difficulties and delays frequently encountered in the development and marketing of telecommunication products and services, the competitive environment in which the Company operates, the Company's dependence upon certain key customers, and other risks and uncertainties. Although the Company believes it will be able to successfully mitigate these risks, there is no assurance that the Company ever will be able to achieve profitability.

         Beginning March 15, 2001, the Company will be required to fund the interest payment on its 13 3/4% Senior Notes from cash generated from operations, or obtain an alternative means of repayment. Prior to March 15, 2001, interest payments on the Senior Notes were provided for through a portfolio of U. S. Government securities held in escrow. If the Company is unable to service the Senior Notes through cash generated from operations, the Company would be required to obtain additional financial resources to fund such interest payments or seek to restructure the terms of the Senior Notes. Although the Company believes that it will be able to fund such interest payments, there is no assurance that the Company's future operations will generate sufficient positive cash flow for this purpose or that the Company would be able to obtain additional financial resources or restructure the terms of the Senior Notes on terms acceptable to the Company.

         The Company's ability to generate positive cash flow from operations is dependent upon the continued retention of certain key customers. The Company's ability to retain key long-haul trucking customers is dependent upon its ability to develop next-generation products and services with lower transmission costs and additional features and functionality. The loss of any such customer would reduce the Company's ability to generate sufficient cash flow to fund the interest payments on the Senior Notes beginning March 15, 2001.

         The future success of the Company is dependent upon its ability to profitably develop and market its current and next-generation products and services in the highly competitive and rapidly changing automatic vehicle location industry and the support of its creditors, stockholders and customers.

         The Company's capital resources may be insufficient to fund its operating needs, capital expenditures and debt service requirements in the long term. The Company believes that, in order to address its long-term capital requirements, it will need to take steps to: (i) increase the installed base of mobile units in service and improve the efficiency of its operations to reduce or eliminate its operating losses; or (ii) restructure the terms of the Senior Notes and obtain additional sources of debt or equity financing. The Company's ability to obtain additional debt financing is materially restricted under the terms of the Indenture governing the Senior Notes. There can be no assurance that the Company would be able to either restructure the Senior Notes or obtain additional debt or equity financing on satisfactory terms, if at all.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including without limitation, certain statements in this Item 2 under the captions "---Results of Operations" and "---Liquidity and Capital Resources," may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. There can be no assurances that the Company will be able to maintain gross service margins and revenues, reduce operating costs, achieve sustained operational profitability, restructure the Senior Notes, or obtain additional debt or equity financing on satisfactory terms, if at all. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (under the caption "Business --- Risk Factors" and elsewhere). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings -- None

Item 2. Changes in Securities -- Effective July 11, 2000, SBC Communications, Inc. ("SBC") received final approval from the Federal Communications Commission to provide long distance service in the State of Texas. SBC previously received the approval of the Texas Public Utilities Commission and the United States Justice Department to provide long distance service in Texas. Pursuant to the Purchase Agreement by and between the Company as Issuer and Southwestern Bell Wireless Holdings, Inc. n/k/a Cingular Wireless ("SBC") as Investor, dated September 27, 1996 (the "Purchase Agreement"), certain events are triggered with respect to SBC's Series D Participating Convertible Preferred Stock upon the occurrence of "Regulatory Relief." "Regulatory Relief" is defined in the Purchase Agreement as the date that SBC Communications, Inc. or its Affiliates in their sole judgment, have obtained all the necessary federal and state regulatory approvals to provide landline, interLATA long distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996

           On July 13, 2000, the Company provided written notice to SBC requesting confirmation as to whether SBC had determined that it had received Regulatory Relief. On September 18, 2000, the Company received written confirmation from SBC that it had received Regulatory Relief.

           Accordingly, SBC's 1,000 shares of Series D Participating Convertible Preferred Stock has converted to 1,000 shares of Class B Common Stock, with each share of Class B Common Stock having the voting power of 1,600 shares of Common Stock; (2) SBC's right to a non-voting board delegate has terminated; and (3) the Company and SBC are required to enter into an agreement in substantially the same form as the Voice and Data Agreement attached to the Purchase Agreement for the provision of long distance service by SBC.

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




                                @TRACK COMMUNICATIONS, INC.

Date: November 1, 2000


                                By: /s/ Jana Ahlfinger Bell
                                    -------------------------------------------
                                    Jana Ahlfinger Bell
                                    President and Chief Executive Officer




                                By: /s/ W. Michael Smith
                                    -------------------------------------------
                                    W. Michael Smith
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)

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

           27 -  Financial Data Schedule (25)


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

(21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(23) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on August 16, 2000.

(24) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(25)     Filed herewith.