Form 10-K
period 2000-12-31
AT TRACK COMMUNICATIONS INC
filed 2001-02-27
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from     to

                         COMMISSION FILE NUMBER 0-26140

                           @TRACK COMMUNICATIONS, INC.
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of February 20, 2001 was $8,885,047.*

         The number of shares outstanding of Registrant's Common Stock was 25,326,829 as of February 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 annual meeting of stockholders are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

         Certain exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 33-91486), as amended, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996, the Registrant's Current Report on Form 8-K filed on October 7, 1996, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997, the Registrant's Registration Statement on S-3 (Registration No. 333-57281), as amended, the Registrant's Registration Statement on Form S-4 (Registration No. 333-38361), as amended, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1997, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998, the Registrant's Current Report on Form 8-K on September 4, 1998, the Registrant's Current Report on Form 8-K on September 17, 1998, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999, and the Registrant's Current Report on Form 8-K on October 20, 1999, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended March 30, 2000, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000, the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2000, and the Registrant's Current Report on Form 8-K on January 16, 2001 are incorporated herein by reference into Part IV of this Report.

----------

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 20, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                           @Track Communications, Inc.

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2000

                                      INDEX

                                                                               Page
                                                                               ----

PART I.......................................................................
      ITEM 1.   BUSINESS.....................................................    1
      ITEM 2.   PROPERTIES...................................................   23
      ITEM 3.   LEGAL PROCEEDINGS............................................   23
      ITEM 4.   SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS...........   23

PART II......................................................................
      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.....................................   24
      ITEM 6.   SELECTED FINANCIAL DATA......................................   26
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................   27
      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...   30
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   30
      ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE.....................   30

PART III.....................................................................
      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   31
      ITEM 11.  EXECUTIVE COMPENSATION.......................................   31
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT..........................................   31
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   31

PART IV......................................................................
      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K.............................................   32

                                     PART I

ITEM 1. BUSINESS

GENERAL


         The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.


HISTORICAL BACKGROUND

         @Track Communications, Inc., a Delaware Corporation, (the "Company" or "@Track") develops and implements mobile communications solutions for long-haul truck fleets, service vehicle fleets and other mobile-asset fleets, including integrated voice, data and position location services. The Company provides mobile communications services through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and 66 cellular carriers. Through its agreements with cellular carriers, the Company is able to capitalize on the more than $76.6 billion which cellular carriers have invested to establish and expand cellular coverage in the United States. The Company's communications network covers 98% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. Call processing and related functions for the Company's network are provided through the Company's Network Services Center (the "NSC"). The Company holds 35 United States and 7 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

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

         Effective April 10, 2000, the Company amended its Certificate of Incorporation to change its corporate name to @Track Communications, Inc.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into three major categories: truck fleet mobile communications, service-vehicle management and mobile asset tracking.

TRUCK FLEET MOBILE COMMUNICATIONS

         The initial application for the Company's wireless enhanced services network has been developed for, and is currently being marketed and sold to, companies that operate mobile fleets in the long-haul trucking market. The Company provides long-haul trucking customers with a total communications solution (HighwayMaster(R) Series 5000) that combines voice and data communications services with satellite-based GPS location technology. The Company also provides engine monitoring, scanning, mapping and dispatch management applications. The Series 5000 solutions enable trucking companies of all sizes to maximize their efficiency as they manage trucks that are often dispersed across the country.

         The HighwayMaster Series 5000 mobile communications and information system from @Track is fully integrated with the AS/400, UNIX, and Windows(R) fleet management software solutions from 18 key industry suppliers. Integration partners include Creative Systems, Innovative Transportation Systems (ITS), Maddocks Systems' TruckMate(R) for Windows, ProMiles, TMW Truck Systems and Tom McLeod LoadMaster(TM) Software. Full system integration provides an end-to-end communications solution by combining the on-road communications, data collection and tracking capabilities of the Series 5000 with vendor dispatch software, enabling fleet operators to improve customer service, manage their dispatch operations more effectively and, ultimately, increase revenue miles per truck.

         @Track also maintains value-added assembly line installation programs with seven major heavy truck Original Equipment Manufacturers for the HighwayMaster Series 5000 mobile communications and information system.
Prewire programs, designed to preinstall system cabling and mounting brackets at the factory, exist with Freightliner, International, Kenworth, Mack, Peterbilt, Sterling and Volvo. Full system installations are also available through Freightliner, Mack and Sterling. Each of these programs enables fleets to reduce their "new vehicle receipt -to- new vehicle revenue generation" cycle times by reducing new vehicle `make-ready' times.

         In addition to the hardware device and network connectivity, @Track also operates a national network of service and repair centers. The home office in Richardson, Texas also houses over 35 customer service representatives providing Level I and II technical support to its customers 24X7.

         @Track also offers a complete end-to-end service bureau solution for long-haul trucking customers with its Platinum Service. The data center, located in Joplin, Missouri, integrates mobile platform data with business functions including general ledger, accounts payable, EDI, customer service, driver management, route optimization, and fuel processing. Benefits of the platform include, providing all of the aforementioned services on a single database, ability to support multiple business units, and extensive reporting capabilities.

         @Track also possesses the capability to support the largest premier companies in this market such as Wal*Mart and Contract Freighters, Inc., with a solution implementation capability that allows for necessary customization that large customers require.

SERVICE VEHICLE MANAGEMENT

         @Track's initial product application was modified to assist the member companies of SBC Communications, Inc. (the "SBC Companies") in maximizing the productivity of their service vehicle fleets. The units installed are Series 5005S Mobile Units and are based on the Series 5000 platform with customized proprietary hardware and software. Integral to this development effort was the ability to interface with the GSM/digital network.

         In addition to fleet monitoring and voice and data communications capabilities, the Series 5005S features alarm-monitoring functionality. This product feature provides the driver the ability to summon emergency assistance by pressing a panic alarm button on a key fob when away from, but in close proximity to, the service vehicle. The panic alarm signal is intelligently routed to a third party alarm-monitoring center under contract with @Track that confirms the validity of the alarm with the technician and then summons the appropriate safety agency. The GPS data is also transmitted to the monitoring center to pinpoint the location of the vehicle for the most efficient dispatch of the safety personnel.

         @Track has developed an extensive multi-state installation and service network to support the SBC product offering. The Company provides 48-hour turn-around time on service requests entered into the @Track automated case tracking system.

         As of December 31, 2000, the SBC Companies have purchased and installed approximately 34,000 Series 5005S mobile units. The Company currently anticipates installation of approximately 9,000 units during the first half of 2001. It is anticipated that approximately 43,000 HM5005S units will be activated on @Track's network following completion of the installation of the additional 9,000 HM5005S units for the SBC Companies.

MOBILE ASSET TRACKING

         The Company entered the mobile-asset-tracking market in October 1999 with the introduction of its trailer-tracking product, TrackWare(TM). The new TrackWare product combines the technologies of GPS and control channel messaging to report location details and specific trailer events, such as connection and non-connection to a tractor. The TrackWare Remote Unit ("TrackWare Unit") comes equipped with a GPS satellite receiver, a Cellemetry-enabled cellular transceiver, microprocessor, antenna, battery and cables. It is pre-configured to report the data requested by the specific fleet customer and shipped ready for a 30-minute installation.

         We believe that TrackWare offers the dry-van trailer market a cost effective, reliable way to track a fleet of trailers that may be in various locations all over the country and trucking companies now have a powerful tool available to them that we expect may increase the utilization of their trailers, resulting in lower trailer operation and management expenses and higher trailer revenue miles.

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

COMPETITION

TRUCK MOBILE COMMUNICATIONS -

         Qualcomm and @Track rank number one and two respectively in terms of market share of the truck mobile communications market with Qualcomm having over 50% market share.

o QUALCOMM - As Qualcomm launched its mobile communications product several years before @Track, Qualcomm was able to capture the number one position in the marketplace. Today, Qualcomm equipment is installed in 37 of the top 40 truckload carriers. Qualcomm continues to aggressively target and market to the transportation marketplace.

o MOTIENT/AETHER - Motient has been in the marketplace for several years using satellite and Ardis networks as a foundation for its products. Motient's MobileMax and Mobile Messaging Service were sold to Aether Systems in 2000. Aether is aggressively developing and implementing wireless solutions targeting the transportation and logistics industries. We believe that Aether is third in the marketplace behind @Track and Qualcomm with approximately 15,000 subscribers.

o TERION - Terion's products and services utilize both digital cellular and FM radio transmission to send data. Terion products utilizes 8-12 foot-high frequency towers distributed throughout the United States to transmit return data. As a very late entrant to this market, @Track believes Terion has several thousand units in operation.

o PEOPLENET COMMUNICATIONS, INC. - PeopleNet offers an analog cellular-based solution that includes positioning, messaging and voice. Since PeopleNet has only recently entered this market, the Company believes that PeopleNet has added few long-haul customers to date.

SERVICE VEHICLE MANAGEMENT

         @Track believes that it possesses the largest single customer in the service vehicle category with the SBC Companies. The Company estimates that it will have approximately 43,000 units in service by mid 2001. The service vehicle marketplace is made up of a significant number of small competitors. @Track believes that it is uniquely positioned to become the dominant player in the industry given its national presence. However, there are other companies vying for leadership in this market that may possess the size and scalability necessary to present significant competition to @Track.

@Track believes that its primary competitors include:

     o TELETRAC - Teletrac is currently managing the transition of customers from their private radio network to the AT&T Wireless' proprietary Compact Digital Packet Data ("CDPD") network. The Company believes that Teletrac currently has approximately 3,200 customers representing 70,000 vehicles in trucking and service vehicles.

     o @ROAD - @Road currently sells an Internet-based solution using AT&T Wireless' proprietary CDPD network. The Company believes that @Road has been aggressively marketing its product to the low end of the Automatic Vehicle Location ("AVL") segment. The Company believes that @Road has approximately 35,000 customers as of the end of 2000.

     o OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence.

MOBILE ASSET TRACKING

         Dry-van trailers are the first target market for @Track and several other competitors. The Company believes that this market is in its infancy with very few units installed by any competitor to-date. There are many trucking companies currently testing @Track's product as well as the other competitive products, to prove both the functionality of the product and the payback of the solution.

@Track believes that its primary competitors include:

     o TERION - Terion is aggressively pursuing this market space. In January of 2000, Terion introduced a mobile unit which utilizes the existing analog network to send data over a voice channel. @Track believes that using an analog cellular voice channel to send small amounts of data is more costly than alternative overhead control channel networks, such as Cellemetry(R).

     o AIRINC - Airinc initially targeted the refrigerated van market with a high-end product which utilized the Orbcomm LEO satellite constellation. The Company believes that Airinc is currently in the process of transitioning from the Orbcomm satellite product to a TMI satellite product. Airinc has recently expanded its focus to target the dry-van market segment.

     o QUALCOMM, INC. - Qualcomm is currently testing an untethered tracking product with several of their current customers. Qualcomm announced commercial launch into this market in January 2001. We believe that the Qualcomm tracking product works with their in-cab product when the trailer is connected to the tractor and utilizes the Aeris.net terrestrial network when not connected. @Track believes that Qualcomm is aggressively targeting its existing customer base for sale of its tracking product in this market segment.

     o VISTAR DATACOM - Vistar Datacom, a subsidiary of Bell Mobility, utilizes the Motient satellite, which provides ubiquitous coverage across North America. Vistar Datacom currently has a strong sensor suite which also supports the refrigerated van market.

INDUSTRY SEGMENTS

         The Company considers its operations to be classified into one industry segment: Cellular and Other Wireless Communications.

EMPLOYEES

         At December 31, 2000, the Company had 282 employees. The Company's employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

         Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company's strategy is to select and use wireless networks that provide the "best fit" for each product and application or specific customer need.

         Series 5000 Mobile Units. These units use circuit switched analog cellular technology for transmitting location, as well as information, to the Company's Network Services Center ("NSC"). The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

         Series 5005S Mobile Units. For service vehicles, as part of the Company's "best fit" strategy, these units also may be integrated with a global system for mobile communications ("GSM") telephone utilizing the 1900 MHz frequency, where required. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is by far the most widely used digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

         TrackWare Product. The TrackWare Remote Unit uses proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry LLC, and the Company's NSC which has been adapted to integrate with the Cellemetry network.

         Network Services Center. The Company's NSC provides switching services among each Series 5000 and 5005S Mobile Unit (hereinafter collectively referred to as "Mobile Unit" or "Mobile Units"), the nationwide network of cellular providers, the customer's dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through @Track's nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer's dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records.

         Call Routing. Each time a Mobile Unit travels into a new cellular metropolitan statistical area ("MSA") or rural statistical area ("RSA"), it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to GTE-TSI. Pursuant to a contract with the Company, GTE-TSI provides the

NSC with call delivery information utilized by the NSC to deliver calls to the Mobile Unit as it travels through a new MSA or RSA.

         Navigation Technology. Global Positioning System technology allows customers to identify the location of any asset at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. @Track believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as a Mobile Unit or TrackWare Unit, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

         @Track believes that its use of government-operated GPS satellites differs substantially from competitors' use of satellites for two-way communications. GPS satellites send one-way signals to mobile receivers, allowing the Company's products to plot their geographical coordinates. GPS satellites are not capable of two-way communication, and no charges are assessed to users of the GPS services. For two-way mobile communications, the Company relies exclusively on terrestrial wireless systems. The Company's primary competitor utilizes leased or owned communication satellites for two-way data communications, incurring costs associated with ownership or leasing of satellite communication capacity.

         Wireless Infrastructure. The FCC has provided for a two-operator duopoly in each cellular market. Only two licenses were awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. @Track's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the 1.9 megahertz ("PCS") spectrum. PCS is generally available in certain metropolitan markets and surrounding areas. See "Risk Factors -- Competition and Technological Change."

         Increased demand for wireless service is driving investment in wireless networks and improving service coverage. Cumulative capital investment within the wireless industry has reached $76.6 billion as of June 2000, up from approximately $66.8 billion in June 1999. The total number of cellular tower sites increased to 95,733 in June 2000, up from 74,157 in June 1999. Total wireless customers reached more than 97 million in June 2000.

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

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

         Wireless Carriers. The Company has established a network for the United States that offers mobile communication coverage in 98% of the available wireless service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with 66 wireless carriers, including all the regional Bell operating companies, AT&T Wireless Inc. and Rogers Cantel, Inc., in 706 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 75% of United States wireless coverage regions. In most cases, current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30-day notice prior to the end of the term. The Company has recently executed new contracts with certain of its wireless carriers that are substantially similar to the existing contracts except that they provide for an initial three-year term. The Company's agreements with wireless carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's protocol. Although the Company's protocol has been effective in preventing fraud to date, there can be no assurance that this will be the case in the future. See "Risk Factors -- Dependence on Cellular Infrastructure."

         Certain of the Company's contracts with wireless carriers only permit the Company to utilize their cellular networks to provide mobile communications services to vehicles engaged in long-haul transportation and certain recreational uses so long as such vehicles travel outside of their home areas for specified periods of time.

         GTE-TSI. GTE-TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. See "Risk Factors -- Dependence on Clearinghouse Services."

         Tekelec. Tekelec, formerly IEX Corp., designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. The Company currently has a software maintenance and support agreement with Tekelec that expires on December 31, 2003. See "Risk Factors -- Company Operation of NSC."

         Southwestern Bell Mobile Systems, Inc. On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc. ("SBMS") executed an Administrative Carrier Agreement under which SBMS provides to the Company clearinghouse services and cellular service previously provided by GTE Wireless.

         Alarm Monitoring Services. On May 25, 2000, the Company and Criticom International Corporation entered into a Monitoring Services Agreement pursuant to which CIC provides certain panic alarm monitoring services for the Company in connection with the Company's obligations to the SBC Companies. See "Risk Factors -- Dependence on Third Party Alarm Monitoring Service Provider."

         Key Suppliers. The Company does not manufacture or assemble its products. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Mobile Units and TrackWare(TM) Units. Because the Company is dependent on a single supplier to manufacture and assemble the Mobile Units and the TrackWare(TM) Units, the possibility exists that problems experienced by the supplier could adversely affect the Company. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. See "Risk Factors -- No Long-Term Product Supply Arrangements."

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 35 United States Patents and 7 foreign patents and has applied for additional United States and foreign patents. In general, the Company's existing patents cover the Company's innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of the Company's products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

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

CORPORATE NAME CHANGE

         Effective April 10, 2000, the Company amended its Certificate of Incorporation to change its corporate name to @Track Communications, Inc.

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

Operating History: Significant Losses


         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $58.3 million at December 31, 2000. Beginning March 15, 2001, the Company is obligated to begin paying substantial semi-annual cash interest payments on its 13.75% Senior Notes which were issued in September 1997. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. The Company currently believes it will have the cash resources available to make the March 15, 2001 interest payment, but absent the pending equity and debt transactions described in Note 2 to the Consolidated Financial Statements (which are contingent upon a number of factors also described in Note 2), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology, and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments.

         The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, creditors, and certain key customers, the consummation of the pending equity and debt transactions (or the closing of similar debt or equity transactions), and/or its ability to successfully develop and market its tracking products and technology at economically feasible levels in the highly competitive and rapidly changing telecommunications industry.

         As discussed in Note 2 to the Consolidated Financial Statements, the Company has pending equity and debt transactions which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current Nasdaq listing (see Note 3 to the Consolidated Financial Statements). If the Company cannot maintain its Nasdaq listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced and it may have a material adverse effect on the business, financial condition and results of operations of the Company. See "Item 6 -- Selected Financial Data," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

No Remote Disaster Recovery System

         Currently, the Company's disaster recovery systems focus on internal redundancy and diverse routing around and within the NSC operated by the Company. The Company does not currently have access to a remote back-up complex that would enable it to continue to provide mobile communications services to customers in the event of a natural disaster or other occurrence that rendered the NSC unavailable. Accordingly, the Company's business is subject to the risk that such a disaster or other occurrence could hinder or prevent the Company from continuing to provide services to some or all of its customers. See "Business -- Infrastructure and Operations."

Company Operation of NSC

         The Company operates and maintains the NSC that was previously operated and maintained by Tekelec. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. Although the Company has successfully hired the former Tekelec switch technicians, the Company has limited abilities to provide software maintenance and support for the NSC. On December 28, 2000, the Company entered into a three year term software maintenance and support agreement with Tekelec. If the Company is unable to renew the software maintenance and support agreement with Tekelec, and any significant performance or other operational problems occur with the NSC, the Company may be unable to resolve such issues and such failure may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Infrastructure and Operations."

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

Dependence on SBC Regional Service Vehicle Contract

         In August 1998, the SBC Companies entered into a one-year agreement for the purchase of Series 5005S mobile units and accompanying support and network management services that was extended to a three-year term in January 1999 (the "SBC Contract"). The SBC Contract's minimum three-year term expires in December 31, 2001. As of December 31, 2000, the SBC Companies have purchased and installed approximately 34,000 Series 5005S Mobile Units pursuant to the SBC Contract. In February 2000, the Company announced that it has been chosen to provide Ameritech and other SBC Companies an additional 28,000 HighwayMaster Series 5005S mobile units pursuant to the SBC Contract. The Company expects to install approximately 9,000 additional Series 5005S mobile units to complete implementation of the SBC Contract in 2001. Upon completion, the Company will have installed approximately 43,000 Series 5005S mobile units for the SBC Companies. The non-installation of the additional 9,000 units in 2001 could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Third-Party Alarm Monitoring Services Provider

         The Company relies on CIC to provide certain alarm monitoring services to the SBC Companies as required by the SBC Contract. The contract has an initial term of three years and automatically renews for successive two year terms unless terminated by either party on 120 days notice. If the Company is unable to renew its Monitoring Services Agreement with CIC, the Company may be required to either develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider. If the Company is unable to develop its own monitoring services center or execute an agreement with another alarm monitoring services company, this could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Cellular Infrastructure

         The Company utilizes the existing cellular telephone infrastructure, with certain enhancements, as the wireless segment of the @Track network. In most cases, current terms of contracts between the Company and each of its cellular carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30 days notice prior to the end of the term. The Company has recently executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts, except that they provide for an initial three-year term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual cellular carriers. If the Company is unable to renew or replace its contracts with cellular carriers at competitive rates, the Company may be forced to absorb the costs of increased cellular air time rates, or increase rates to customers where allowed by individual contracts. In general, a failure on the part of the Company to renew or replace its contracts with cellular carriers on favorable terms could have a material adverse effect on its business, financial condition and results of operations.

         The @Track network relies on continued technical compatibility among its cellular service providers. Currently, cellular carriers utilize analog technology, with digital technology offered in addition to analog in various service areas. If, in the future, cellular carriers discontinue all service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into its products. Although cellular providers have historically cooperated to maintain technical compatibility between markets, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing nationwide coverage. See "Business -- Infrastructure and Operations."

Dependence on Clearinghouse Services

         GTE-TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI.

         If the Company is unable to renew its agreements with GTE-TSI, the Company may be required to make substantial and costly design changes to the @Track network in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the @Track system could be maintained if such a redesign were necessary.

Southwestern Bell Mobile Systems, Inc.

         On March 30, 1999, the Company and SBMS executed an Administrative Carrier Agreement whereby SBMS provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. The failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. SBMS also provides the Company's customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three year term with automatic renewal for successive one year terms unless either party provides a minimum of 90 days written notice of intent to terminate. See "Business -- Infrastructure and Operations."

No Long-Term Product Supply Arrangements

         The Company does not manufacture or assemble its products. Because the Company is dependent on a single supplier to manufacture and assemble the Mobile Units and the TrackWare Units, the possibility exists that problems experienced by the suppliers could adversely affect the Company. The Company has an agreement with K-TEC for the assembly of the Mobile Units and TrackWare Units. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. In general, the failure to maintain or establish satisfactory arrangements for the production and assembly of Mobile Units or the TrackWare Units could have a material adverse effect on the Company's business, financial condition and results of operations.

Control of the Company

         The Company, Southwestern Bell Wireless Holdings, Inc. now known as Cingular Wireless ("CW"), the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and certain other persons are parties to an Amended and Restated Stockholders' Agreement, dated as of September 27, 1996 (the "Amended Stockholders' Agreement") which amends and restates in its entirety the Stockholders' Agreement dated February 4, 1994. The parties to the Amended Stockholders' Agreement, which have not waived the right to designate directors under the Amended Stockholder's Agreement, own an aggregate of 10,214,885 shares of common stock, representing approximately 40% of the voting shares outstanding as of December 31, 2000.

         The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of: (i) two directors designated by the Erin Mills Stockholders; (ii) one director designated by the Carlyle Stockholders; (iii) two directors designated by the By-Word Stockholders; and (iv) two independent directors. No Stockholder under the Amended Stockholders' Agreement shall be entitled to designate any director if the percentage of common stock beneficially owned by such Stockholder falls below 5% (or with respect to the Erin Mills Stockholders and the ByWord Stockholders, 20% for the right to designate two directors and 5% for the right to designate one director) on a Fully Diluted Basis. For purposes of the Amended Stockholders' Agreement, "on a Fully Diluted Basis" is determined by taking into account the number of shares of common stock which are issued and outstanding plus the number of shares of common stock: (a) issuable upon conversion of any outstanding Series D Preferred Stock, and if authorized and issued, Class B common stock; and (b) issuable pursuant to outstanding options, warrants, rights or obligations to purchase or subscribe for shares of common stock or securities of the Company which are exchangeable or exercisable into shares of common stock of the Company. However, excluded from the determination of "on a Fully Diluted Basis" are (a) the Warrants issued to CW; (b) options, warrants, rights or obligations to acquire common stock of the Company issued by any person or entity other than the Company; and (c) the number of shares of common stock issuable pursuant to options granted to employees of the Company to acquire common stock of the Company.

         Prior to the receipt of regulatory relief ("Regulatory Relief") permitting CW to provide landline, interLATA long-distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, CW was not entitled to designate a director, but did have the right to designate a non-voting delegate to attend all meetings of the Board of Directors and receive all materials distributed to directors of the Company. In July, 2000, Regulatory Relief was obtained and CW now is entitled to designate one director. CW has not designated a director.

         At this time, the Erin Mills Stockholders have designated Gerry C. Quinn and Stephen L. Greaves to serve as directors. The Carlyle Stockholders have irrevocably waived their rights to designate directors. The Byword Stockholders as a result of certain members of the Byword Stockholders selling their holdings of @Track common stock and irrevocably waiving their rights to designate directors under the Amended Stockholders' Agreement are no longer entitled to designate directors. John T. Stupka and William P. Osborne serve as independent directors.

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

         Certain conventional mobile radio and Enhanced SMR providers offer digital services that are competitive with current cellular services, including the Company's system. If Enhanced SMR providers expand coverage and establish a significant degree of uniformity, through use of proprietary digital technology or otherwise, Enhanced SMR providers could eventually develop an integrated network to allow nationwide roaming. Enhanced SMR operators also offer dispatching services, data transmission and other services through their expanding networks that could compete with the Company's services. One telecommunications company already has implemented a system of nationwide roaming limited to densely populated urban areas where it has built out its network. Several other cellular and PCS carriers are currently in various stages of implementing similar systems.

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

Dependence on Key Personnel

         The Company is dependent on the efforts of Jana Bell, President and Chief Executive Officer; Michael Smith, Executive Vice President and Chief Financial Officer; Todd Felker, Senior Vice President - Sales & Marketing; Marshall Lamm, Senior Vice President - Operations; Pierre Parent, Chief Technology Officer; Robert LaMere, Senior Vice President Transportation Systems,
J. Raymond Bilbao, General Counsel and Secretary, and a group of employees with technical knowledge regarding the Company's systems. The Company had one year term employment agreements with Ms. Bell, and Messrs. Smith, Felker, Lamm, Parent, LaMere and Bilbao. The initial one year term of these employment agreements expired on December 31, 2000. These employment agreements are currently on a month to month basis and can be terminated by either the Company or the employee upon 30 days written notice. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

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

Customer Concentration

         The SBC Companies, Wal-Mart Stores East, Inc. and its affiliated companies, and Contract Freighters, Inc. collectively account for approximately 63% of the Company's installed base of mobile units as of December 31, 2000. The loss of any of these customers, or any event, occurrence or development which adversely affects the relationship between the Company and any of these customers, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Common Stock Available for Purchase by CW

         Pursuant to a Purchase Agreement dated September 27, 1996 (the "Purchase Agreement"), and certain agreements and instruments related thereto, the Company issued to CW (i) 1,000 shares of Series D Preferred Stock and (ii) Warrants. The Warrants generally entitle CW to purchase from the Company (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and
(ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. If all of the shares of Class B common stock were converted into common stock and all the Warrants were exercised by CW, CW would hold approximately 20.7%% of the outstanding shares of Common Stock (based on the total number of shares of Common Stock outstanding as of December 31, 2000).

         Effective July 11, 2000, SBC Communications, Inc. ("SBC") received final approval from the Federal Communications Commission to provide long distance service in the State of Texas. SBC previously received the approval of the Texas Public Utilities Commission and the United States Justice Department to provide long distance service in Texas. Pursuant to the Purchase Agreement by and between the Company as Issuer and Southwestern Bell Wireless Holdings, Inc. now known as Cingular Wireless ("SBC") as Investor, dated September 27, 1996 (the "Purchase Agreement"), certain events are triggered with respect to SBC's Series D Participating Convertible Preferred Stock upon the occurrence of "Regulatory Relief." "Regulatory Relief" is defined in the Purchase Agreement as the date that SBC Communications, Inc. or its Affiliates in their sole judgment, have obtained all the necessary federal and state regulatory approvals to provide landline, interLATA long distance service pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996.

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

Shares Eligible for Future Sale

         At December 31, 2000. the Company had 25,326,829 shares of Common Stock outstanding, of which approximately 15,111,994 shares of Common Stock are freely tradable without restrictions or further registration under the Securities Act. The remaining shares are deemed "restricted securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995 and pursuant to the Recapitalization Agreement entered into at the time of the CW transaction. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Act.

         The Amended Stockholder's Agreement provides for certain demand, piggyback or other registration rights to the stockholders who are parties to it. In particular, the agreement provides that, with respect to an aggregate of 1,818,018 shares of Common Stock issued to the Erin Mills Stockholders and certain of the Carlyle Stockholders in connection with the Recapitalization Transactions, the Company would register one-half each of such shares under the Securities Act, for sale during the three-month periods beginning March 31, 1997 and September 27, 1997. The Erin Mills Stockholders have waived the right to cause the Company to register such shares, although they have reserved the right to revoke such waiver at any time. The Carlyle Stockholders executed a waiver similar to the Erin Mills Stockholders' waiver; however, they then exercised their piggyback rights in connection with the registration of warrants and warrant shares that were issued in connection with the 1997 sale of Senior Notes. The Carlyle Shareholders offered all 2,723,468 shares beneficially owned by them to the public under the warrant registration statement filed on September 18, 1998. During 2000, none of the Company's Common Stock held by the Carlyle Stockholders' was purchased pursuant to the offering. See "Part II, Item
5. Market for Registrant's Common Equity and Related Stockholder Matters."

         The sale of a substantial number of shares of Common Stock or the availability of a substantial number of shares for sale may adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities.

Nasdaq SmallCap Market Listing Status

         In a letter, dated December 6, 2000, from Mr. Michael S. Emen, Vice President, Listing Qualifications, of The Nasdaq Stock Market, Inc. ("Nasdaq") to Mr. Michael Smith, Executive Vice President and Chief Financial Officer of the Company, Mr. Emen informed the Company that it was no longer in compliance with the net tangible asset/market capitalization/net income requirement for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(2)(B). Mr. Emen further informed the Company that the Company's securities would be delisted at the opening of business on December 15, 2000, if it failed to seek further procedural remedies by December 13, 2000.

         In a letter dated December 7, 2000, the Company filed a Request for Oral Hearing and to Stay the December 15, 2000 Delisting and for other relief under Marketplace Rules 4415(b) and 4815(b) seeking an oral hearing before a Nasdaq Listings Qualification Panel to review the proposed termination of the designation of the Company's common stock as a Nasdaq SmallCap Market security. In a letter dated December 8, 2000, the Chief Counsel for The Nasdaq Stock Market, Inc. granted the Company's request for an oral hearing which stayed the delisting until the decision of the Panel was rendered on or following the hearing scheduled for January 11, 2001.

         On January 11, 2001, Jana Ahlfinger Bell, President and Chief Executive Officer, W. Michael Smith, Executive Vice President and Chief Financial Officer and J. Raymond Bilbao, General Counsel and Secretary along with outside counsel appeared before the Panel seeking an extension of time to comply with the Nasdaq minimum listing requirements to complete the transactions with Minorplanet and MackayShields. The Company argued that if the transactions were completed, that the Company would satisfy the net tangible assets minimum listing requirement necessary to maintain is listing on The Nasdaq SmallCap Market due to the extinguishments of the Senior Notes as part of the transactions with Minorplanet and MackayShields, the Company's majority noteholder.

         On February 12, 2001, the Company received a written determination from the Nasdaq Listing Qualifications Hearings Panel (the "Panel") determining that the Company's securities shall be allowed to remain listed on The Nasdaq SmallCap Market provided that the Company satisfy the following conditions:

         (a) On or before February 23, 2001, the Company must:

                  (1) provide documentation to Nasdaq evidencing that it has executed Definitive Documents with Minorplanet and MackayShields;

                  (2) file a Preliminary Proxy Statement with the SEC and Nasdaq including proposals to obtain shareholder approval for:
                      (i) the Minorplanet transaction; (ii) the conversion of the Senior Notes held by MackayShields; and (iii) a reverse stock split;

         (b) On or before April 23, 2001, the Company must:

                  (1) provide documentation to Nasdaq that the Minorplanet and
                      MackayShields transactions have been consummated; and

                  (2) make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $12 million. The filing must contain a balance sheet no older than 45 days, with proforma adjustments for any significant events or transactions occurring on or before the filing date.

         The Panel subsequently extended the February 23, 2001 deadlines to February 27, 2001. The Company has fully complied with the February 27, 2001 deadline. The Company was also informed that the Company's trading symbol will changed from ATRK to ATRKC to evidence the conditional listing.

         The minimum requirements for continued listing on the Nasdaq Small Cap Market include both quantitative and qualitative requirements. The quantitative requirements for continued listing on the Nasdaq SmallCap Market are set forth in Marketplace Rule 4310 include the following:

         o Net tangible assets of $2 million (Net tangible assets equals Total Assets minus Total Liabilities minus Goodwill minus Redeemable Securities); or

         o Minimum Market Capitalization of $35 million based on the high inside closing bid price; or

         o Net Income of at least $500,000 (in latest fiscal year or 2 of the last 3 fiscal years

                                       and

         o   Public Float of at least 500,000 shares

         o   Minimum market value of public float of $1 million

         o   Minimum bid price of $1 per share

         o Minimum of 300 round lot holders (a round lot holder is a shareholder which hold at least 100 shares or more)

         o   Minimum of 2 market makers

         The qualitative requirements for continued listing on the Nasdaq SmallCap Market are set forth in Marketplace Rule 4350 as follows:

         o Corporate Governance requirements including timely filing of annual report with audited financials with SEC, Nasdaq and distribution to shareholders

         o Provision of SEC reports including Form 10-k and Form 10-Q with Nasdaq

         o   A minimum of three independent directors (Must be satisfied by June
             2001)

         o Audit Committee must have three independent members (Must be satisfied by June 2001)

         o Company shall issue proxy solicitations to garner shareholder votes for all shareholders meetings and file with Nasdaq

         o Company shall review conflict of interest issues and related party transactions on ongoing basis through use of Audit Committee or comparable body of Board of Directors.

         o   Company shall be audited by independent public accountants.

         If the market price for the Company's common stock remains below $1.00 per share for 30 consecutive days and the Company's securities are no longer listed on the Nasdaq SmallCap Market, the Company's common stock may be deemed to be penny stock. If the Company's common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell the Company's securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock, and disclosure is required about (1) sales commissions payable to both the broker-dealer and the registered representative and (2) current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have an adverse effect on the liquidity of the Company's common stock.

         The board of directors, as part of the transactions with Minorplanet and Mackay Shields has authorized a 1 for 5 reverse stock split. The Company currently believes that the reverse stock split is likely to result in the bid price of the Company's common stock increasing over the $1.00 minimum bid price requirement, thereby permitting the continued listing of the Company's common stock on the Nasdaq SmallCap Market. However, there can be no assurance that the market price of the Company's common stock will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split or that the market price of the Company's common stock will remain above $1.00 after the split. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."

         The Company currently expects to meet these continued listing requirements and the conditional listing requirements set forth in the February 12, 2001 written determination by the Panel. However, there can be no assurances that the Company will be able to maintain its listing on the Nasdaq SmallCap Market and the failure of the Company to maintain its listing on the Nasdaq SmallCap Market may have a material adverse effect on the business, financial conditions and results of operations of the Company. . See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."

         If the Company's securities are delisted from the Nasdaq SmallCap, the Company may subsequently apply for inclusion in the Nasdaq SmallCap market if it satisfies the following initial inclusion requirements. The initial requirements for listing on the Nasdaq Small Cap Market include both quantitative and qualitative requirements. The quantitative requirements for initial listing on the Nasdaq SmallCap Market are set forth in Marketplace Rule 4310 and include the following:

         o Net tangible assets of $4 million (Net tangible assets equals Total Assets minus Total Liabilities minus Goodwill minus Redeemable Securities); or

         o Minimum Market Capitalization of $50 million based on the high inside closing bid price; or

         o Net Income of at least $750,000 (in latest fiscal year or 2 of the last 3 fiscal years

                                       and

         o   Public Float of at least 1 million shares

         o   Minimum market value of public float of $5 million

         o   Minimum bid price of $4 per share

         o Minimum of 300 round lot holders (a round lot holder is a shareholder which hold at least 100 shares or more)

         o   1 year operating history or $50 million market capitalization

         o   Minimum of 3 market Makers in stock

         The qualitative requirements for initial listing on the Nasdaq SmallCap Market are the same as the continued listing requirements set forth above in Marketplace Rule 4350.

         If the Company's securities are delisted from the Nasdaq SmallCap Market, there can be no assurances that the Company will be able to satisfy the initial inclusion requirements for listing on the Nasdaq SmallCap Market and its failure to do so will material adverse effect on the business, financial conditions and results of operations of the Company. The Company currently believes that the Company's securities will be delisted from The Nasdaq SmallCap Market if the Company fails to finally consummate the transactions with Minorplanet and MackayShields on or before April 23, 2001 and otherwise comply with the other conditions contained in the February 12, 2001 Nasdaq letter determination. There can be no assurances that the Company will be able to finally consummate the transactions with Minorplanet and MackayShields and satisfy the other conditions to continued listing imposed upon the Company by Nasdaq on or before April 23, 2001 and the Company believes that its failure to do so, may have a material adverse effect on the business, financial conditions and results of operations of the Company. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events."

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

ITEM 2. PROPERTIES

REAL PROPERTY AND LEASES

         The Company does not own any real property. The Company leases approximately 73,400 square feet of office space for its corporate headquarters in Richardson, Texas, of which approximately 18,600 square feet is sub-leased to another company. In addition, the Company leases approximately 25,000 square feet of warehouse and office space in Plano, Texas.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year 2000 covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM". The Company's securities currently trade under the symbol "ATRKC." The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                          BID PRICES
                                        HIGH       LOW
                                      --------   --------

1999
First Quarter                         $   2.19   $   1.22
Second Quarter                        $   1.88   $   1.25
Third Quarter                         $   1.66   $   1.06
Fourth Quarter                        $   2.94   $   1.31

2000
First Quarter                         $  11.80   $   0.03
Second Quarter                        $   6.00   $   1.72
Third Quarter                         $   2.41   $   0.75
Fourth Quarter                        $   1.69   $   0.03

         There were 120 registered holders of common stock and 3600 broker/dealers who beneficially hold common stock on behalf of shareholders as of February 20, 2001. The last sales price for the Company's Common Stock as reported on February 20, 2001 was $0.66. The Company did not pay dividends on its Common Stock for the year ended December 31, 2000 and has no plans to do so in the foreseeable future.

                  On September 18, 1998, under the Securities Act of 1933, as amended, the Securities and Exchange Commission ("SEC") declared effective the Company's registration statement on Form S-3, as amended (the "Registration Statement"). The Company registered warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the Registration Statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the Board of Directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During 2000, no warrants were sold and no warrant shares were exercised.

         Additionally, the Company registered shares required pursuant to the Amended Stockholders' Agreement (the "Stockholders' Agreement"). The Stockholders' Agreement grants piggyback registration rights to certain stockholders who are parties thereto. Accordingly, whenever the Company proposes to register any shares of Common Stock (or securities convertible into or exchangeable for, or options, warrants or other rights to acquire Common Stock) under the Securities Act of 1933 (other than registrations on Form S-4 or Form S-8), the eligible parties to the Stockholders' Agreement have the right to include shares of Common Stock held by them in any such registration. However, if the inclusion of shares of Common Stock pursuant to the piggyback registration provisions is reasonably determined by the managing underwriter or underwriters to materially adversely affect the success of the proposed offering, the Company may exclude certain shares from the offering. All eligible parties under the

Stockholders' Agreement were given notice of their opportunity to piggyback the offering of their Company Common Stock holdings on the Registration Statement. The Carlyle Stockholders were the only eligible parties who exercised their piggyback rights in connection with the registration of warrants and warrant shares under the Registration Statement. The Carlyle Shareholders offered all 2,723,468 shares beneficially owned by them to the public under the Registration Statement. During 2000, none of the Carlyle Stockholders' Company Common Stock was purchased pursuant to the offering.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The selected financial data set forth for each of the years 1996, 1997, 1998, 1999 and 2000 have been derived from audited financial statements, including the balance sheets at December 31, 2000 and 1999 and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 2000 and notes thereto appearing elsewhere herein. As a result of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as a cumulative effect change in accounting principle in 2000, results for 2000 are not comparable to prior years.

Year ended December 31,                                  2000         1999         1998         1997         1996
                                                       ---------    ---------    ---------    ---------    ---------
                                                            (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                              $  41,971    $  43,018    $  16,950    $  27,187    $  14,645
  Ratable product                                         12,093           --           --           --           --
  Service                                                 48,066       52,655       46,463       27,445       16,056
                                                       ---------    ---------    ---------    ---------    ---------
     Total revenues                                      102,130       95,673       63,413       54,632       30,701
                                                       ---------    ---------    ---------    ---------    ---------
Cost of revenues:
  Product                                                 30,031       34,752       13,222       22,133       15,099
  Ratable product                                         10,006           --           --           --           --
  Service                                                 30,636       26,724       32,419       21,397       11,489
  Writedown of inventory                                      --           --           --           --        1,943
                                                       ---------    ---------    ---------    ---------    ---------
     Total cost of revenues                               70,673       61,476       45,641       43,530       28,531
                                                       ---------    ---------    ---------    ---------    ---------

Gross profit                                              31,457       34,197       17,772       11,102        2,170
                                                       ---------    ---------    ---------    ---------    ---------

Expenses:
  General and administrative                              12,478       14,706       22,875       11,872        7,997
  Customer service                                         7,146        7,770       10,604       11,493        8,089
  Sales and marketing                                      4,980        4,091        7,372        7,723        9,139
  Engineering                                              4,345        2,685        5,399        4,604        3,487
  Network services center                                  1,512        1,437        1,992        1,416          607
  Severance and AutoLink termination costs                    --         (189)       5,357           --           --
  Depreciation and amortization                            5,907        6,551        5,829        2,684        1,482
                                                       ---------    ---------    ---------    ---------    ---------
                                                          36,368       37,051       59,428       39,792       30,801
                                                       ---------    ---------    ---------    ---------    ---------

     Operating loss                                       (4,911)      (2,854)     (41,656)     (28,690)     (28,631)

Interest income                                            1,371        2,037        4,827        2,500          809
Interest expense                                         (13,368)     (13,422)     (17,099)      (4,857)      (1,691)
Other income (expense)                                     1,569        2,715           --           --         (230)
                                                       ---------    ---------    ---------    ---------    ---------
     Loss before income taxes, extraordinary item
       and cumulative effect of accounting change        (15,339)     (11,524)     (53,928)     (31,047)     (29,743)
Income tax provision                                          --           --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
     Loss before extraordinary item and
       cumulative effect of accounting change            (15,339)     (11,524)     (53,928)     (31,047)     (29,743)
Extraordinary item                                            --           --       18,867           --         (317)
Cumulative effect of accounting change                    (5,206)          --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
     Net loss                                          $ (20,545)   $ (11,524)   $ (35,061)   $ (31,047)   $ (30,060)
                                                       =========    =========    =========    =========    =========

Basic and diluted loss per share:
     Loss before extraordinary item and cumulative
        effect of accounting change                    $   (0.61)   $   (0.46)   $   (2.17)   $   (1.25)   $   (1.39)
    Extraordinary item                                        --           --         0.76           --        (0.01)
    Cumulative effect of accounting change                 (0.20)          --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
     Net loss                                          $   (0.81)   $   (0.46)   $   (1.41)   $   (1.25)   $   (1.40)
                                                       =========    =========    =========    =========    =========

Weighted average number of shares outstanding             25,291       24,974       24,899       24,864       22,763
                                                       =========    =========    =========    =========    =========

OTHER FINANCIAL AND OPERATING DATA (unaudited)
Units installed at December 31,                           67,336       50,825       47,657       33,122       20,354
Average monthly service revenue per unit ("ARPU")      $   70.08    $   82.54    $   99.56    $   85.54    $   76.23

December 31,                                              2000         1999         1998         1997          1996
                                                        --------     --------    ---------     --------      -------
BALANCE SHEET DATA

Cash and short-term investments                         $ 20,641     $ 17,768     $ 26,169     $ 46,486      $19,725
Working capital                                           20,825       35,660       29,143       64,729       24,605
Network, equipment and software, net                      12,851       15,703       20,649       15,482        8,629
Total assets                                              81,044       74,073      103,126      146,473       42,929
Notes payable                                             92,484       92,090       91,697      120,956           --
Stockholders' equity (deficit)                           (58,341)     (38,051)     (26,791)       8,270       34,664
Capital expenditures                                    $  2,600       $3,103     $ 10,520     $  9,499      $ 5,139


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during 2000.

The Company earns revenues from service contracts and from related products sold to customers (for which title generally passes on shipment). In accordance with previously existing generally accepted accounting principles, the Company generally recognized revenues from product sales and licensing of product software at the time the mobile units were shipped to customers. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") the Company was required to change its accounting policy for product revenue recognition.

The Company sells mobile communications systems and related enhanced mobile communications and management information services that are provided though the Company's proprietary network. With respect to the Series 5000 mobile units sold to the Company's long-haul trucking customers, these units function only when used in conjunction with the Company's proprietary network. Accordingly, in accordance with these new interpretations, the Company has changed its product revenue recognition policy for sales to long-haul trucking customers, to defer product revenue previously recognized upon shipment and instead recognize such revenue ratably over the longer of the term of the service contract or the estimated life of the customer relationship. Such terms range from three to ten years. The product costs associated with these revenues are also deferred and amortized over such period. The product revenues and related costs are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Revenues" and "Ratable Product Costs," respectively.

Product revenues from sales of mobile units pursuant to the "Service Vehicle Contract", are recognized currently, after a brief acceptance period, because these mobile units have different functionality that permit their use on other than the Company's proprietary network.

As a result of the change in accounting principle described above, for which restatement of prior years is not permitted, the Company's 2000 revenues and cost of revenues are not directly comparable to prior years.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased 6.7% to $102.1 million in 2000 from $95.7 million in 1999. Comparison of product revenues year over year is not meaningful because of the accounting principle change discussed under "General" above. Product revenues in 2000 include only Service Vehicle Contract revenues while 1999 includes all revenues from the sale of mobile units. "Ratable Product Revenue" in 2000 reflects the current year recognition of revenues from units shipped in prior years. In accordance with the new accounting principle for product revenue mandated in 2000, such revenues are deferred upon product shipment and recognized ratably over the greater of the term of the service agreement or the estimated life of the customer relationship. Service revenues decreased 8.7% from $52.7 million in 1999 to $48.1 million in 2000, due primarily to lower average monthly revenue per mobile unit. While the average installed base of mobile units increased 7.9% from 1999 to 2000, the average monthly revenue per mobile unit decreased 15.1% to $70.08 in 2000 from $82.54 in 1999, primarily due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 67,336 at December 31, 2000 from 50,825 at December 31, 1999. The increase in the installed base reflects additional units installed under the Service Vehicle Contract more than offsetting a reduction in the installed base for long-haul trucking. The reduction in the installed base for long-haul trucking is primarily due to one customer, with an aggregate installed base of approximately 2,000 units, that was deinstalled due to its inability to pay amounts owed to the Company.

Service gross profit margin was 36.3% in 2000 compared to 49.2% in 1999. As more fully described in Note 7 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 40.9%. The decrease in service gross profit margin from 40.9% in 1999 to 36.3% in 2000 is primarily the result of (i) the significant increase during 2000 of post-sale support and maintenance activity and (ii) the negative impact in 2000 of a temporary increase in long-distance airtime rates during the transition period to a new contract.

Product gross profit margin, excluding "Ratable Product" was 28.4% in 2000, compared to 19.2% in 1999, which includes a $3.5 million warranty provision that is discussed in more detail in Note 7 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 margin would have been 27.4%.

Operating expenses decreased 1.8% to $36.4 million in 2000 from $37.1 million in 1999. This decrease is primarily due to a $2.8 million decrease in bad debt expense, offset by increases in sales and marketing expenses related to TrackWare, and increased research and development expenditures. Bad debt expense in 1999 was unusually high as a result of bad debt provisions recorded for former customers. Bad debt expense in 2000 was unusually low as a result of adjustments made to reduce the reserve for bad debts in recognition of the improved credit profile of the customer base.

Interest income was $1.4 million in 2000, compared to $2.0 million in 1999, reflecting the lower average outstanding balances during 2000 in cash, short-term investments, and pledged securities.

Other income in 2000 primarily consists of the proceeds from the settlement of litigation, net of related expenses. Other income in 1999 reflects the gain from the settlement of a customer contract, and the proceeds from settlement of litigation, net of related expenses.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

Total revenues increased 50.9% to $95.7 million in 1999 from $63.4 million in 1998. Product revenues increased 153.8% to $43.0 million in 1999 from $16.9 million in 1998. The increase in product revenues is a result of recognizing $29.7 million of revenues on the service vehicle contract entered into during 1998 that required delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. Service revenues increased 13.3% to $52.7 million in 1999 from $46.5 million in 1998 due to the increased installed base of mobile units. The average installed base of mobile units during 1999 increased 35.4% from the 1998 average installed base. Average monthly revenue per mobile unit decreased 17.1% to $82.54 in 1999 from $99.56 in 1998. The decrease was attributable to: (i) the decision in the second quarter of 1998 to cancel the personal calling accounts promotion and strengthen credit policies related to personal calling accounts, thereby reducing personal calling revenues; and (ii) the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is less than that of long-haul trucking because of different product functionality.

Product gross profit margin was 19.2% in 1999, compared to 22.0% in 1998 because of the $3.5 million warranty provision that is discussed in more detail in Note 7 to the accompanying financial statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 27.4%.

Service gross profit margin was 49.2% in 1999, compared to 30.2% in 1998. As more fully described in Note 7 to the accompanying financial statements, during 1999 the Company recorded $4.4 million of credits related to a contract settlement. Excluding the effect of these credits, service gross profit margin would have been 40.9%. The increase in service margin from 30.2% to 40.9% is primarily a result of: (i) the additional access fees generated by the 35.4% increase in the average installed base of mobile units; (ii) the effect of a new, lower-cost contract with one of the Company's major vendors; and (iii) the effect of technical adjustments and modifications implemented to reduce the amount of airtime costs incurred that are not billable to customers.

Operating expenses decreased 37.7% to $37.1 million in 1999 from $59.4 million in 1998. This decrease is primarily as a result of: (i) the restructuring of operations implemented in the second and third quarters of 1998; and (ii) 1998 expenses being unusually high as the result of charges aggregating $11.0 million for bad debt expense, sales tax liability, and severance and AutoLink(R) termination costs. Excluding these charges from 1998, the decrease in operating expenses from 1998 would have been 23.5%. The average number of employees decreased 25.0% in 1999 from 1998. Sales and marketing expense and engineering expense decreased significantly because 1998 included significant advertising and development costs associated with products that were discontinued in the third quarter of 1998.

Interest income was $2.0 million in 1999 compared to $4.8 million in 1998. Interest expense was $13.4 million in 1999 compared to $17.1 million in 1998. The change in these relationships reflects the lower average outstanding balances during 1999 in cash and short-term investments, pledged securities and Senior Notes payable.

Other income in 1999 reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of litigation , net of related expenses, as more fully described in Note 7 to the accompanying Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $58.3 million at December 31, 2000. Beginning March 15, 2001, the Company is obligated to begin paying substantial semi-annual cash interest payments on its 13.75% Senior Notes which were issued in September 1997. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. The Company currently believes it will have the cash resources available to make the March 15, 2001 interest payment, but absent the pending equity and debt transactions described in Note 2 to the Consolidated Financial Statements (which are contingent upon a number of factors also described in Note 2), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology, and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments.

The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, creditors, and certain key customers, the consummation of the pending equity and debt transactions (or the closing of similar debt or equity transactions), and its ability to successfully develop and market its tracking products and technology at economically feasible levels in the highly competitive and rapidly changing telecommunications industry.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has pending equity and debt transactions which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current NASDAQ listing (see Note 3 to the Consolidated Financial Statements). If the Company cannot maintain its NASDAQ listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced and it may have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements, Schedule II - Valuation and Qualifying Accounts, and reports of independent public accountants, are included on pages F-1 through F-20 and pages S-1 through S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be currently anticipated to be held on April 2, 2001 (the "Proxy Statement").

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

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                               REPORTS ON FORM 8-K

                                                                                            Page Number
(a)  Documents filed as part of the report:

     (1) Reports of Independent Public Accountants ......................................   F-1-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999 ...................   F-3

         Consolidated Statements of Operations for the Years Ended
               December 31, 2000, 1999 and 1998 .........................................   F-4

         Consolidated Statements of Cash Flows for the Years Ended
               December 31, 2000, 1999 and 1998 .........................................   F-5

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
               for the Years Ended December 31, 2000, 1999 and 1998 .....................   F-6

         Notes to Consolidated Financial Statements .....................................   F-7

     (2) Financial Statement Schedules

         Reports of Independent Public Accountants on Financial Statement Schedules .....   S-1

         Schedule II-Valuation and Qualifying Accounts ..................................   S-2

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

(3) Exhibits

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          TITLE

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

  4.5     -    Indenture dated September 23, 1997 by and among the Company,
               HighwayMaster Corporation and Texas Commerce Bank, National
               Association.(12)

  4.6     -    Pledge Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

  4.7     -    Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co.
               Inc. and Smith Barney Inc.(12)

  4.8     -    Warrant Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

  4.9     -    Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith
               Barney, Inc.(12)

  10.1    -    License Agreement, dated April 23, 1992, by and between Voice
               Control Systems and the Company (as successor to By-Word
               Technologies, Inc.)(1)

  10.2    -    Second Amendment to Employment Agreement, dated September 1,
               1998, by and between HighwayMaster Corporation and William C.
               Saunders.(16)

  10.3    -    Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

  10.4    -    Release of HighwayMaster Communications, Inc. and HighwayMaster
               Corporation by William C. Saunders, dated December 15, 1998.(16)

  10.5    -    Release of William C. Saunders by HighwayMaster Communications,
               Inc. and HighwayMaster Corporation, dated December 15, 1998.(16)

  10.6    -    Amended and Restated 1994 Stock Option Plan of the Company, dated
               February 4, 1994, as amended.(1)(5)(6)

  10.7    -    Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)

  10.8    -    Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
               Communications Corporation.(1)(2)

  10.9    -    Stock Option Agreement, dated June 22, 1998, by and between the
               Company and John Stupka.(16)

  10.10   -    Services Agreement, dated March 20, 1996, between the Company and
               GTE-Mobile Communications Service Corporation.(3)(4)

  10.11   -    Acknowledgment by William C. Saunders dated December 15, 1998.
               (16)

  10.12   -    Amendment dated November 16, 1995 to that certain Mobile
               Communications (Voice and Data) Services Agreement, dated as of
               July 15, 1993, between the Company and EDS Personal
               Communications Corporation.(3)(4)

  10.13   -    Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick.(16)

  10.14   -    Product Development Agreement, dated December 21, 1995, between
               HighwayMaster Corporation and IEX Corporation.(3)(4)

  10.15   -    Technical Services Agreement, dated September 27, 1996, between
               HighwayMaster Corporation and Southwestern Bell Wireless
               Holdings, Inc.(7)

  10.16   -    Letter Agreement, dated February 19, 1996, between HighwayMaster
               Corporation and IEX Corporation.(3)

  10.17   -    Form of Adoption Agreement, Regional Prototype Cash or Deferred
               Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co.,
               Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)

  10.18   -    February 27, 1997 Addendum to Original Employment Letter, dated
               September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere.(16)

  10.19   -    Software Transfer Agreement, dated April 25, 1997, between
               HighwayMaster Corporation and Burlington Motor Carriers,
               Inc.(9)(10)

  10.20   -    Employment Agreement, dated June 3, 1998, by and between
               HighwayMaster Corporation and Todd A. Felker.(16)

  10.21   -    Employment Agreement, dated June 3, 1998, by and between
               HighwayMaster Corporation and William McCausland.(16)

  10.22   -    Employment Agreement, dated May 29, 1998, by and between
               HighwayMaster Corporation and Jana Ahlfinger Bell.(14)

  10.23   -    Lease Agreement, dated March 20, 1998, between HighwayMaster
               Corporation and Cardinal Collins Tech Center, Inc.(15)

  10.24   -    First Amendment to Employment Agreement, dated September 15,
               1998, by and between HighwayMaster Corporation and Jana A.
               Bell.(16)

  10.25   -    Employment Agreement, dated November 24, 1998, by and between
               HighwayMaster Corporation and Michael Smith.(16)

  10.26   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               May 29, 1998 by and between the Company and Jana Ahlfinger
               Bell.(16)

  10.27   -    Stock Option Agreement, dated August 12, 1998, by and between the
               Company and Jana Ahlfinger Bell.(16)

  10.28   -    Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

  10.29   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               February 29, 1996, by and between the Company and William H.
               McCausland.(16)

  10.30   -    Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland.(16)

  10.31   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               April 25, 1997, by and between the Company and Robert LaMere.(16)

  10.32   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               June 3, 1998, by and between the Company and Todd A. Felker.(16)

  10.33   -    Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(16)

  10.34   -    Stock Option Agreement, dated April 4, 1995, by and between the
               Company and Terry Parker.(16)

  10.35   -    Agreement No. 980427 between Southwestern Bell Telephone Company,
               Pacific Bell, Nevada Bell, Southern New England Telephone and
               HighwayMaster Corporation executed on January 13, 1999.(17)(18)

  10.36   -    Administrative Carrier Agreement entered into between
               HighwayMaster Corporation and Southwestern Bell Mobile Systems,
               Inc. on March 30, 1999.(17)(18)

  10.37   -    Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999.(17)(18)

  10.38   -    Second Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunication Data Systems,
               Inc. on February 4, 1999.(17)(18)

  10.39   -    Manufacturing and Equipment Purchase Agreement entered into between HighwayMaster Corporation and Wireless Link Corporation on March 9, 1999.(17)(18)

  10.40   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999.(17)(18)

  10.41   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999.(17)(18)

  10.42   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999.(17)(18)

  10.43   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 7, 1999.(17)(18)

  10.44   -    Stock Option Agreement dated June 24, 1999, by and between the
               Company and J. Raymond Bilbao.(19)

  10.45   -    Stock Option Agreement dated June 24, 1999, by and between the
               Company and Marshall Lamm.(19)

  10.46   -    Stock Option Agreement dated June 14, 1999, by and between the
               Company and Marc A. Bringman.(19)

  10.47   -    Transition Agreement entered into between GTE Wireless Services
               Corporation and HighwayMaster Corporation on April 30,
               1999.(19)(20)

  10.48   -    Fleet-on-Track Services Agreement entered into between GTE
               Telecommunications Services Incorporated and HighwayMaster
               Corporation on May 3, 1999.(19)(20)

  10.49   -    Confidential Memorandum of Understanding entered into between
               Criticom International Corp. and HighwayMaster Corporation on
               April 16, 1999.(19)(20)

  10.50   -    Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(21)

  10.51   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker.(21)

  10.52   -    Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm.(21)

  10.53   -    Stock Option Agreement dated September 3, 1999, by and between the Company and William H. McCausland.(21)

  10.54   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Pierre H. Parent.(21)

  10.55   -    Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(21)

  10.56   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere.(21)

  10.57   -    Stock Option Agreement dated September 3, 1999 by and between the
               Company and Stephen P. Tacke.(21)

  10.58   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and W. Michael Smith.(22)

  10.59   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and J. Raymond Bilbao.(22)

  10.60   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Todd A. Felker.(22)

  10.61   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Marshall Lamm.(22)

  10.62   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Pierre Parent.(22)

  10.63   -    Limited Liability Company Agreement of HighwayMaster of Canada,
               LLC executed March 3, 2000.(22)

  10.64   -    Investor Relations Services Agreement, dated March 31, 2000, by and between the Company and N.D. Hamilton Associates, Inc.(22)

  10.65   -    Employment Agreement, dated May 31, 2000, by and between the
               Company and Jana A. Bell.(24)

  10.66   -    Employment Agreement, dated June 6, 2000, by and between the
               Company and Robert W. LaMere.(24)

  10.67   -    Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation.(23)(24)

  10.68   -    Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(24)

  10.69   -    Special Customer Arrangement for MCI WORLDCOM On-Net Services
               dated October 23, 2000 by and between the Company and MCI
               WORLDCOM.(25)(26)

  23.1    -    Consent of Arthur Andersen LLP(26)

  23.2    -    Consent of PricewaterhouseCoopers LLP(26)

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

(21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(23) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(24) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(25) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on February 27, 2001.

(26)   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2001

                                      @TRACK COMMUNICATIONS, INC.


                                      By: /s/ JANA AHLFINGER BELL
                                         -------------------------------------
                                         Jana Ahlfinger Bell,
                                         President and Chief Executive Officer

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                                    Title                                         Date

/s/ Jana Ahlfinger Bell                      President, Chief Executive Officer, and       February 27, 2001
----------------------------------------     Director (Principal Executive Officer)
Jana Ahlfinger Bell


                                             Executive Vice President and                  February 27, 2001
/s/ W. Michael Smith                         Chief Financial Officer
----------------------------------------     (Principal Financial Officer)
W. Michael Smith


                                             Vice President and Controller                 February 27, 2001
/s/ Stephen P. Tacke                         (Principal Accounting Officer)
----------------------------------------
Stephen P. Tacke


/s/ Stephen L. Greaves                       Director                                      February 27, 2001
----------------------------------------
Stephen L. Greaves


/s/ Gerry C. Quinn                           Director                                      February 27, 2001
----------------------------------------
Gerry C. Quinn


/s/ John T. Stupka                           Director                                      February 27, 2001
----------------------------------------
John T. Stupka


/s/ Dr. William P. Osborne                   Director                                      February 27, 2001
----------------------------------------
Dr. William P. Osborne

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of @Track Communications, Inc.:

We have audited the accompanying consolidated balance sheets of @Track Communications, Inc. (formerly HighwayMaster Communications, Inc.) and its subsidiary (a Delaware corporation, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of @Track Communications, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as described in Note 5.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company has incurred net losses for the years ended December 31, 2000, 1999, and 1998, has a stockholders' deficit of $58.3 million at December 31, 2000, and has substantial semi-annual cash interest payments due beginning March 15, 2001. These factors, among others, as discussed in Note 4, raise substantial doubt concerning the ability of the Company to continue as a going concern. Management's plans in regard to these matters, including a description of certain pending equity and debt transactions, are described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                      ARTHUR ANDERSEN LLP

Dallas, Texas
February 22, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of @Track Communications, Inc.

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of @Track Communications, Inc. (formerly HighwayMaster Communications, Inc.) and its subsidiary (the "Company") for the year ended December 13, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of @Track Communications, Inc. for any period subsequent to December 31, 1998.



PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 16, 1999

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)


                                                                                 December 31,        December 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                   ASSETS
Current assets:
  Cash and short-term investments                                                $     20,641       $     17,768
  Accounts receivable, net of allowance for doubtful accounts
     of $7,305 and $7,448, respectively                                                12,738             13,341
  Inventories                                                                          13,216              9,292
  Pledged securities                                                                       --             12,705
  Deferred product costs - current portion                                              7,406                 --
  Other current assets                                                                  1,759              2,588
                                                                                 ------------       ------------
     Total current assets                                                              55,760             55,694
Network, equipment and software, net of accumulated depreciation
     and amortization of $19,295 and $13,842, respectively                             12,851             15,703
Deferred product costs - non-current portion                                            9,770                 --
Other assets, net of accumulated amortization
     of $1,469 and $1,017, respectively                                                 2,663              2,676
                                                                                 ------------       ------------
     Total assets                                                                $     81,044       $     74,073
                                                                                 ============       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                               $      7,992       $      2,431
  Telecommunications costs payable                                                      5,358              4,462
  Accrued interest payable                                                              3,784              3,784
  Deferred product revenues - current portion                                           8,975                 --
  Other current liabilities                                                             8,826              9,357
                                                                                 ------------       ------------
     Total current liabilities                                                         34,935             20,034
  Deferred product revenues - non-current portion                                      11,966                 --
Senior notes payable                                                                   92,484             92,090
                                                                                 ------------       ------------
     Total liabilities                                                                139,385            112,124
                                                                                 ------------       ------------

Commitments and contingencies (Note 17)

Stockholders' equity (deficit):
  Series D preferred stock, $0.01 par value, 1,000 shares authorized; 1,000
     shares issued and outstanding at December 31, 1999                                    --                 --
  Common stock, $0.01 par value, 50,000,000 shares authorized;
     25,638,826 and 25,432,210 shares issued; 25,326,829 and 25,120,213
     shares outstanding at December 31, 2000 and 1999, respectively                       256                255
  Common stock - Class B, $0.01 par value, 1,000 shares authorized;
     1,000 shares issued and outstanding at December 31, 2000                              --                 --
  Additional paid-in capital                                                          149,996            149,742
  Accumulated deficit                                                                (208,046)          (187,501)
  Treasury stock, 311,997 shares, at cost                                                (547)              (547)
                                                                                 ------------       ------------
     Total stockholders' equity (deficit)                                             (58,341)           (38,051)
                                                                                 ------------       ------------
     Total liabilities and stockholders' equity (deficit)                        $     81,044       $     74,073
                                                                                 ============       ============


         See accompanying notes to financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share)


                                                                       Year ended December 31,
                                                          --------------------------------------------------
                                                             2000               1999                 1998
                                                          ------------       ------------       ------------
Revenues (Note 5):
  Product                                                 $     41,971       $     43,018       $     16,950
  Ratable product                                               12,093                 --                 --
  Service                                                       48,066             52,655             46,463
                                                          ------------       ------------       ------------
     Total revenues                                            102,130             95,673             63,413
                                                          ------------       ------------       ------------
Cost of revenues (Notes 5 and 7):
  Product                                                       30,031             34,752             13,222
  Ratable product                                               10,006                 --                 --
  Service                                                       30,636             26,724             32,419
                                                          ------------       ------------       ------------
    Total cost of revenues                                      70,673             61,476             45,641
                                                          ------------       ------------       ------------

Gross profit                                                    31,457             34,197             17,772
                                                          ------------       ------------       ------------

Expenses:
  General and administrative                                    12,478             14,706             22,875
  Customer service                                               7,146              7,770             10,604
  Sales and marketing                                            4,980              4,091              7,372
  Engineering                                                    4,345              2,685              5,399
  Network services center                                        1,512              1,437              1,992
  Severance and AutoLink(R) termination cost                        --               (189)             5,357
  Depreciation and amortization                                  5,907              6,551              5,829
                                                          ------------       ------------       ------------
                                                                36,368             37,051             59,428
                                                          ------------       ------------       ------------

    Operating loss                                              (4,911)            (2,854)           (41,656)

Interest income                                                  1,371              2,037              4,827
Interest expense                                               (13,368)           (13,422)           (17,099)
Other income (Note 7)                                            1,569              2,715                 --
                                                          ------------       ------------       ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change                  (15,339)           (11,524)           (53,928)
Income tax provision                                                --                 --                 --
                                                          ------------       ------------       ------------
    Loss before extraordinary item and
       cumulative effect of accounting change                  (15,339)           (11,524)           (53,928)
Extraordinary item                                                  --                 --             18,867
Cumulative effect of accounting change                          (5,206)                --                 --
                                                          ------------       ------------       ------------
    Net loss                                              $    (20,545)      $    (11,524)      $    (35,061)
                                                          ============       ============       ============

Basic and diluted loss per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                        $      (0.61)      $      (0.46)      $      (2.17)
    Extraordinary item                                              --                 --               0.76
    Cumulative effect of accounting change                       (0.20)                --                 --
                                                          ------------       ------------       ------------
    Net loss                                              $      (0.81)      $      (0.46)      $      (1.41)
                                                          ============       ============       ============

Weighted average number of shares outstanding
   Basic                                                        25,291             24,974             24,899
                                                          ============       ============       ============
   Diluted                                                      25,291             24,974             24,899
                                                          ============       ============       ============


                 See accompanying notes to financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                              Year ended December 31,
                                                                                --------------------------------------------------
                                                                                   2000                1999               1998
                                                                                ------------       ------------       ------------
Cash flows from operating activities:
  Net loss                                                                      $    (20,545)      $    (11,524)      $    (35,061)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                     5,907              6,551              5,829
     Amortization of discount on notes payable                                           394                393                503
     Extraordinary item                                                                   --                 --            (18,867)
     Provision for bad debts                                                           1,477              4,294              6,650
     (Increase) in accounts receivable                                                  (874)            (3,050)            (7,272)
     (Increase) decrease in inventory                                                 (3,924)             3,629             (9,776)
     (Increase) decrease in deferred product costs                                   (17,176)                --                 --
     Increase (decrease) in accounts payable                                           5,561             (8,931)             5,100
     Increase (decrease) in deferred product revenues                                 20,941                 --                 --
     Increase (decrease) in accrued expenses and other current liabilities               365             (9,255)            15,873
     Net book value of equipment retired                                                  --              1,950                 --
     Other                                                                               387             (1,702)             1,409
                                                                                ------------       ------------       ------------
          Net cash used in operating activities                                       (7,487)           (17,645)           (35,612)
                                                                                ------------       ------------       ------------

Cash flows from investing activities:
     Additions to network and equipment                                               (1,581)            (2,329)            (9,202)
     Additions to capitalized software                                                (1,019)              (774)            (1,318)
     Liquidation of pledged securities                                                12,705             12,083             14,553
     Decrease in temporary investments                                                    --                 --             13,626
     (Increase) decrease in short-term investments                                    12,601             (2,893)            10,001
                                                                                ------------       ------------       ------------
          Net cash provided by investing activities                                   22,706              6,087             27,660
                                                                                ------------       ------------       ------------

Cash flows from financing activities:
     Purchase of senior notes                                                             --                 --            (10,427)
     Release of pledged securities allocable to retired senior notes                      --                 --              8,063
     Proceeds from exercise of stock options                                             255                264                 --
                                                                                ------------       ------------       ------------
          Net cash provided by (used in) financing activities                            255                264             (2,364)
                                                                                ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents                                      15,474            (11,294)           (10,316)
Cash and cash equivalents, beginning of year                                           5,167             16,461             26,777
                                                                                ------------       ------------       ------------
Cash and cash equivalents, end of year                                                20,641              5,167             16,461
Short-term investments                                                                    --             12,601              9,708
                                                                                ------------       ------------       ------------
Cash and short-term investments                                                 $     20,641       $     17,768       $     26,169
                                                                                ============       ============       ============

Supplemental cash flow information:
     Interest paid                                                              $     12,974       $     12,974       $     16,806
                                                                                ============       ============       ============



                 See accompanying notes to financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)



                                                            Preferred Stock                     Common Stock
                                                       ---------------------------       --------------------------
                                                         Shares          Amount           Shares           Amount
                                                       ----------       ----------       ----------      ----------
Stockholders' equity (deficit) at December 31, 1997         1,000       $       --       25,210,983      $      252
     Net loss for year
                                                       ----------       ----------       ----------      ----------
Stockholders' equity (deficit) at December 31, 1998         1,000               --       25,210,983             252
     Exercise of stock options                                                              221,227               3
     Net loss for year
                                                       ----------       ----------       ----------      ----------
Stockholders' equity (deficit) at December 31, 1999         1,000               --       25,432,210             255
     Exercise of stock options                                                              206,616               1
     Conversion of Series D Preferred Stock to
               Class B Common Stock                        (1,000)              --
     Net loss for year
                                                       ----------       ----------       ----------      ----------
Stockholders' equity (deficit) at December 31, 2000            --       $       --       25,638,826      $      256
                                                       ==========       ==========       ==========      ==========


                                                      Common Stock - Class B         Additional           Treasury Stock
                                                     --------------------------        Paid-in       --------------------------
                                                       Shares          Amount          Capital         Shares          Amount
                                                     ----------      ----------      ----------      ----------      ----------
Stockholders' equity (deficit) at December 31, 1997          --      $       --      $  149,481         311,997      $     (547)
     Net loss for year
                                                     ----------      ----------      ----------      ----------      ----------
Stockholders' equity (deficit) at December 31, 1998          --              --         149,481         311,997            (547)
     Exercise of stock options                                                              261
     Net loss for year
                                                     ----------      ----------      ----------      ----------      ----------
Stockholders' equity (deficit) at December 31, 1999          --              --         149,742         311,997            (547)
     Exercise of stock options                                                              254
     Conversion of Series D Preferred Stock to
               Class B Common Stock                       1,000              --
     Net loss for year
                                                     ----------      ----------      ----------      ----------      ----------
Stockholders' equity (deficit) at December 31, 2000       1,000      $       --      $  149,996         311,997      $     (547)
                                                     ==========      ==========      ==========      ==========      ==========




                                                            Accumulated
                                                              Deficit           Total
                                                            -----------      ----------
Stockholders' equity (deficit) at December 31, 1997         $ (140,916)      $    8,270
     Net loss for year                                         (35,061)         (35,061)
                                                            ----------       ----------
Stockholders' equity (deficit) at December 31, 1998           (175,977)         (26,791)
     Exercise of stock options                                                      264
     Net loss for year                                         (11,524)         (11,524)
                                                            ----------       ----------
Stockholders' equity (deficit) at December 31, 1999           (187,501)         (38,051)
     Exercise of stock options                                                      255
     Conversion of Series D Preferred Stock to
               Class B Common Stock
     Net loss for year                                         (20,545)         (20,545)
                                                            ----------       ----------
Stockholders' equity (deficit) at December 31, 2000         $ (208,046)      $  (58,341)
                                                            ==========       ==========


@TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

         The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during 2000.

2. SUBSEQUENT EVENT

         On February 14, 2001, the Company executed a stock purchase and exchange agreement (the "Agreement") with Minorplanet Systems PLC, ("Minor-planet") a leading worldwide producer and distributor of telemetric-based vehicle management information systems (VMI(TM)), and with the majority holder of the Company's Senior Notes.

         Under the terms of the Agreement, Minorplanet is to acquire 10 million shares of the Company's common stock for $10 million and receive an additional 140 million shares of the Company's common stock in exchange for an exclusive ninety-nine year license to market, distribute and operate Minorplanet's VMI technologies in the United States, Canada and Mexico. Additionally, a majority in interest of the Company's 13 3/4% Senior Notes due 2005, which parties in the aggregate hold approximately 75 percent of the Senior Notes, have agreed to (i) exchange their Senior Notes for approximately 56.2 million shares of the Company's common stock, (ii) accept payment of all interest on the Senior Notes accrued through December 15, 2000, and (iii) waive payment of the balance of any interest accrued thereafter.

         As contemplated by the Agreement, the Company also intends to begin an exchange offer to the remaining holders of the Senior Notes, offering to exchange Senior Notes for the Company's common stock on substantially the same terms as that agreed to by the majority noteholder. Assuming conversion of all of the Senior Notes to common stock, the holders thereof would hold common stock representing approximately 30 percent of Company, and Minorplanet would hold approximately 59 percent.

         Consummation of the transaction is subject to a number of conditions including, but not limited to, approval by Company's common stockholders, the holders of not less than 90 percent in principal amount of the Senior Notes accepting the offer to exchange their Senior Notes for common stock of the Company as a condition to the closing by the Company, approval by the Company's Class B common stockholder, the Company's continued listing on The Nasdaq Small Cap Market, and other contractual, governmental and regulatory approvals.

         In the event these transactions are consummated as contemplated, the Company will have significantly reduced its indebtedness and related interest expense. In addition, the Company will immediately commence distribution of the Minorplanet product in the United States. The Company currently believes that consummation of these transactions will substantially mitigate the uncertainties described in Note 4 to the consolidated financial statements. Consumation of this transaction is also a condition of the Company maintaining its listing on the Nasdaq Small Cap Market. See Note 3.

3. NON-COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

         In December 2000, the Company was notified by letter from the Nasdaq Stock Market, Inc. ("Nasdaq"), that it was no longer in compliance with the (i) net tangible asset, (ii) market capitalization, and (iii) net income requirement for continued listing on the Nasdaq Small Cap Market.

         Subsequent to an oral hearing before the Nasdaq Listings Qualification Panel (the "Panel") the Company received written determination from the Panel on February 12, 2001 that it would be allowed to remain listed provided that by February 23, 2001 (deadline subsequently extended to February 27, 2001), it satisfied certain conditions, including the provision to the Panel of executed definitive documents for the transactions with Minorplanet and the majority noteholder (see Note 2) and the filing of a Preliminary Proxy Statement with the SEC and Nasdaq including a proposal to obtain shareholder approval for the (i) Minorplanet transaction, (ii) the conversion of the Senior Notes held by the majority noteholder, and (iii) a reverse stock split; and by April 23, 2001, that the Company provide documentation to Nasdaq that (i) the Minorplanet and majority noteholder transactions have been consummated, and (2) make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $12,000,000.

         There are a number of minimum requirements for continued listing on the Nasdaq Small Cap Market which include both quantitative and qualitative requirements. The Company currently expects to meet these continued listing requirements and the conditional listing requirements set forth in the February 12, 2001 written determination by the Panel. However, there can be no assurances that the Company will be able to maintain its listing on the Nasdaq SmallCap Market and the failure of the Company to maintain its listing on the Nasdaq SmallCap Market may have a material adverse effect on the business, financial conditions and results of operations of the Company.

         If the Company's securities are delisted from the Nasdaq SmallCap Market, the Company may subsequently apply for inclusion in The Nasdaq SmallCap Market if it satisfies the initial inclusion requirements. If the Company's securities are delisted from The Nasdaq SmallCap Market, there can be no assurances that the Company will be able to satisfy the initial inclusion requirements for listing on the Nasdaq SmallCap Market and its failure to do so may have a material adverse effect on the business, financial condition and results of operations of the Company. The Company currently believes that the Company's securities will be delisted from The Nasdaq SmallCap Market if the Company fails to finally consummate the transactions with Minorplanet and majority noteholder on or before April 23, 2001 and otherwise comply with the other conditions contained in the February 12, 2001 Nasdaq determination letter. There can be no assurances that the Company will be able to finally consummate the transactions with Minorplanet and the majority noteholder and satisfy the other conditions to continued listing imposed upon the Company by Nasdaq on or before April 23, 2001 and the Company believes that its failure to do so, may have a material adverse effect on the business, financial conditions and results of operations of the Company.

4.       FUTURE OPERATIONS AND GOING CONCERN UNCERTAINTY

         The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had a stockholders' deficit of $58.3 million, and had incurred net losses of approximately $20.5 million, $11.5 million, and $35.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. Beginning March 15, 2001, the Company is obligated to begin paying substantial semi-annual cash interest payments on its 13.75% Senior Notes which were issued in September 1997. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. Absent the pending equity and debt transactions described in Note 2 (which are contingent upon a number of factors also described in Note 2), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology, and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments.

         The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, creditors, and certain key customers, the consummation of the pending equity and debt transactions (or the closing of similar debt or equity transactions), and/or its ability to successfully develop and market its tracking products and technology at economically feasible levels in the highly competitive and rapidly changing telecommunications industry.

         As discussed in Note 2, the Company has pending equity and debt transactions which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current Nasdaq listing (see Note
3). If the Company cannot maintain its Nasdaq listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced and it may have a material adverse effect on the business, financial condition and results of operations of the Company.

5.       CHANGE IN ACCOUNTING PRINCIPLE

         The Company earns revenues from service contracts, and from related products sold to customers (for which title generally passes on shipment). In accordance with previously existing generally accepted accounting principles, the Company recognized revenues from product sales and licensing of product software at the time the mobile units were shipped to customers, or upon customer acceptance of the product if acceptance was required by the sales contract. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition during the fourth quarter of 2000, effective January 1, 2000.

         The Company sells mobile communications systems and related enhanced mobile communications and management information services that are provided through the Company's proprietary network. With respect to the Series 5000 mobile units sold to the Company's long-haul trucking customers, these units function only when used in conjunction with the Company's proprietary network. Accordingly, in accordance with SAB 101, the Company has changed its product revenue recognition policy for sales to long-haul trucking customers, to defer product revenue previously recognized upon shipment and instead recognize such revenue ratably over the longer of the term of the service contract or the estimated life of the customer relationship. Such terms range from three to ten years. Product costs are also deferred and amortized over such period. The product revenues and related costs are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Revenues" and "Ratable Product Costs," respectively.

         The effect of the adoption of SAB 101 in 2000 was to increase income before extraordinary item by approximately $1,441,000 or $0.06 per share. SAB 101 has been adopted as the cumulative effect of a change in accounting principle, effective January 1, 2000. The cumulative effect of the change as of such date resulted in an increase to the net loss recognized in 2000 of approximately $5,206,000. This has been reported as "Cumulative effect of accounting change" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.


           Pro forma amounts assuming the new revenue recognition method is applied retroactively are as follows:


                                                                             1999                              1998
                                                                -----------------------------       ----------------------------
                                                                As Reported         Pro forma       As Reported       Pro forma
                                                                ------------       ----------       -----------      -----------

Loss before extraordinary item                                  $    (11,524)      $  (12,293)      $  (53,928)      $  (55,180)
Basic and diluted loss per share before extraordinary item      $      (0.46)      $    (0.49)      $    (2.17)      $    (2.22)

Net loss                                                        $    (11,524)      $  (12,293)      $  (35,061)      $  (36,313)
Basic and diluted net loss per share                            $      (0.46)      $    (0.49)      $    (1.41)      $    (1.46)

6.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

         The Company recognizes revenue under the provisions of SAB 101. Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the life of the estimated customer relationship. The Company has estimated such periods to range from three to ten years. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Sales arrangements for which revenues are deferred pursuant to SAB 101 relate primarily to the Company's sales of its mobile units to long-haul trucking customers.

         Under sales arrangements which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products, if terms of the sales arrangement gives the customer right of acceptance. Sales arrangements recognized under this method relate primarily to products delivered under the Service Vehicle Contract. Pending acceptance, mobile units shipped under the Contract are reflected in inventory as "equipment shipped not yet accepted."

         Service revenue generally commences upon product installation and is recognized ratably over the minimum service contract period as such services are provided.

         Prior to 2000, revenues from product sales and licensing of product software were generally recognized at the time the mobile units were shipped to customers unless the sales arrangement required specific product acceptance by the customer, in which case revenues were recognized upon the receipt by the Company of such acceptance. During 1998, the Company entered into the initial Service Vehicle Contract for delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. The earning process on the Contract was not complete until all of the additional features had been delivered and accepted by the customer. Accordingly, revenue was not recognized for the mobile units shipped in connection with the Contract during 1998. The earning process on the initial Service Vehicle Contract was completed during 1999, and revenue was recognized.

Deferred Product Costs

         The Company defers certain product costs (generally consisting of the direct cost of product sold, installation, activation and warranty) for its sales contracts determined to require deferral accounting under the provisions of SAB 101. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Costs." Such terms range from three to ten years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively.

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

         Pledged securities consisted of a portfolio of U. S. Government securities, including interest earned thereon, which provided funds sufficient to pay in full when due the interest payments on the Senior Notes through September 15, 2000. These securities were classified as held to maturity. Amortized cost of pledged securities approximated market; realized and unrealized gains and losses were not material.

         The carrying amount of cash and short-term investments, pledged securities, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         Accounts receivable generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts that may eventually become uncollectible and to provide for any disputed charges. During 2000 and 1999, one customer accounted for approximately 45% and 37%, respectively, of total revenues. During 1998, no customer accounted for more than 10% of total revenues.

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

Research and Development Costs

         The Company expenses research and development costs as incurred. During 2000, 1999 and 1998, the Company expensed $2,181,000, $1,241,000 and $2,286,000, respectively, in research and development costs for hardware and software that are reflected in "Engineering Expenses" in the Consolidated Statements of Operations. The 1998 amount is net of $324,000 of research and development expenditures reimbursed by a third party.

Software Development Costs

         Costs related to the research, design and development of computer software are charged to research and development expense as incurred. During 2000, 1999 and 1998, the Company expensed $1,419,000, $546,000 and

$1,236,000, respectively, in research and development costs that are reflected in "Engineering Expenses" in the Consolidated Statements of Operations. The 1998 amount is net of $284,000 of research and development expenditures reimbursed by a third party. Software development costs that meet the capitalization requirements of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," are capitalized. Software development costs are amortized using the straight-line method over 18 months or the estimated economic life of the product, whichever is less.

Advertising Costs

         Advertising costs are expensed as incurred. During 2000, 1999 and 1998, the Company expensed $962,000, $554,000 and $1,692,000, respectively, in advertising costs that are reflected in "Sales and Marketing Expenses" in the Consolidated Statements of Operations.

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

Earnings Per Share

         The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The Company's potentially dilutive securities, consisting of the Class B Common Stock, options and warrants, have been excluded from the weighted average number of shares outstanding since their effect would be anti-dilutive.

New Accounting Standards

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is required to be adopted effective January 1, 2001. Adoption of this Standard will have no effect on the Company as it currently operates.

Reclassifications

         The Company provides post-sale support and maintenance on the installed base of mobile units. Historically, revenues and cost of revenues related to support and maintenance activities have been reported as a component of "product revenues" and "cost of product revenues," respectively. The Company believes this activity directly relates to the realization of the recurring stream of "service revenue." Accordingly, in 2000, the Company has classified the revenues and cost of revenues related to support and maintenance activities with "service revenues" and "cost of service revenues," respectively. Amounts for prior years have been reclassified for consistent presentation.

         During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force -- Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires the presentation of amounts billed to customers for shipping and handling, and the related costs incurred for shipping and handling to be recognized as components of "Product Revenues" and "Cost of Product Revenues," respectively. Previously these amounts had been reflected "net" in "Operating Expenses." Amounts for prior years have been reclassified for consistent presentation.

7.       UNUSUAL ITEMS

         "Other Income" in 2000 primarily consists of the proceeds from the settlement of litigation, net of related expenses.

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

         During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. In 1999, the Company and the customer negotiated a settlement agreement, the terms of which included termination of the contract and the return of approximately 2,900 mobile units to the Company that had been installed by the customer. "Other Income" in 1999 includes a gain of approximately $800,000 related to this settlement.

         The remaining balance of "Other Income" in 1999 primarily consists of the proceeds from the settlement of litigation, net of related expenses.

         During 1999, the earning process was culminated and the Company recognized product revenues of $29.7 million on the mobile units delivered under the Service Vehicle Contract. Included in 1999 "Cost of Product Revenues" in the accompanying Consolidated Statements of Operations is a warranty provision of $3.5 million, that is the estimated cost to be incurred to remediate a defective subcomponent in the mobile units. The related liability is included in "Other Current Liabilities" in the accompanying Consolidated Balance Sheet at December 31, 1999.

8.       SEVERANCE AND AUTOLINK(R) TERMINATION COSTS

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

         The following is a summary of activity relating to Severance and AutoLink(R) termination costs payable:

 Balance at December 31, 1997                                                             $         --
               1998 Activity:
                           Accrued Severance and AutoLink termination costs               $  5,357,000
                           Cash payments for severance and contractual obligations          (2,895,000)
                           Asset write-offs                                                   (434,000)
                                                                                          ------------
 Balance at December 31, 1998                                                                2,028,000
               1999 Activity:
                           Cash payments for severance and contractual obligations          (1,839,000)
                           Restored to income                                                 (189,000)
                                                                                          ------------
 Balance at December 31, 1999                                                             $         --
                                                                                          ============

9.       CASH AND SHORT-TERM INVESTMENTS

         Cash and short-term investments consist of the following:

December 31,                                   2000              1999
                                            -----------      -----------

Cash and commercial paper                   $11,196,000      $ 2,533,000
Money market accounts                         9,445,000        2,634,000
                                            -----------      -----------
            Cash and cash equivalents        20,641,000        5,167,000
                                            -----------      -----------

Corporate notes and bonds                            --        3,065,000
State, Municipal and Agency securities               --        1,015,000
Commercial Paper                                     --        8,521,000
                                            -----------      -----------
            Short-term investments                   --       12,601,000
                                            -----------      -----------
Total cash and short-term investments       $20,641,000      $17,768,000
                                            ===========      ===========

10.      INVENTORIES

Inventories consist of the following:

December 31,                                  2000             1999
                                           -----------      -----------

Complete systems                           $ 3,240,000      $ 6,576,000
Component parts                              5,919,000        2,302,000
Equipment shipped not yet accepted           4,057,000          414,000
                                           -----------      -----------
                                           $13,216,000      $ 9,292,000
                                           ===========      ===========

11.      NETWORK, EQUIPMENT AND SOFTWARE

         Network, equipment and software consist of the following:


December 31,                                              2000               1999
                                                      ------------       ------------

Network service center                                $ 15,031,000       $ 14,945,000
Computers and office equipment                           7,308,000          6,026,000
Machinery and equipment                                  3,123,000          2,909,000
Software                                                 6,684,000          5,665,000
                                                      ------------       ------------
                                                        32,146,000         29,545,000
Less:  accumulated depreciation and amortization       (19,295,000)       (13,842,000)
                                                      ------------       ------------
                                                      $ 12,851,000       $ 15,703,000
                                                      ============       ============

         Total depreciation and amortization expense charged to operations during 2000, 1999 and 1998 was $5,455,000, $6,099,000 and $4,753,000,
respectively.

         As of December 31, 2000 and 1999, the unamortized portion of software costs was $2,144,000 and $2,314,000, respectively. Amortization of such costs charged to expense during 2000, 1999 and 1998 was $1,191,000, $1,487,000 and
$584,000, respectively.

12.      OTHER ASSETS

         Other assets consist primarily of debt issue costs related to the issuance of the Senior Notes, net of accumulated amortization. Such costs are amortized over the term of the related debt.

13.      OTHER CURRENT LIABILITIES

         Other current liabilities consist of the following:


December 31,                   2000            1999
                            ----------      ----------
Accrued warranty costs      $2,822,000      $4,482,000
Other                        6,004,000       4,875,000
                            ----------      ----------
                            $8,826,000      $9,357,000
                            ==========      ==========

14.      SENIOR NOTES PAYABLE

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock at $9.625 per share. Of the gross proceeds, $120,814,000 was allocated to the Senior Notes and $4,186,000 was allocated to the warrants. Interest is payable on the Senior Notes semi-annually on March 15 and September 15. The Company used a portion of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities that provided funds sufficient to pay in full when due the scheduled interest payments on the Senior Notes through September 15, 2000. This amount, including interest earned thereon, is reflected in the accompanying Consolidated Balance Sheets under the caption "Pledged Securities."

         The Indenture for the Senior Notes contains certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions. The Company was in compliance with all covenants at December 31, 2000. The Indenture does allow the Company to incur additional indebtedness in the event certain conditions are satisfied.

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

         In 1998, the Company purchased and subsequently retired $30,645,000 principal amount of its Senior Notes on the open market for $9,885,000 plus accrued interest thereon, resulting in a gain on extinguishment of debt of $18,867,000 after the write-off of associated debt discount and debt issuance costs. The gain is reported as an "Extraordinary Item" in the accompanying Consolidated Statements of Operations. Upon the retirement of the Senior Notes, the allocable portion of the Pledged Securities related thereto, in the amount of $8,063,000, was released to the Company.

         At December 31, 2000, the $94,355,000 of Senior Notes outstanding was recorded at the accreted value of $92,484,000. The Senior Notes have an effective interest rate of 14.1%.

         The fair value of the Senior Notes is less than their carrying amount at December 31, 2000 and 1999. The principal amount of the Senior Notes is $1,000 per individual Senior Note. The Senior Notes are publicly traded but purchases and sales of the Senior Notes are infrequent. At December 31, 2000, the market value per individual Senior Note approximated $400.


15.      INCOME TAXES

         The components of the Company's net deferred tax asset are as follows:


December 31,                                           2000               1999
                                                   ------------       ------------
Deferred tax assets
             Step-up of tax basis in assets        $  1,390,000       $  1,390,000
             Research and development credit            205,000            206,000
             Recapitalization costs                     167,000            158,000
             Deferred Revenue                         1,280,000                 --
             Allowance for doubtful accounts          2,484,000          2,576,000
             Accrued interest                           332,000            332,000
             Other accrued liabilities                1,360,000          1,827,000
             Inventory                                  408,000            283,000
             Net operating loss carryforwards        62,177,000         55,312,000
                                                   ------------       ------------
             Gross deferred tax assets               69,803,000         62,084,000
             Valuation allowance                    (67,256,000)       (60,405,000)
                                                   ------------       ------------
             Net deferred tax assets                  2,547,000          1,679,000
 Deferred tax liability
             Depreciation                            (2,160,000)        (1,100,000)
 Other                                                 (387,000)          (579,000)
                                                   ------------       ------------
 Net deferred tax asset                            $         --       $         --
                                                   ============       ============


         The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:


December 31,                                  2000               1999               1998
                                          ------------       ------------       ------------
Income tax at Federal statutory rate      $ (6,985,000)      $ (3,918,000)      $(11,921,000)
Net operating losses not benefited           6,851,000          3,904,000         11,860,000
Other                                          134,000             14,000             61,000
                                          ------------       ------------       ------------
            Income tax benefit            $         --       $         --       $         --
                                          ============       ============       ============

         At December 31, 2000, the Company had net operating loss carryforwards aggregating approximately $182.9 million that expire in various years between 2007 and 2020. Due to the issuance of certain notes payable during 1994, there was a change in ownership under the Internal Revenue Code, which limits the annual utilization of approximately $18.0 million of these carryforwards and will cause some amount of the carryforwards to expire unutilized. Any additional changes in ownership, including the pending equity and debt transactions, could also result in additional limitations of loss carryforwards.

16.      STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Conversion of Series D Preferred Stock to Series B Common Stock

         Southwestern Bell Wireless Holdings, Inc., now known as Cingular Wireless, a subsidiary of SBC Communications Inc., ("SBC") owned all of the outstanding shares of Series D Participating Convertible Preferred Stock ("Series D Preferred Stock").

         Pursuant to the purchase agreement by and between the Company as Issuer and SBC as Investor, dated September 27, 1996, certain events are triggered with respect to the Company's Series D Preferred Stock owned by SBC upon the occurrence of "Regulatory Relief." Effective July 11, 2000, SBC received final approval from the Federal Communications Commission to provide long distance service in the State of Texas, and, accordingly, "Regulatory Relief" occurred, as confirmed by SBC on September 18, 2000. As a result of the occurrence of "Regulatory Relief", the 1,000 shares of Series D Preferred Stock automatically converted into 1,000 shares of Class B Common Stock.

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

         SBC holds warrants that entitle SBC to purchase (i) 3,000,000 shares of Common Stock at an exercise price of $14.00 per share and (ii) 2,000,000 shares of Common Stock at an exercise price of $18.00 per share. The warrants will expire on September 27, 2001.

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


                                                    For the Year Ended December 31,
                                       --------------------------------------------------------
                                               2000              1999                 1998
                                       --------------       --------------       --------------
Net loss              As Reported      $  (20,545,000)      $  (11,524,000)      $  (35,061,000)
                      Pro Forma        $  (21,188,000)      $  (12,222,000)      $  (36,007,000)

Net loss per share    As Reported      $        (0.81)      $        (0.46)      $        (1.41)
                      Pro Forma        $        (0.84)      $        (0.49)      $        (1.45)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows:


                                For the Year Ended December 31,
                              -----------------------------------
                                 2000         1999       1998
                              ----------- ----------- -----------
Dividend                               --          --          --
Expected volatility                 92.31%      83.83%      59.83%
Risk free rate of return             5.89%       6.05%       4.96%
Expected life in years                6.0         6.0         4.9

          A summary of the status of the Company's Plan as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below:


                                                 2000                         1999                          1998
                                       -------------------------    -------------------------    -------------------------
                                                       Weighted                    Weighted                      Weighted
                                                       Average                      Average                       Average
                                                       Exercise                    Exercise                      Exercise
                                         Shares         Price         Shares         Price         Shares          Price
                                       ----------     ----------    ----------     ----------    ----------     ----------

Outstanding at beginning of year        1,707,319     $     1.36     1,946,590     $     3.50     2,157,309     $     7.82
Granted                                   319,500           1.51       790,242           1.60     1,481,490           1.34
Exercised                                (206,616)          1.23      (221,227)          1.19            --             --
Forfeited                                (165,582)          1.58      (808,286)          6.82    (1,692,209)          7.12
                                       ----------     ----------    ----------     ----------    ----------     ----------
Outstanding at end of year              1,654,621     $     1.38     1,707,319     $     1.36     1,946,590     $     3.50
                                       ==========     ==========    ==========     ==========    ==========     ==========
Options exercisable at end of year        765,945     $     1.32       560,376     $     1.29     1,056,676     $     5.12
                                       ==========     ==========    ==========     ==========    ==========     ==========

Weighted average fair value of
    options granted during the year                   $     1.18                   $     1.60                   $     0.74
                                                      ==========                   ==========                   ==========

         The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:


                                      Options Outstanding                           Options Exercisable
                         ------------------------------------------------------------------------------------
                          Number of     Weighted Average  Weighted Average      Number of    Weighted Average
Range of Option Price      Options       Remaining Life    Exercise Price        Options      Exercise Price
---------------------    ------------   ----------------  ----------------    ------------   ----------------
   $1.00 to $1.19             599,067             3.3       $       1.07           383,359     $       1.07
   $1.41 to $1.78             963,554             4.9               1.50           345,786             1.50
   $2.03 to $2.19              92,000             4.3               2.15            36,800             2.15
                         ------------    ------------       ------------      ------------     ------------

                            1,654,621             4.3       $       1.38           765,945     $       1.32
                         ============    ============       ============      ============     ============

         A director of the Company holds options granted outside of the Plan to purchase 3,798 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at December 31, 2000.

         Warrants for the purchase of 8,000 shares of common stock at a price of $5.63 per share were granted during 2000. All of these warrants are exercisable at December 31, 2000.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Plan to include a mandatory employer matching and made a matching contribution of $220,000. The Company did not make matching contributions to the Plan in either 1999 or 1998.

17.      COMMITMENTS AND CONTINGENCIES

Litigation

         The Company is involved in litigation matters that arise in the normal course of conducting its business. These matters are not considered to be of a material nature, nor are they expected to have a material effect on the financial position or results of operations of the Company.

Leases

         The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases were as follows as of December 31, 2000:

2001                                                   $ 1,422,000
2002                                                     1,376,000
2003                                                     1,279,000
2004                                                     1,297,000
2005                                                     1,186,000
Thereafter                                               2,977,000
                                                       -----------
                                                       $ 9,537,000
                                                       ===========


         During 2000, 1999 and 1998, total rent expense charged to operating expenses was approximately $1,322,000, $1,413,000 and $1,606,000, respectively.

18.      RELATED PARTY TRANSACTIONS

         During 2000, 1999 and 1998, the Company recognized total revenues from sales to member companies of one of the Company's shareholders, SBC Communications, Inc., of $47,713,000, $35,785,000, and $547,000, respectively.

         During 1998, the Company paid $1,105,000 for advertising services pursuant to an "Agency Agreement." The Agency Agreement was terminated effective December 31, 1998. A former officer of the Company was a principal stockholder and officer of the Agency until January 1, 1997, at which time his equity interest was sold. The former officer continued to participate in the revenues of the Agency until certain contractual obligations from the sale of the officer's equity interest in the Agency were discharged. The former officer resigned from the Company in December 1998.

         The Company leased office space from an affiliate of a stockholder until September 30, 1998. Total rent paid under this agreement during 1998 was approximately $729,000.

         The Company had a management consulting arrangement with a member of its Board of Directors. During 1998, the Company paid approximately $69,000 under this consulting arrangement, which amount includes reimbursed expenses.

19.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited quarterly results of operations for 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                           First            Second             Third            Fourth
                                                          Quarter           Quarter           Quarter           Quarter
                                                        -----------       -----------       -----------       -----------
2000
Total revenues                                          $    16,312       $    26,257       $    29,780       $    29,781
Gross profit                                                  5,944             8,955             9,461             7,097
Operating income (loss)                                      (1,793)              (27)              492            (3,583)
Loss before cumulative effect of accounting change           (4,466)           (3,003)           (2,588)           (5,282)
Cumulative effect of accounting change                       (5,206)               --                --                --
Net loss                                                     (9,672)           (3,003)           (2,588)           (5,282)
Loss per share:
         Before cumulative effect                       $     (0.18)      $     (0.12)      $     (0.10)      $     (0.21)
         Cumulative effect of accounting change         $     (0.20)               --                --                --
         Basic and diluted loss                         $     (0.38)      $     (0.12)      $     (0.10)      $     (0.21)
Weighted average shares outstanding                          25,189            25,322            25,327            25,327

1999
Total revenues                                          $    17,081       $    33,198       $    29,104       $    16,290
Gross profit                                                 10,660            11,945             5,467             6,125
Operating income (loss)                                       1,849             2,349            (3,991)           (3,061)
Net income (loss)                                               390               188            (6,156)           (5,946)
Income (loss) per share:
         Basic and diluted income (loss)                $      0.02       $      0.01       $     (0.25)      $     (0.24)
Weighted average shares outstanding
         Basic                                               24,993            24,981            24,987            25,015
         Diluted                                             25,444            25,308            24,987            25,015

 REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULES




To the Board of Directors and Stockholders of @Track Communications, Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of @Track Communications, Inc. (formerly HighwayMaster Communications, Inc.) and its subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholder's equity (deficit) for the years then ended, included in the Annual Report on Form 10-K, and have issued our report thereon dated February 22, 2001, which contains an explanatory paragraph with respect to the Company's ability to continue as a going concern. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts for years ended December 31, 2000 and 1999, is not a required part of the basic consolidated financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
February 22, 2001




To the Board of Directors and Stockholders of @Track Communications, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 16, 1999 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended December 31, 1998. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
February 16, 1999

                                                                     SCHEDULE II


                           @TRACK COMMUNICATIONS INC.
                        VALUATION AND QUALIFYING ACCOUNTS



                                                            Additions
                                          Balance at       Charged to
                                         Beginning of       Costs and                                           Balance at
            Description                     Period          Expenses         Deductions          Other        End of Period
-----------------------------------      ------------      -----------       -----------       -----------    -------------


Year ended December 31, 1998
    Allowance for doubtful accounts
        Accounts receivable                2,148,000        6,650,000           (38,000)          768,000        9,528,000
        Other receivable                     900,000               --          (900,000)               --               --
    Inventory reserves                     1,209,000          332,000          (234,000)               --        1,307,000
    Severance and AutoLink
         termination costs payable                --        5,357,000        (3,329,000)               --        2,028,000
    Valuation allowance against
        deferred tax asset                45,304,000       11,197,000                --                --       56,501,000

Year ended December 31, 1999
    Allowance for doubtful accounts
        Accounts receivable                9,528,000        4,294,000        (6,374,000)                         7,448,000
    Inventory reserves                     1,307,000          245,000          (719,000)               --          833,000
    Severance and AutoLink
         termination costs payable         2,028,000         (189,000)       (1,839,000)               --               --
    Valuation allowance against
        deferred tax asset                56,501,000        3,904,000                --                --       60,405,000

Year ended December 31, 2000
    Allowance for doubtful accounts
        Accounts receivable                7,448,000        1,477,000        (1,620,000)                         7,305,000
    Inventory reserves                       833,000          749,000          (383,000)               --        1,199,000
    Valuation allowance against
        deferred tax asset                60,405,000        6,851,000                --                --       67,256,000

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.1     -    Certificate of Incorporation of the Company, as amended.(1)(9)

  3.2     -    Amended and Restated By-Laws of the Company.(13)

  4.1     -    Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

  4.2     -    Warrant Certificate, dated September 27, 1996, issued to SBW.(7)

  4.3     -    Recapitalization Agreement, dated September 27, 1996, by and among the Company, the Erin Mills Stockholders, the Carlyle
               Stockholders and the other persons named therein.(7)

  4.4     -    Amended and Restated Stockholders Agreement, dated September 27,
               1996, by and among the Company, SBW, the Erin Mills Stockholders, the Carlyle Stockholders, the By-Word Stockholders and the other persons named therein.(7)

  4.5     -    Indenture dated September 23, 1997 by and among the Company,
               HighwayMaster Corporation and Texas Commerce Bank, National
               Association.(12)

  4.6     -    Pledge Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)


  4.7     -    Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co.
               Inc. and Smith Barney Inc.(12)

  4.8     -    Warrant Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

  4.9     -    Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith
               Barney, Inc.(12)

  10.1    -    License Agreement, dated April 23, 1992, by and between Voice
               Control Systems and the Company (as successor to By-Word
               Technologies, Inc.)(1)

  10.2    -    Second Amendment to Employment Agreement, dated September 1,
               1998, by and between HighwayMaster Corporation and William C.
               Saunders.(16)

  10.3    -    Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)

  10.4    -    Release of HighwayMaster Communications, Inc. and HighwayMaster
               Corporation by William C. Saunders, dated December 15, 1998.(16)

  10.5    -    Release of William C. Saunders by HighwayMaster Communications,
               Inc. and HighwayMaster Corporation, dated December 15, 1998.(16)

  10.6    -    Amended and Restated 1994 Stock Option Plan of the Company, dated
               February 4, 1994, as amended.(1)(5)(6)

  10.7    -    Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)

  10.8    -    Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal
               Communications Corporation.(1)(2)

  10.9    -    Stock Option Agreement, dated June 22, 1998, by and between the
               Company and John Stupka.(16)

  10.10   -    Services Agreement, dated March 20, 1996, between the Company and
               GTE-Mobile Communications Service Corporation.(3)(4)

  10.11   -    Acknowledgment by William C. Saunders dated December 15,
               1998.(16)

  10.12   -    Amendment dated November 16, 1995 to that certain Mobile
               Communications (Voice and Data) Services Agreement, dated as of
               July 15, 1993, between the Company and EDS Personal
               Communications Corporation.(3)(4)

  10.13   -    Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick.(16)

  10.14   -    Product Development Agreement, dated December 21, 1995, between
               HighwayMaster Corporation and IEX Corporation.(3)(4)

  10.15   -    Technical Services Agreement, dated September 27, 1996, between
               HighwayMaster Corporation and Southwestern Bell Wireless
               Holdings, Inc.(7)

  10.16   -    Letter Agreement, dated February 19, 1996, between HighwayMaster
               Corporation and IEX Corporation.(3)

  10.17   -    Form of Adoption Agreement, Regional Prototype Cash or Deferred
               Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co.,
               Inc., relating to the HighwayMaster Corporation 401(k) Plan.(1)

  10.18   -    February 27, 1997 Addendum to Original Employment Letter, dated
               September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere.(16)

  10.19   -    Software Transfer Agreement, dated April 25, 1997, between
               HighwayMaster Corporation and Burlington Motor Carriers,
               Inc.(9)(10)

  10.20   -    Employment Agreement, dated June 3, 1998, by and between
               HighwayMaster Corporation and Todd A. Felker.(16)

  10.21   -    Employment Agreement, dated June 3, 1998, by and between
               HighwayMaster Corporation and William McCausland.(16)

  10.22   -    Employment Agreement, dated May 29, 1998, by and between
               HighwayMaster Corporation and Jana Ahlfinger Bell.(14)


  10.23   -    Lease Agreement, dated March 20, 1998, between HighwayMaster
               Corporation and Cardinal Collins Tech Center, Inc.(15)

  10.24   -    First Amendment to Employment Agreement, dated September 15,
               1998, by and between HighwayMaster Corporation and Jana A.
               Bell.(16)

  10.25   -    Employment Agreement, dated November 24, 1998, by and between
               HighwayMaster Corporation and Michael Smith.(16)

  10.26   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               May 29, 1998 by and between the Company and Jana Ahlfinger
               Bell.(16)

  10.27   -    Stock Option Agreement, dated August 12, 1998, by and between the
               Company and Jana Ahlfinger Bell.(16)

  10.28   -    Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

  10.29   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               February 29, 1996, by and between the Company and William H.
               McCausland.(16)

  10.30   -    Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland.(16)

  10.31   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               April 25, 1997, by and between the Company and Robert LaMere.(16)

  10.32   -    September 18, 1998 Amended and Restated Stock Option Agreement of
               June 3, 1998, by and between the Company and Todd A. Felker.(16)

  10.33   -    Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(16)

  10.34   -    Stock Option Agreement, dated April 4, 1995, by and between the
               Company and Terry Parker.(16)

  10.35   -    Agreement No. 980427 between Southwestern Bell Telephone Company,
               Pacific Bell, Nevada Bell, Southern New England Telephone and
               HighwayMaster Corporation executed on January 13, 1999(17)(18)

  10.36   -    Administrative Carrier Agreement entered into between
               HighwayMaster Corporation and Southwestern Bell Mobile Systems,
               Inc. on March 30, 1999(17)(18)

  10.37   -    Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999(17)(18)

  10.38   -    Second Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunication Data Systems,
               Inc. on February 4, 1999(17)(18)

  10.39   -    Manufacturing and Equipment Purchase Agreement entered into between HighwayMaster Corporation and Wireless Link Corporation
               on March 9, 1999(17)(18)

  10.40   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999(17)(18)

  10.41   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999(17)(18)

  10.42   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 19, 1999(17)(18)

  10.43   -    Agreement entered into between HighwayMaster Corporation and
               Cellemetry LLC on January 7, 1999(17)(18)

  10.44   -    Stock Option Agreement dated June 24, 1999, by and between the
               Company and J. Raymond Bilbao(19)

  10.45   -    Stock Option Agreement dated June 24, 1999, by and between the
               Company and Marshall Lamm(19)

  10.46   -    Stock Option Agreement dated June 14, 1999, by and between the
               Company and Marc A. Bringman(19)

  10.47   -    Transition Agreement entered into between GTE Wireless Services
               Corporation and HighwayMaster Corporation on April 30,
               1999(19)(20)

  10.48   -    Fleet-on-Track Services Agreement entered into between GTE
               Telecommunications Services Incorporated and HighwayMaster
               Corporation on May 3, 1999(19)(20)

  10.49   -    Confidential Memorandum of Understanding entered into between
               Criticom International Corp. and HighwayMaster Corporation on
               April 16, 1999(19)(20)

  10.50   -    Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao(21)

  10.51   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker(21)

  10.52   -    Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm(21)

  10.53   -    Stock Option Agreement dated September 3, 1999, by and between the Company and William H. McCausland(21)

  10.54   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Pierre H. Parent(21)

  10.55   -    Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith(21)

  10.56   -    Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere(21)

  10.57   -    Stock Option Agreement dated September 3, 1999 by and between the
               Company and Stephen P. Tacke(21)

  10.58   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and W. Michael Smith.(22)

  10.59   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and J. Raymond Bilbao.(22)

  10.60   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Todd A. Felker.(22)

  10.61   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Marshall Lamm.(22)

  10.62   -    Employment Agreement, dated March 13, 2000, by and between the
               Company and Pierre Parent.(22)

  10.63   -    Limited Liability Company Agreement of HighwayMaster of Canada,
               LLC executed March 3, 2000.(22)

  10.64   -    Investor Relations Services Agreement, dated March 31, 2000, by and between the Company and N.D. Hamilton Associates, Inc.(22)

  10.65   -    Employment Agreement, dated May 31, 2000, by and between the
               Company and Jana A. Bell(24)

  10.66   -    Employment Agreement, dated June 6, 2000, by and between the
               Company and Robert W. LaMere(24)

  10.67   -    Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation(23)(24)

  10.68   -    Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(24)

  10.69   -    Special Customer Arrangement for MCI WORLDCOM On-Net Services
               dated October 23, 2000 by and between the Company and MCI
               WORLDCOM(25)(26)

  23.1    -    Consent of Arthur Andersen LLP(26)

  23.2    -    Consent of PricewaterhouseCoopers LLP(26)

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

(21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(23) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connec-tion with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(24) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(25) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on February 27, 2001.

(26)   Filed herewith.