Form 10-K/A
period 2000-12-31
AT TRACK COMMUNICATIONS INC
filed 2001-05-11
CIK 944400

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of the common equity held by non-affiliates of the Registrant as of May 9, 2001 was $5,788,743.*

     The number of shares outstanding of Registrant's Common Stock was 25,326,829 as of May 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

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

__________________

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at May 9, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                          @Track Communications, Inc.

                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 2000

                                     INDEX

                                                                           Page
                                                                           ----
PART I
     ITEM 1.     BUSINESS..................................................  1
     ITEM 2.     PROPERTIES................................................  20
     ITEM 3.     LEGAL PROCEEDINGS.........................................  20
     ITEM 4.     SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS........  20

PART II
     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.......................................  21
     ITEM 6.     SELECTED FINANCIAL DATA...................................  22
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.......................  24
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  28
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............  28
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.......................  28

PART III
     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........  28
     ITEM 11.    EXECUTIVE COMPENSATION....................................  32
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 and management............................................  41
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............  42

PART IV
     ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K...............................................  45

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.

HISTORICAL BACKGROUND

     @Track Communications, Inc., a Delaware Corporation, (the "Company" or "@Track") develops and implements mobile communications solutions for long-haul truck fleets, service vehicle fleets and other mobile-asset fleets, including integrated voice, data and position location services. The Company provides mobile communications services through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and 66 cellular carriers. The Company's communications network covers 98% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. See "Wireless Infrastructure" on page 6 for a more detailed description of A-side coverage. Call processing and related functions for the Company's network are provided through the Company's Network Services Center (the "NSC"). The Company holds 35 United States and 7 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

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

PRODUCTS AND SERVICES

     The Company's products and services can be classified into three major categories: truck fleet mobile communications, service-vehicle management and mobile asset tracking. Approximately 53% and 47% of the Company's total revenues were derived from the truck fleet mobile communications and service-vehicle management categories, respectively, during the year ended December 31, 2000. Revenues from the mobile asset tracking category were insignificant during 2000.

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

     @Track also possesses the capability to support the largest premier companies in this market such as Wal-Mart and Contract Freighters, Inc., with a solution implementation capability that allows for necessary customization that large customers require.

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

     As of December 31, 2000, the SBC Companies have purchased and installed approximately 34,000 Series 5005S mobile units. The Company currently anticipates installation of approximately 6,000 to 9,000 units during 2001. It is anticipated that approximately 39,000 to 43,000 HM5005S units will be activated on @Track's network following completion of the installation of the additional 6,000 to 9,000 HM5005S units for the SBC Companies.

Mobile Asset Tracking

     The Company entered the mobile-asset-tracking market in October 1999 with the introduction of its trailer-tracking product, TrackWare(TM). The new TrackWare product combines the technologies of GPS and control channel messaging to report location details and specific trailer events, such as connection and non-connection to a tractor, loaded/unloaded and door open/close status of a trailer. The TrackWare Remote Unit ("TrackWare Unit") comes equipped with a GPS satellite receiver, a Cellemetry-enabled cellular transceiver, microprocessor, antenna, battery and cables. It is pre-configured to report the data requested by the specific fleet customer and shipped ready for an approximately 30-minute installation. The term Cellemetry-enabled receiver refers to the analog wireless transceiver utilized by the Company's TrackWareTM product which utilizes the Cellemetry network owned and operated by Cellemetry LLC to send short data messages over the overhead control channel of the existing analog wireless infrastructure. The Company's analog wireless transceiver in its TrackWare unit utilizes the Cellemetry network via a Service Agreement with Cellemetry LLC which includes a license to use the Cellemetry technology. Cellemetry is a federally registered trademark of Cellemetry LLC.

     We believe that TrackWare offers the dry-van trailer market a cost effective, reliable way to track a fleet of trailers that may be in various locations all over the country and trucking companies now have a powerful tool available to them that we expect may increase the utilization of their trailers, resulting in lower trailer operation and management expenses and higher trailer revenue miles. A dry-van trailer is a transportation industry term of art referring to a type of trailer pulled by Class 8 over-the-road tractor (commonly referred to as 18-Wheelers) in which only dry goods are transported as opposed to perishable goods which require refrigeration. Refrigerated trailers are commonly referred to as Refers.

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

Competition

Truck mobile communications -

     Qualcomm, Inc. ranks number one in the truck mobile communications market with substantially greater than 50% of the market share. We believe that @Track and Aether Systems rank second and third in the marketplace with a market share of approximately 10% and 5%, respectively. Both Qualcomm and Aether Systems have significantly greater financial and other resources than the Company.

 .    Qualcomm - As Qualcomm launched its mobile communications product several years before @Track, Qualcomm was able to capture the number one position in the marketplace. Today, Qualcomm equipment is installed in 37 of the top 40 truckload carriers. Qualcomm continues to aggressively target and market to the transportation marketplace.

 .    Motient/Aether -Motient has been in the marketplace for several years using satellite and Ardis networks as a foundation for its products. Motient's MobileMax and Mobile Messaging Service were sold to Aether Systems in 2000. Aether is aggressively developing and implementing wireless solutions targeting the transportation and logistics industries.

 .    Terion -Terion's products and services utilize both digital cellular and FM radio transmission to send data. Terion products utilize 8-12 foot-high frequency towers distributed throughout the United States to transmit return data. As a very late entrant to this market, @Track believes Terion has several thousand units in operation.

 .    PeopleNet Communications, Inc.- PeopleNet offers an analog cellular-based solution that includes positioning, messaging and voice. Since PeopleNet has only recently entered this market, the Company believes that PeopleNet has added few long-haul customers to date.

Service Vehicle Management

     @Track believes that it possesses the largest single customer in the service vehicle category with the SBC Companies. The Company estimates that it will have approximately 39,000 to 43,000 units in service by mid 2001. The initial three year term of the service contract with the SBC Companies will expire on December 31, 2001. The Company anticipates that SBC will agree to execute a contract term extension to the SBC contract. The service vehicle marketplace is made up of a significant number of small competitors. @Track believes that it is uniquely positioned to become the dominant player in the industry given its national presence. However, there are other companies vying for leadership in this market that may possess the size and scalability necessary to present significant competition to @Track.

     @Track believes that its primary competitors include:

 .    Teletrac- Teletrac is currently managing the transition of customers from their private radio network to AT&T Wireless' proprietary Compact Digital Packet Data ("CDPD") network. The Company believes that Teletrac currently has approximately 3,200 customers representing 70,000 vehicles in trucking and service vehicles.

 .    @Road -@Road currently sells an Internet-based solution using AT&T
     Wireless' proprietary CDPD network. The Company believes that @Road has been aggressively marketing its product to the low end of the Automatic Vehicle Location ("AVL") segment. The Company believes that @Road has approximately 35,000 customers as of the end of 2000.

 .    Other Regional Competitors - There are numerous smaller regional companies vying for a local presence.

     A third party study of the service vehicle market conducted by the Strategis Group noted that this market consists of over 26 million vehicles and is currently less than 3% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 26 million vehicles, Teletrac, @Track and @Road would each have less than one-half of one percent of the market share.

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

     @Track believes that its primary competitors include:

 .    Qualcomm, Inc. - Qualcomm announced commercial launch into this market in
     January 2001. Qualcomm is currently testing an untethered tracking product with several of their current customers and recently announced the signing of its first contract with a large customer. We believe that the Qualcomm tracking product works with their in-cab product when the trailer is connected to the tractor and utilizes the Aeris.net terrestrial network when not connected. @Track believes that Qualcomm is aggressively targeting its existing customer base for sale of its tracking product in this market segment. Qualcomm has significantly greater financial resources than @Track.

 .    Terion - Terion is aggressively pursuing this marketplace. In January of
     2000, Terion introduced a mobile unit which utilizes the existing analog network to send data over a voice channel. @Track believes that using an analog cellular voice channel to send small amounts of data is more costly than alternative overhead control channel networks, such as Cellemetry.

 .    Airinc - Airinc initially targeted the refrigerated van market with a high-
     end product which utilized the Orbcomm LEO satellite constellation. The Company believes that Airinc is currently in the process of transitioning from the Orbcomm satellite product to a TMI satellite product. Airinc has recently expanded its focus to target the dry-van market segment.

 .    Vistar/Datacom - Vistar/Datacom, a subsidiary of Bell Mobility, utilizes the Motient satellite, which provides ubiquitous coverage across North America. Vistar/Datacom currently has a strong sensor suite which also supports the refrigerated van market.

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

     Series 5000 Mobile Units. These units use circuit-switched analog cellular technology for transmitting location, as well as information, to the Company's Network Services Center ("NSC"). The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

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

     Increased demand for wireless service is driving investment in wireless networks and improving service coverage. According to a report issued by the Cellular Telephone Industry Association ("CTIA"), cumulative capital investment within the wireless industry has reached $76.6 billion as of June 2000, up from approximately $66.8 billion in June 1999. The CTIA report further indicated that the total number of cellular tower sites increased to 95,733 in June 2000, up from 74,157 in June 1999 and that total wireless customers reached more than 97 million in June 2000.

     A number of cellular carriers are in the process of upgrading from existing analog cellular systems to enhanced systems utilizing digital technology. However, the Company believes that the large number of analog telephones already owned by cellular subscribers will ensure that cellular telephone operators continue to offer services to existing analog users concurrently with digital users over an extended phase-in period that exceeds the expected useful life of the current analog Mobile Units. See the "Risk Factors" on page 12.

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

     Wireless Carriers. The Company has established a network for the United States that offers mobile communication coverage in 98% of the available wireless service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with 66 wireless carriers, including all the regional Bell operating companies, AT&T Wireless Inc. and Rogers Cantel, Inc., in 706 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 75% of United States wireless coverage regions. In most cases, current terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 30-day notice prior to the end of the term. The Company has recently executed new contracts with certain of its wireless carriers that are substantially similar to the existing contracts except that they provide for an initial three-year term. The Company's agreements with wireless carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's protocol. Although the Company's protocol has been effective in preventing fraud to date, there can be no assurance that this will be the case in the future. See "Risk Factor" on page 15.

     Certain of the Company's contracts with wireless carriers only permit the Company to utilize their cellular networks to provide mobile communications services to vehicles engaged in long-haul transportation and certain recreational uses so long as such vehicles travel outside of their home areas for specified periods of time.

     GTE-TSI. GTE-TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. See "Risk Factor" on page 13.

     Tekelec. Tekelec, formerly IEX Corp., designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. The Company currently has a three-year software maintenance and support agreement with Tekelec that expires on December 31, 2003. See Risk Factor" on page 11.

     Southwestern Bell Mobile Systems, Inc. On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc. ("SBMS") executed an Administrative Carrier Agreement with an initial term of three years that automatically renews for five additional consecutive one-year terms under which SBMS provides to the Company clearinghouse services and cellular service previously provided by GTE Wireless.

     Alarm Monitoring Services. On May 25, 2000, the Company and Criticom International Corporation entered into a Monitoring Services Agreement with an initial term of three years that automatically renews for successive two-year terms pursuant to which CIC provides certain panic alarm monitoring services for the Company in connection with the Company's obligations to the SBC Companies. See "Risk Factor" on page 11.

     Key Suppliers. The Company does not manufacture or assemble its products. The Company has an agreement with K-Tec Electronics Corporation ("K-Tec") for the assembly of the Mobile Units and TrackWare(TM) Units. Because the Company is dependent on a single supplier to manufacture and assemble the Mobile Units and the TrackWare(TM) Units, the possibility exists that problems experienced by the supplier could adversely affect the Company. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. See "Risk Factor" on page 13.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company has obtained 35 United States Patents and 7 foreign patents and has applied for additional United States and foreign patents. In general, the Company's existing patents cover the Company's innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of the Company's products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See "Risk Factor" on page 19.

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

     If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC-mandated universal service fund contribution. However, based on a conservative interpretation, the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms. See "Risk Factor" on page 16.

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

Risk Factors

Forward-Looking Statements.

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. In some cases, you can identify these forward-looking statements by words such as, "anticipate," "believe," "estimate," "expect," "may," "could," "intend," "predict," "potential" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this risk factor section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

The Company has operated at a significant loss in recent periods and we anticipate that such losses will continue in the near future.

     The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $58.3 million at December 31, 2000. Beginning March 15, 2001, the Company is obligated to begin paying substantial semi-annual cash interest payments on its 13.75% Senior Notes due 2005 (the "Senior Notes") which were issued in September 1997. We expect such losses to continue for the foreseeable future, and we may not ever achieve profitability. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. While the Company currently believes it will have the cash resources available to make the March 15, 2001 interest payment, the Company predicts that it may not be able to meet the following interest payment which is due on September 15, 2001 unless the contemplated transactions with Minorplanet Systems and the holders of the Company's Senior Notes as described in Note 2 to the Consolidated Financial Statements are completed prior to that date.

The Company's independent auditors, Arthur Andersen, have raised substantial doubt concerning the Company's ability to continue as a going concern, which could inhibit the Company's ability to raise additional, needed funding.

     In its report on the Company's financial statements for the year ended December 31, 2000, Arthur Andersen, the Company's independent auditor, raised substantial doubt concerning the ability of the Company to continue as a going concern. The Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology, and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments. If the Company fails to successfully alleviate the factors causing the issuance of the going concern opinion, the opinion and the factors underlying the opinion will make it more difficult to obtain additional, needed financing, which might result in a material adverse effect on our business, financial condition and the results of operations. Additionally, the going concern opinion could deter suppliers from entering into agreements with the Company due to the Company's financial uncertainty relating to the going concern opinion. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon:

 .    the ongoing support of its stockholders, creditors and certain key customers;

 .    the completion of the contemplated equity and debt transactions with
     Minorplanet Systems and the Company's Senior Noteholders (or the closing of similar debt or equity transactions); and/or

 .    its ability to successfully develop and market its tracking products and technology at a reasonable cost in the highly competitive and rapidly changing telecommunications industry.

There is no assurance that the Company will be able to successfully complete the pending equity and debt transactions or take the other actions that may be necessary for the Company to continue as a going concern.

The Indenture restrictions place many burdens on the Company's ability to take certain actions, including the ability to issue new debt.

     The Indenture imposes significant operating and financial limitations on the Company. Such limitations will affect, and in many respects significantly restrict or prohibit, among other things, the ability of the Company to pay dividends, make investments and incur additional indebtedness. These restrictions, in combination with the Company's substantial leverage, could limit the ability of the Company to effect future financings or otherwise restrict the nature and scope of its activities. The degree to which the Company is leveraged could have important consequences to Company's stockholders and to the holders of the Senior Notes, including:

 .    the impairment of the Company's ability to obtain additional financing in the future;

 .    the reduction of funds available to the Company for its operations or for capital expenditures as a result of the dedication of a substantial portion of the Company's net cash flow from operations to the payment of principal and interest on the Senior Notes;

 .    the possibility of an event of default under covenants contained in the
     Indenture, which could have a material adverse effect on the business, financial condition and results of operations of the Company;

 .    the placement of the Company at a relative competitive disadvantage as compared to competitors who are not as highly leveraged as the Company; and

 .    vulnerability in the event of a downturn in general economic conditions or its business because of the Company's reduced financial flexibility.

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

A natural disaster could significantly hinder the delivery of the Company's services to its customers due to the lack of an effective remote back-up communications system.

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

If the Company's sole provider of software maintenance and support for the Company's NSC becomes unable to provide such services, the Company's future business and financial condition could be adversely affected.

     The Company operates and maintains the NSC that was previously operated and maintained by Tekelec. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. Although the Company has successfully hired the former Tekelec switch technicians, such former Tekelec switch technicians have since left the employment of the Company. Thus, the Company currently has limited internal abilities to provide software maintenance and support for the NSC and must rely primarily on the third party services provided by Tekelec pursuant to a three year term software maintenance and support agreement entered into by the Company with Tekelec on December 28, 2000. If the Company is unable to renew the software maintenance and support agreement with Tekelec, and any significant performance or other operational problems occur with the NSC, the Company may be unable to resolve such issues and such failure may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Infrastructure and Operations."

If the SBC Companies fail to provide purchase orders for additional units in 2001, the Company's revenues could significantly decrease.

     In August 1998, the SBC Companies entered into a one-year agreement for the purchase of Series 5005S mobile units and accompanying support and network management services that was extended to a three-year term in January 1999 (the "SBC Contract"). The SBC Contract's minimum three-year term expires on December 31, 2001. As of December 31, 2000, the SBC Companies have purchased and installed approximately 34,000 Series 5005S Mobile Units pursuant to the SBC Contract. In February 2000, the Company announced that Ameritech and other SBC Companies had selected the Company to provide an additional 28,000 HighwayMaster Series 5005S mobile units pursuant to the SBC Contract. The Company expects to install approximately 6,000 to 9,000 additional Series 5005S mobile units to complete implementation of the SBC Contract in 2001. Upon completion of this installation, the Company will have installed approximately 39,000 to 43,000 Series 5005S mobile units for the SBC Companies. However, until the Company receives purchase orders from SBC for these additional 6,000 to 9,000 units, there can be no assurances that SBC will actually place such orders in 2001. The failure of SBC to place orders for the additional 6,000 to 9,000 units in 2001 could cause revenues to significantly decrease and have a material adverse effect on the Company's business, financial condition and results of operations.

If the Company's provider of alarm-monitoring services becomes unable to provide such services in support of the Company's SBC Contract, the Company's costs to obtain this service could increase, or the Company may be forced to expend funds to develop this service itself.

     The Company relies on CIC to provide certain alarm monitoring services to the SBC Companies as required by the SBC Contract. The contract has an initial term of three years and automatically renews for successive two year terms unless terminated by either party on 120 days notice. While the Company has no reason to believe that this contract will not be renewed by CIC, it is possible that CIC could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew its Monitoring Services Agreement with CIC or renew it with rates similar to the current rates paid by the Company under the contract, the Company may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company has limited resources, it may be unable to develop its own monitoring services center. This could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on cellular service agreements to deliver its vehicle tracking services that have fairly short terms, and the failure by the Company to renew or replace these agreements as they expire could increase the cost to the Company of delivering its services.

     The Company utilizes the existing cellular telephone infrastructure, with certain enhancements, as the wireless segment of the @Track network. In most cases, current terms of contracts between the Company and each of its cellular carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30 days notice prior to the end of the term. The Company has executed new contracts with certain of its cellular carriers that are substantially similar to the existing contracts, except that they provide for an initial three-year term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual cellular carriers. If the Company is unable to renew or replace its contracts with cellular carriers at competitive rates, the Company may be forced to absorb the costs of increased cellular air time rates, or increase rates to customers where allowed by individual contracts. In general, a failure on the part of the Company to renew or replace its contracts with cellular carriers at rates similar to those charged to its competitors could have a material adverse effect on its business, financial condition and results of operations.

Changes in the infrastructure of cellular technology could force the Company to expend significant sums of money to maintain the compatibility of the @Track network.

     The @Track network relies on continued technical compatibility among its cellular service providers. Currently, cellular carriers utilize analog technology, with digital technology offered in addition to analog in various service areas. If, in the future, cellular carriers discontinue all service to analog telephones, the Company would be required to dedicate financial resources and engineering staff to integrate a digital cellular telephone transceiver into its products. Although cellular providers have historically cooperated to maintain technical compatibility between markets, if substantial changes to the methods of interconnection utilized by cellular carriers occur, such as a discontinuance of the existing out-of-area call clearing system or a decision by cellular carriers to eliminate analog service and employ several diverse digital technologies rather than a common digital technology, the Company may be required to undertake costly system redesign or may encounter difficulty in providing nationwide coverage. Also, as the Company does not have the same level of financial resources as its competitors it may face greater difficulty than its competitors in implementing required changes. Also, since the Company relies more heavily on the analog wireless network than its primary competitor who utilizes satellite technology, the Company would be materially affected by degradation in the analog wireless system or sharp increases in wholesale analog rates while such competitor would remain unaffected by such changes. See "Business-Infrastructure and Operations."

Increases in the wholesale rates for analog wireless minutes could reduce or eliminate the Company's service margin.

     Currently, the national wireless carriers are increasingly converting their networks to support more digital subscribers versus analog subscribers resulting in degradation of analog services. As the customer bases of the wireless carriers convert to mostly digital subscribers, such carriers will expend less resources to maintain their analog networks converting the majority of the available channels in their switches from analog to digital. Currently, wireless carriers no longer allow new subscriptions for analog customers and the majority of their customer bases are digital service subscribers. In an effort to encourage existing subscribers to convert to digital services, wireless carriers continue to maintain and/or increase prices for analog services while digital rates continue to decline due to competition. With the digital rates continuing to decline, the Company's customers expect to be charged lower wireless rates for the Company's services. However, it is probable that the rates at which the Company purchases analog wireless minutes for sale to its customers will not decrease but will increase. Thus, based upon the customer's expectation of lower retail rates, the Company will not be able to increase the retail rates it charges to its customers for analog wireless service while the wholesale rates at which the Company purchases the analog wireless service for provision to its customers may increase, reducing the Company service margin. This potential reduction in the Company's service margin could have a material effect on its business, financial condition and results of operations.

As the Company heavily relies on GTE-TSI to provide essential clearinghouse services, its inability to renew its agreements with GTE-TSI could force the Company to make costly design changes to the @Track network.

     GTE-TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with GTE-TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term of three years that began on May 3, 1999. The Company is guaranteed the right to renew the contract for up to 10 one-year periods beyond the initial term, at a reasonable rate to be determined by GTE-TSI. However, GTE-TSI retains the right to increase the rates at time of renewal.

     If the Company is unable to renew its agreements with GTE-TSI upon reasonable commercial rates, the Company's service margins may be substantially reduced by higher wholesale rates paid for the GTE-TSI services. Also, if the new rates charged by GTE-TSI are not commercially reasonable, the Company may be required to make substantial and costly design changes to the @Track network in order to ensure continued availability of the Company's services. Because of the unique position of GTE-TSI as industry-wide clearinghouses and the difficulty associated with their replacement, there can be no assurance that full functionality of the @Track system could be maintained if such a redesign were necessary.

As the Company relies on Southwestern Bell Mobile Systems, Inc. (SBMS) for various cellular clearinghouse services, its inability to renew its agreement with SBMS could significantly increase the Company's cost of obtaining this necessary service.

     On March 30, 1999, the Company and SBMS executed an Administrative Carrier Agreement whereby SBMS provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. While the Company has no reason to believe that SBMS will not renew the Agreement, it is possible that SBMS will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercial reasonable rate increases, the Company's service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. SBMS also provides the Company's customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three year term with automatic renewal for successive one year terms unless either party provides a minimum of 90 days written notice of intent to terminate. See "Business -- Infrastructure and Operations."

The Company relies on a single supplier for several of its key products, and problems with this supplier could significantly increase the Company's costs in delivering its products and services.

     The Company does not manufacture or assemble its products. Because the Company is dependent on a single supplier to manufacture and assemble each of the Mobile Units and the TrackWare Units, the possibility exists that problems experienced by such suppliers could adversely affect the Company. The Company has an agreement with K-TEC for the assembly of the Mobile Units and TrackWare Units. Additionally, the Company subcontracts for the manufacture of various components for the Mobile Units from various suppliers. All transceivers for the Mobile Units are manufactured by Motorola, and the Company believes that there is a limited number of suppliers who are capable of manufacturing transceivers that meet the Company's requirements. In general, the failure to maintain or establish satisfactory arrangements for the production and assembly of Mobile Units or the TrackWare Units could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is effectively controlled by several stockholders who influence most major decisions of the Company.

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

     The Amended Stockholders' Agreement contains provisions relating to, among other things, the election of members of the Company's Board of Directors. In particular, this agreement provides that the parties will take all action (including the voting of shares of Common Stock owned by them) necessary to ensure that the Board of Directors of the Company consists of: (i) two directors designated by the Erin Mills Stockholders; (ii) one director designated by Cingular Wireless; and (iii) two independent directors. At this time, the Erin Mills Stockholders have designated Gerry C. Quinn and Stephen L. Greaves to serve as directors. Cingular Wireless has informed the Company that it will not exercise its right to designate a director at this time.

     If the pending debt and equity transactions with Minorplanet Systems and the Senior Noteholders are completed, these stockholders will be substantially diluted and will no longer control the Company. The completion of these transactions will result in a change in control of the Company, with Minorplanet Systems becoming the majority stockholder of the Company. Minorplanet Systems will then control the election of all of the Company's directors and other matters submitted to a vote of the Company's stockholders, including mergers and other extraordinary corporate transactions, if it chooses to do so.

The right of the Company's Senior Noteholders to have their Senior Notes repurchased in the event of a change of control may discourage potentially beneficial mergers, tender offers or takeovers.

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

The Company faces intense competition in the mobile-asset tracking industry.

     The Company faces intense competition from numerous other suppliers of mobile communications services. Currently, the Company's primary competitors in the long-haul trucking market offer data-only, two-way communications via satellite. Other companies that compete, or are planning to compete, with the Company in its target markets also offer or plan to offer satellite-based voice and data communication systems. The primary advantage of satellite-based communication over the Company's cellular-based system is that satellite coverage is available in certain remote areas and foreign countries that have not developed cellular networks, enabling data transmissions in areas not served by cellular systems. In addition, satellite-based communication systems generally utilize a less complicated infrastructure than the Company's network and may be able to make updates and changes to their system more quickly than the Company.

     Certain of the Company's competitors, including Qualcomm and Aether Systems, have significantly greater name recognition, financial and other resources than the Company. Among other things, it appears that certain of these resources have been or are being used by Qualcomm and other competitors of the Company to subsidize initial hardware purchases and provide extended periods of free services in an attempt to achieve rapid penetration of certain of the Company's target markets. See "Business -- Competition." In addition, the passage of the Telecommunications Act of 1996 relaxes certain regulatory barriers and encourages competition in virtually every arena of communications. While the exact effect of the new regulations promulgated under this law is unknown at this time due to the relative freshness of these rules, the relaxing of these barriers may make competition even most intense for the Company and its suppliers.

The technology in the wireless communications industry is constantly and rapidly changing, and the Company's failure to adapt to these changes may have a material adverse effect on the Company.

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

Changes in industry-specific government regulations could require the Company to materially increase its expenses to pay fees.

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

     The Company believes that the services it provides to its customers in connection with the Mobile Units and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large, but offered to a specific group of users, which also exempts the Company from FCC and state regulation. The Company relies on its long-distance providers and wireless providers to comply with any regulatory requirements. The reclassification of the Company's services as telecommunications services could force the Company to expend substantial time, money and resources to come into compliance with these regulations, and could thereby have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many of the Company's competitors already comply with the regulatory requirements, and would therefore be less effected by regulatory changes that would force the Company to comply with regulations it is now exempt from.

If the Company's services are deemed to be certain telecommunication services due to FCC and other state regulations, the Company would have to begin paying into state and federal universal service contribution funds.

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

The Company depends heavily on its key personnel, and the loss of one or more of these individuals could have a material adverse effect on the Company.

     The Company is dependent on the efforts of:

 .    Jana Bell, President and Chief Executive Officer;

 .    Michael Smith, Executive Vice President and Chief Financial Officer;

 .    Todd Felker, Senior Vice President - Sales & Marketing;

 .    Marshall Lamm, Senior Vice President - Operations;

 .    Robert LaMere, Senior Vice President Transportation Systems;

 .    J. Raymond Bilbao, General Counsel and Secretary; and

 .    a group of employees with technical knowledge regarding the Company's systems.

     The Company had one year term employment agreements with Ms. Bell, and Messrs. Smith, Felker, Lamm, LaMere and Bilbao. The initial one year term of these employment agreements expired on December 31, 2000. These employment agreements are currently on a month-to-month basis and can be terminated by either the Company or the employee upon 30 days written notice. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

The Company's current business plan contemplates significant expansion, which the Company may be unable to manage.

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

Most of the Company's sales are derived from a few customers, the loss of one or more of which could significantly reduce the Company's sales and revenue.

     The SBC Companies, Wal-Mart Stores East, Inc. and its affiliated companies, and Contract Freighters, Inc. collectively account for approximately 63% of the Company's installed base of mobile units as of December 31, 2000. The initial term of the Company's contract with the SBC Companies expires on December 31, 2001 while the initial term of the Company's contract with Wal-Mart expired on April 6, 2001. The initial term of the Company's contract with Contract Freighters, Inc. expires on December 31, 2001. While the Company expects to renew such contracts, there can be no assurances that the Company will be able to renew such contract on commercially reasonable terms or at all. The loss of any of these customers, or any event, occurrence or development which adversely affects the relationship between the Company and any of these customers, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

Substantial product liability claims could have a material adverse effect on the Company by creating additional costs to the Company to pay and/or settle these claims.

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

You should not expect to receive dividends from the Company in the near future.

     The Company has never paid cash dividends on its Common Stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

If more shares of the Company's Common Stock become freely tradable, the Company's stock price could be suppressed for a substantial period of time.

     At December 31, 2000, the Company had 25,326,829 shares of Common Stock outstanding, of which approximately 15,111,994 shares of Common Stock are freely tradable without restrictions or further registration under the Securities Act. The remaining shares are deemed "control securities" within the meaning of the Securities Act as a result of the issuance thereof in private transactions prior to the Company's initial public offering in June 1995 and pursuant to the Recapitalization Agreement entered into at the time of the CW transaction. These "restricted securities" may be publicly sold only if registered under the Securities Act or sold in accordance with an applicable exemption from registration, such as those provided by Rules 144 and 144A promulgated under the Securities Act.

     The Erin Mills Stockholders received registration rights under the Amended Stockholders' Agreement to register 1,818,018 shares of Common Stock issued to them pursuant to the 1996 Recapitalization Agreement. The Erin Mills Stockholders have waived the right to cause the Company to register such shares, although they have reserved the right to revoke such waiver at any time. The Carlyle Stockholders received similar registration rights and subsequently offered all 2,723,468 shares beneficially owned by them to the public under the warrant registration statement filed on September 18, 1998. During 2000, none of the Company's Common Stock held by the Carlyle Stockholders' was purchased pursuant to the offering. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

     If the pending debt and equity transactions with Minorplanet Systems and the Senior Noteholders are consummated, then Minorplanet Systems and the Senior Noteholders will acquire large amounts of stock that will be registered for resale after the closing of that transaction. While the Senior Noteholders will be subject to some contractual lock-up restrictions that lapse over time, these shares will generally be freely tradable once the registration statement relating to the resale of these shares becomes effective. The sale of a substantial number of shares of Common Stock or the availability of a substantial number of shares for sale may adversely affect the market price of the Common Stock and could also impair the Company's ability to raise additional capital through the sale of its equity securities.

The Company's Common Stock is at risk of being delisted from the Nasdaq SmallCap Market, and such delisting could make it difficult for the Company to raise additional capital and to attract and retain customers and suppliers.

     On December 6, 2000, The Nasdaq Stock Market, Inc. ("Nasdaq") informed the Company that it was no longer in compliance with the net tangible asset/market capitalization/net income requirement for continued listing on the Nasdaq SmallCap Market as set forth in Marketplace Rule 4310(c)(2)(B).

     The Company received a written determination from the Nasdaq Listing Qualifications Hearings Panel (the "Panel") determining that the Company's securities shall be allowed to remain listed on The Nasdaq SmallCap Market provided that the Company satisfy the following conditions:

     (a)  On or before February 23, 2001, the Company must:

          (1) provide documentation to Nasdaq evidencing that it has executed Definitive Documents with Minorplanet and Mackay Shields;

          (2) file a Preliminary Proxy Statement with the SEC and Nasdaq including proposals to obtain shareholder approval for: (i) the Minorplanet transaction; (ii) the conversion of the Senior Notes held by Mackay Shields; and (iii) a reverse stock split;

     (b)  On or before April 23, 2001, the Company must:

          (1) provide documentation to Nasdaq that the Minorplanet and Mackay Shields transactions have been consummated; and

          (2) make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $12 million. The filing must contain a balance sheet no older than 45 days, with proforma adjustments for any significant events or transactions occurring on or before the filing date.

     Nasdaq subsequently extended the February 23 deadlines until February 27. We have met the February 27, 2001 deadline requirements. In issuing this letter, Nasdaq also informed us that our trading symbol changed from ATRK to ATRKC to evidence our conditional listing. On March 5, 2001, Nasdaq sent us another letter which added the additional condition that the closing bid price of our common stock must be over $1.00 for a period of 10 consecutive days by May 29, 2001. We believe that the pending equity and debt transactions will allow us to satisfy all of the conditions imposed by Nasdaq to maintain our listing. However, because these transactions are still subject to certain closing conditions, we can not assure you that these transactions will be completed. On April 4, 2001, the Company filed a request for extension of the April 23, 2001 deadlines and the May 29, 2001 deadlines. The April 23, 2001 and May 29, 2001 deadlines have been extended until July 2, 2001. If the Company's common stock is delisted, it is probable that the pending equity and debt transactions with Minorplanet Systems and the Senior Noteholders will not occur. The failure to close these transactions will make it difficult to obtain additional needed capital to fund the Company's business and technology plans, as the Company currently has no alternative financing plans under consideration. Further, the Company believes that it will become significantly more difficult to attract and retain customers. However, there can be no guarantee that these transactions will be closed, or that the above requirements will be met, by the July 2, 2001 deadline.

The price of the Company's common stock is volatile.

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

The Company may not be able to adequately protect its patents and other proprietary technology, and its rights may be challenged by others.

     The Company's services are highly dependent upon its technology and the scope and limitations of its proprietary rights therein. In order to protect its technology, the Company relies on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements, and other similar arrangements. If the Company's assertion of proprietary rights is held to be invalid or if another party's use of the Company's technology were to occur to any substantial degree, the Company's business, financial condition and results of operations could be materially adversely affected.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM". The Company's securities were originally listed under the symbol "ATRK," but currently trade under the symbol "ATRKC," reflecting the Company's conditional listing status. The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                         BID PRICES
                                                     HIGH          LOW
                                                     ----          ---
          1999
          First Quarter                             $ 2.19        $1.22
          Second Quarter                            $ 1.88        $1.25
          Third Quarter                             $ 1.66        $1.06
          Fourth Quarter                            $ 2.94        $1.31

          2000
          First Quarter                             $11.80        $0.03
          Second Quarter                            $ 6.00        $1.72
          Third Quarter                             $ 2.41        $0.75
          Fourth Quarter                            $ 1.69        $0.03

     There were 120 registered holders of common stock and 3600 broker/dealers who beneficially hold common stock on behalf of shareholders as of May 9, 2001. The last sales price for the Company's Common Stock as reported on May 9, 2001 was $0.43. The Company did not pay dividends on its Common Stock for the year ended December 31, 2000 and has no plans to do so in the foreseeable future.

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


Year ended December 31,                                   2000           1999           1998           1997           1996
                                                       ----------     ----------     ----------     ----------     ----------
                                                                 (In thousands, except per share and operating data)
Statement of Operations Data

Revenue:
  Product                                              $   41,971     $   43,018     $   16,950     $   27,187     $   14,645
  Ratable product                                          12,093              -              -              -              -
  Service                                                  48,066         52,655         46,463         27,445         16,056
                                                       ----------     ----------     ----------     ----------     ----------
     Total revenues                                       102,130         95,673         63,413         54,632         30,701
                                                       ----------     ----------     ----------     ----------     ----------
Cost of revenues:
  Product                                                  30,031         34,752         13,222         22,133         15,099
  Ratable product                                          10,006              -              -              -              -
  Service                                                  30,636         26,724         32,419         21,397         11,489
  Writedown of inventory                                        -              -              -              -          1,943
                                                       ----------     ----------     ----------     ----------     ----------
     Total cost of revenues                                70,673         61,476         45,641         43,530         28,531
                                                       ----------     ----------     ----------     ----------     ----------
Gross profit                                               31,457         34,197         17,772         11,102          2,170
                                                       ----------     ----------     ----------     ----------     ----------
Expenses:
  General and administrative                               12,478         14,706         22,875         11,872          7,997
  Customer service                                          7,146          7,770         10,604         11,493          8,089
  Sales and marketing                                       4,980          4,091          7,372          7,723          9,139
  Engineering                                               4,345          2,685          5,399          4,604          3,487
  Network services center                                   1,512          1,437          1,992          1,416            607
  Severance and AutoLink termination costs                      -           (189)         5,357              -              -
  Depreciation and amortization                             5,907          6,551          5,829          2,684          1,482
                                                       ----------     ----------     ----------     ----------     ----------
                                                           36,368         37,051         59,428         39,792         30,801
                                                       ----------     ----------     ----------     ----------     ----------

     Operating loss                                        (4,911)        (2,854)       (41,656)       (28,690)       (28,631)

Interest income                                             1,371          2,037          4,827          2,500            809
Interest expense                                          (13,368)       (13,422)       (17,099)        (4,857)        (1,691)
Other income (expense)                                      1,569          2,715              -              -           (230)
                                                       ----------     ----------     ----------     ----------     ----------
     Loss before income taxes, extraordinary item
       and cumulative effect of accounting change         (15,339)       (11,524)       (53,928)       (31,047)       (29,743)
Income tax provision                                            -              -              -              -              -
                                                       ----------     ----------     ----------     ----------     ----------
     Loss before extraordinary item and
       cumulative effect of accounting change             (15,339)       (11,524)       (53,928)       (31,047)       (29,743)
Extraordinary item                                              -              -         18,867              -           (317)
Cumulative effect of accounting change                     (5,206)             -              -              -              -
                                                       ----------     ----------     ----------     ----------     ----------
     Net loss                                          $  (20,545)    $  (11,524)    $  (35,061)    $  (31,047)    $  (30,060)
                                                       ==========     ==========     ==========     ==========     ==========
Basic and diluted loss per share:
     Loss before extraordinary item and cumulative
       effect of accounting change                     $    (0.61)    $    (0.46)    $    (2.17)    $    (1.25)    $    (1.39)
     Extraordinary item                                         -              -           0.76              -          (0.01)
     Cumulative effect of accounting change                 (0.20)             -              -              -              -
                                                       ----------     ----------     ----------     ----------     ----------
     Net loss                                          $    (0.81)    $    (0.46)    $    (1.41)    $    (1.25)    $    (1.40)
                                                       ==========     ==========     ==========     ==========     ==========
Weighted average number of shares outstanding              25,291         24,974         24,899         24,864         22,763
                                                       ==========     ==========     ==========     ==========     ==========

Other Financial and Operating Data (unaudited)
Units installed at December 31,                            67,336         50,825         47,657         33,122         20,354
Average monthly service revenue per unit ("ARPU")      $    70.08     $    82.54     $    99.56     $    85.54     $    76.23




December 31,                                              2000            1999            1998           1997            1996
                                                        --------        ---------       --------       --------       ---------
Balance Sheet Data

Cash and short-term investments                         $ 20,641        $ 17,768        $ 26,169       $ 46,486        $ 19,725
Working capital                                           20,825          35,660          29,143         64,729          24,605
Network, equipment and software, net                      12,851          15,703          20,649         15,482           8,629
Total assets                                              81,044          74,073         103,126        146,473          42,929
Notes payable                                             92,484          92,090          91,697        120,956               -
Stockholders' equity (deficit)                           (58,341)        (38,051)        (26,791)         8,270          34,664

Capital expenditures                                    $  2,600        $  3,103        $ 10,520       $  9,499        $  5,139


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     Total revenues increased 6.7% to $102.1 million in 2000 from $95.7 million in 1999. Comparison of product revenues year over year is not meaningful because of the accounting principle change discussed under "General" above. Product revenues in 2000 include only Service Vehicle Contract revenues while 1999 includes all revenues from the sale of mobile units. "Ratable Product Revenue" in 2000 reflects the current year recognition of revenues from units shipped in prior years. In accordance with the new accounting principle for product revenue mandated in 2000, such revenues are deferred upon product shipment and recognized ratably over the greater of the term of the service agreement or the estimated life of the customer relationship. Service revenues decreased 8.7% from $52.7 million in 1999 to $48.1 million in 2000, due primarily to lower average monthly revenue per mobile unit. While the average installed base of mobile units increased 7.9% from 1999 to 2000, the average monthly revenue per mobile unit decreased 15.1% to $70.08 in 2000 from $82.54 in 1999, primarily due to the increasing proportion of service vehicles in the installed base and reduced personal calling revenue. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 67,336 at December 31, 2000 from 50,825 at December 31, 1999. The increase in the installed base reflects additional units installed under the Service Vehicle Contract more than offsetting a reduction in the installed base for long-haul trucking. The reduction in the installed base for long-haul trucking is primarily due to one customer, with an aggregate installed based of approximately 2,000 units, that was deinstalled due to its inability to pay amounts owed to the Company.

     Service gross profit margin was 36.3% in 2000 compared to 49.2% in 1999. As more fully described in Note 7 to the accompanying consolidated financial statements, during 1999 the Company recorded $4.4 million of credits due from cellular carriers related to prior years. Excluding the effect of these credits, the 1999 service gross profit margin would have been 40.9%. The decrease in service gross profit margin from 40.9% in 1999 to 36.3% in 2000 is primarily the result of (i) the significant increase during 2000 of repair and maintenance activity and (ii) the negative impact in 2000 of a temporary increase in long-distance airtime rates during the transition period to a new contract.

     Product gross profit margin, excluding "Ratable Product" was 28.4% in 2000, compared to 19.2% in 1999, which includes a $3.5 million warranty provision that is discussed in more detail in Note 7 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 margin would have been 27.4%.

     Operating expenses decreased 1.8% to $36.4 million in 2000 from $37.1 million in 1999. This decrease is primarily due to a $2.8 million decrease in bad debt expense, offset by a $0.4 increase in advertising expense primarily related to TrackWare, and increased research and development expenditures of approximately $2.0 million. Bad debt expense in 1999 was unusually high as a result of $1.2 million of bad debt provisions recorded for former customers.
Bad debt expense in 2000 was unusually low as a result of adjustments approximating $1.1 made to reduce the reserve for bad debts in recognition of the improved credit profile of the customer base; included in this adjustment is the reversal of approximately $0.5 million of reserve provided in 1999 for a specific customer.

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

     Operating loss in 2000 was $4.9 million compared to $2.9 million in 1999. The 1999 operating loss includes the benefit of $4.4 million of non-recurring credits. Absent the benefit of these credits, the 1999 operating loss would have been $7.3 million. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The Service Vehicle Contract is responsible for the majority of such revenues and product shipments under that contract are expected to be completed during 2001. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to develop and market new products and services. Therefore, the Company believes that its 2001 revenues will likely not increase relative to 2000. Further, if the Company is unable to replace the 2000 product revenues from the Service Vehicle Contract, with sales to that customer or others, the Company's 2001 revenues may be less than 2000. As discussed in Note 2 to the Consolidated Financial Statements, the Company has pending equity and debt transactions which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations.

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

     Product gross profit margin was 19.2% in 1999, compared to 22.0% in 1998 because of the $3.5 million warranty provision that is discussed in more detail in Note 7 to the Consolidated Financial Statements. Excluding the effect of this $3.5 million charge, 1999 product gross profit margin would have been 27.4%.

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

     Other income in 1999 reflects the gain from the settlement of a customer contract, and the proceeds from the settlement of litigation, net of related expenses, as more fully described in Note 7 to the accompanying Consolidated Financial Statements.

     Operating loss in 1999 was $2.9 million compared to $41.7 million in 1998. The 1999 operating loss includes the benefit of $4.4 million of non-recurring credits. Absent the benefit of these credits, the 1999 operating loss would have been $7.3 million. The improvement from 1998 to 1999 is due to an increase in gross profit of $16.4 million coupled with a decrease in operating expenses of $22.4 million. The increase in gross margin is primarily the result of the significant increase in product and service revenues as a result of mobile units installed for the "Service Vehicle Contract" and the $4.4 million of non-recurring credits. The decrease in operating expenses is a combination of numerous factors as described in detail above.

Liquidity and Capital Resources

     The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $58.3 million at December 31, 2000. Beginning March 15, 2001, the Company is obligated to begin paying substantial semi-annual cash interest payments on its 13.75% Senior Notes which were issued in September 1997. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. The Company currently believes it will have the cash resources available to make the March 15, 2001 interest payment, but absent the pending equity and debt transactions described in Note 2 to the Consolidated Financial Statements (which are contingent upon a number of factors also described in Note 2), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology, and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments. The $94,355,000 principal amount of Senior Notes is due in September 2005 and requires cash interest payments of approximately $13.0 million per year.

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

     In early 2000, the Company completed the development of its preliminary strategic business plan and technology direction. At this time, management recognized that in order to implement the technology plan and also fund projected operating losses which would most probably be incurred during the development and initial sales phases, additional capital resources of approximately $35 to $50 million would be required. Management also recognized that it would be possible to implement the technology plan with less capital in the event the Senior Notes could be restructured to eliminate or reduce the existing debt service payments. The Company believes that the pending debt and equity transactions described in Note 2 to the Consolidated Financial Statements are an alternative to the $35 to $50 million of additional capital resources. These transactions, if consummated, will convert a substantial amount of long-term debt to equity and will substantially reduce the Company's debt service requirements.

     The Company believes that the pending debt and equity transactions, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current NASDAQ listing (see Note 3 to the Consolidated Financial Statements). If the Company cannot maintain its NASDAQ listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced and it may have a material adverse effect on the business, financial condition and results of operations of the Company. In the event the Company is unable to support its operations and fund payments of its obligations as they become due, it may be necessary for the Company to seek protection under Chapter 11 of the United States Bankruptcy Code.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The following individuals are current directors of the Company.

     JANA A. BELL - President, Chief Executive Officer and Director since September 1998

     Ms. Bell, age 37, was initially employed by the Company in June 1998 as its Executive Vice President and Chief Financial Officer. In September 1998, Ms. Bell was promoted to President and Chief Executive Officer and she continued to act in the Chief Financial Officer capacity until November 1998. From March 1992 to June 1998, Ms. Bell was employed in a variety of capacities by AT&T Wireless Services and by its predecessors, LIN Broadcasting and McCaw Cellular Communications, Inc. She was initially employed as Director of Financial Planning and Control in March 1992 for LIN Broadcasting. In May 1994, she became Director of Finance for McCaw Properties. From January 1996 to June 1998 she served in various executive positions over the Southwest region of AT&T Wireless including Vice President and Chief Financial Officer since 1997. She last served as AT&T Wireless' Central United States Vice President of Operations from March 1998 until she left to join the Company. Prior to her employment at AT&T Wireless, Ms. Bell practiced public accounting for Ernst & Young LLP, last serving as an audit manager.

     STEPHEN L. GREAVES - Director since June 1994

     Mr. Greaves, age 42, has served as President of Erin Mills International Investment Corporation, a private venture capital fund and stockholder of the Company, since February 1997 and also served as General Manager from April 1993 to February 1997. From January 1992 until March 1993, Mr. Greaves worked as a private marketing consultant, and from January 1989 to December 1991, he served as Marketing Planner for Esso Standard Petroleum Oil. Mr. Greaves also serves as a director of Erin Mills International Investment Corporation, MotorVac Technologies, Inc., NewMed Corporation and several other privately held companies.

     GERRY C. QUINN - Director since 1992

     Mr. Quinn, age 52, served as President of The Eighteen Wheeler Corporation and The F.B.R. Eighteen Corporation, both of which were affiliates of the Company, from April 1992 until February 1994. Mr. Quinn has served as President of The Erin Mills Investment Corporation, since July 1989, and as Executive Vice President of The Erin Mills Development Corporation, a real estate development company and stockholder of the Company, since September 1989. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently Mr. Quinn is also a director of MotorVac Technologies, Inc.

     JOHN T. STUPKA - Director since June 1998

     Mr. Stupka, age 51, currently serves as President -Wireless Solutions of MCI Worldcom Wireless Solutions, a position he has held since November 1999. From August 1996 until October 1999 Mr. Stupka served as President, Chief Executive Officer and as a director of SkyTel Communications, Inc., formerly known as Mobile Telecommunication Technologies Corp. Prior to joining SkyTel, Mr. Stupka served as Senior Vice President - Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of Southwestern Bell Mobile Systems, Inc. from November 1985 to August 1995.

     DR. WILLIAM P. OSBORNE - Director since July 2000

     Dr. Osborne, age 57, is the Dean of the Erik Jonsson School of Engineering and Computer Science at the University of Texas at Dallas. Prior to Joining UT-Dallas in August 1995, Dr. Osborne was Director of the Center for Space Telemetering and Telecommunications Systems at New Mexico State University. He joined NMSU in November 1990, and while there, was holder of NMSU's Endowed Chair in Telemetry and studied space communications systems for NASA. The 30-year telecommunications veteran has also served in operating management capacities for a number of telecommunications companies between 1970 and 1990. Dr. Osborne holds a Ph.D. in Electrical Engineering from NMSU and M.S.E.E. and B.S.E.E. degrees from the University of Kentucky.

Executive Officers

     DAVID H. BAGLEY - Vice President of Network Operations of the Company since December 1999

     Mr. Bagley, age 47, joined the Company in October 1992 as Director of Field Services and has since held several director-level positions which utilized his 27 years of telecommunications experience. Before joining the Company, Mr. Bagley served as Vice President, South Central Division at Comstock Communications from 1987 to 1992. From 1973 to 1987, Mr. Bagley held various operational and technical management positions at Southwestern Bell Telecom, United Technologies Communications Company and General Dynamics Communications Company.

     JANA A. BELL - President, Chief Executive Officer and Director for the Company since September 1998

     Please refer to page 28 for information regarding Ms. Bell.

     J. RAYMOND BILBAO - General Counsel and Secretary for the Company since February 1999

     Mr. Bilbao, age 34, was initially employed by the Company in June 1997 as Associate General Counsel. He served in that position until February 1999, when he was promoted to General Counsel and Secretary. From September 1996 to June 1997, Mr. Bilbao was a Senior Associate Attorney at Neligan & Averch, LLP, a Dallas-based law firm, where he represented technology clients in corporate and litigation matters. From September 1995 to September 1996, Mr. Bilbao was employed by Value-Added Communications, Inc., a Dallas-based telecommunications company, last serving as its Vice President and General Counsel. Mr. Bilbao also previously served as an associate attorney at the law firms of Haney & Tickner, P.C. and Renfro, Mack & Hudman, P.C. In 1992, Mr. Bilbao earned his Juris Doctor degree from St. Mary's University in San Antonio, Texas, where he served as a writer for the St. Mary's Law Journal. Mr. Bilbao is licensed to practice law in Texas and is admitted to practice before the United States District Court for the Northern District of Texas.

     TODD A. FELKER - Senior Vice President, Sales and Marketing for the Company since June 1998

     Mr. Felker, age 40, joined the Company in June 1998 as Senior Vice President, Sales and Marketing and served in this position until he assumed his current role as Senior Vice President, Sales, Marketing & Account Management, where he is primarily responsible for the sales and marketing departments of the Company as well as management of customer accounts. From May 1994 to June 1998, he was employed in several marketing management and product planning positions of increasing responsibility for AT&T Wireless, last serving as its Vice President of Marketing, Central Area which encompassed 15 states, 1.6 million customers and over $1 billion in annual revenue. From May 1989 to May 1994, Mr. Felker held Manager of Marketing Development and Director of Marketing positions at Crown Media, Inc. and a predecessor, Cencom Cablevision. From June 1982 to May 1989, Mr. Felker worked with D'Arcy Masius Benton & Bowles, an advertising firm, where he last served as a Manager of Media Planning and Research developing and implementing media plans for Southwestern Bell Telephone and Banquet Frozen Foods.

     ROBERT J. LAMBERT, JR. - Vice President of Information Technology for the Company since December 1999

     Mr. Lambert, age 42, was originally employed by the Company as Director of Information Systems in September 1997. Mr. Lambert transitioned into the role of director of Revenue Assurance and Billing, using his 20 years of information systems and operations experience to successfully manage the billing and collection operations for the Company's entire customer base. From 1995 to 1997, Mr. Lambert served as director of Retail Operations for CellStar, where he was responsible for the financial and operational focus of the $100+ million organization. From 1986 to 1995, he was employed at KPMG Peat Marwick as a Senior Consulting Manager.

     ROBERT W. LaMERE - Senior Vice President of Transportation Systems for the Company since March 1997

     Mr. LaMere, age 48, has over 14 years of experience in information systems. He joined the Company in March 1997 as Senior Vice President of Transportation Systems and has primary responsibility for management of the Company's Joplin, Missouri facility which provides information management services to the Company's trucking company customers. From 1993 to March 1997, he served as the General Manager of Spirit Systems, the division of Burlington Motor Carriers responsible for all of its data and telecommunications needs and a support and services provider to other transportation companies. From 1990 to 1993, Mr. LaMere served as the Vice President of Information Systems at Burlington.

     C. MARSHALL LAMM - Senior Vice President of Operations of the Company since December 1999

     Mr. Lamm, age 50, joined the Company in March 1999 as Director of Operations Planning. He served as Vice President of Manufacturing Operations from June 1999 to December 1999 when he became Senior Vice President of Operations. Mr. Lamm came to the Company from TPN, Inc., a provider of satellite television programming, where he served as Vice President of Operations. From 1993 to 1998, Mr. Lamm served as Director of Product Distribution for AT&T Wireless Services. Prior to 1993, Mr. Lamm compiled over 22 years of high-tech electronics manufacturing experience that spans the defense, personal computing, healthcare and telecommunications industries. Mr. Lamm is a Quality Award recipient at AT&T Wireless Services for managing the team that developed and implemented the national distribution operation.

     LOUIS McANALLY - Vice President of Account Management of the Company since December 1999

     Mr. McAnally, age 52, has served the Company in a variety of management and executive positions since joining the Company in June 1994. These positions include Manager of National Accounts from June 1994 to May 1995, Vice President of National Accounts from June 1995 to October 1996, and Vice President of Customer Service from November 1996 to December 1999, when he was appointed to his current position. He is currently responsible for the account management in the field, which includes customer implementation as well as ongoing support for key customers. Prior to joining the Company, Mr. McAnally was Director of SLW Response Group, a subsidiary of Saunders, Lubinski & White and owner of Graphic Response, a full service marketing and advertising firm.

     PIERRE H. PARENT - Senior Vice President and Chief Technology Officer of the Company since July 1999

     Mr. Parent, age 38, joined the Company with 15 years of wireless telecommunications experience in July 1999 as Senior Vice President of Technology and Business Development. Mr. Parent came to the Company from AT&T Business Services in Dallas where he most recently served as Sales Director-Advanced Services. From 1995 through 1998, Mr. Parent was Director of Advanced Products and New Technology and guided the development and implementation of mobile and fixed telecommunications solutions based on customers' specific application requirements. In addition to his sales and telecommunications solutions experience, Mr. Parent has held various engineering positions at AT&T Wireless Services and US West New Vector Group.

     W. MICHAEL SMITH - Executive Vice President, Chief Financial Officer and Treasurer for the Company since November 1998

     Mr. Smith, age 36, joined the Company after serving from 1997 to 1998 as Vice President of Finance and Chief Financial Officer for TPN, Inc., a provider of digital satellite programming. Mr. Smith was employed by AT&T Wireless Services from 1994 to 1997, where he served as Director of Financial Planning and Control from 1994 to 1996 and as Director of Finance and Controller from 1996 to 1997. Prior to his employment at AT&T Wireless, Mr. Smith practiced public accounting for Arthur Anderson & Co., last serving as a financial consultant and audit manager primarily representing high technology clients.
Mr. Smith earned a Masters in Accounting at the University of North Texas and is a Certified Public Accountant.

     STEPHEN P. TACKE - Vice President and Controller for the Company since August 1995

     Mr. Tacke, age 54, has served as Vice President and Controller since August 1995, where he is responsible for developing the Company's accounting practices, and developing and implementing internal accounting controls and financial reporting systems. From August 1996 to August 1997, he also served as acting Chief Financial Officer of the Company. From July 1991 through August 1995, Mr. Tacke, a Certified Public Accountant, was an independent financial consultant. Prior to July 1991, Mr. Tacke practiced public accounting for 22 years with Price Waterhouse, last serving as an audit partner.

     KEN VANDAGRIFF - Vice President of Network Operations and Product Support of the Company since June 1998

     Since January 1995, Mr. Vandagriff, age 44, has served the Company in several positions of increasing responsibility including Director of Customer Care, Director of Technical Services, Director of Information Technology and Director of System Architecture. From 1989 to 1993, Mr. Vandagriff was employed at Ventura Software, holding management positions in product support, quality assurance and information technology. From 1978 to 1988, Mr. Vandagriff served Xerox Corporation in various management and technology positions.

     JONATHAN L. WIENER- Vice President of Strategic Development of the Company since December 1996

     Mr. Wiener, age 41 comes to the Company with over 17 years of experience directing sales efforts specifically targeting technology products and services. Mr. Wiener initially joined the Company as Vice President of Sales for the Eastern Region in 1996. His expertise in serving Fortune 500 Information Technology environments and their initiatives has intimately involved him with the issues associated with linking technology life cycle planning with strategic business process directives. Previously, Mr. Wiener was at Penton, Inc., a developer of vertical market application software, for statistical process control, preventive maintenance, and warehousing and distribution. Mr. Wiener also served at Ziff Davis Communications Company, a developer and provider of information services for the technology community.

     There are no family relationships among the directors and executive officers of the Company.

Indemnification of Directors and Officers

     The Company indemnifies each person who is or was a director, officer, employee or agent of the Company, or serves at the Company's request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, judgments, fines and amounts incurred in that capacity.

     The Company will indemnify only for actions taken:

     . in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of @Track; or
     .    with respect to criminal proceedings, not unlawful.

     The Company will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. The Company's bylaws specifically provide that the indemnification rights granted thereunder are nonexclusive. In accordance with the Company's bylaws and the amended and restated stockholders' agreement between the Company and certain of its stockholders, the Company has purchased insurance on behalf of its directors and officers in amounts it believes to be reasonable.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial statements of beneficial ownership of securities and subsequent changes in beneficial ownership of the Company Officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, its officers, directors and greater-than-ten-percent beneficial owners timely complied with all section 16(a) filing requirements applicable to them. However, one director failed to file his Form 3 within ten days of his appointment as a director on July 3, 2000, and he filed the Form 3 on December 1, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors

     The board of directors has the authority to fix the compensation of directors. The Company's bylaws and the amended and restated stockholders' agreement provide that directors may be reimbursed for reasonable expenses for their services to the Company, and may be paid either a fixed sum for attendance at each board of directors meeting or a stated annual director fee. The Company currently reimburses its directors for travel expenses. The Company provides non-employee directors with an annual director's fee of $25,000. The Company has granted John Stupka non-qualified options to purchase 3,798 shares of common stock at exercise prices of $2.50 per share. These options were not granted under the Company's 1994 stock option plan, and therefore, unlike options granted under the 1994 stock option plan, such options have not been registered under the Securities Act of 1933.

Compensation of Certain Executive Officers

       Summary Compensation Table

     The following is a table describing compensation awarded, paid to or earned by the Company's Chief Executive Officer and the other four most highly compensated executive officers, for each of the last three fiscal years. Some of the persons named below are employed by the Company under an employment agreement. Those agreements are described on page 35.

-------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term
                                                                           Annual      Compensation
                                                                        Compensation      Awards
                                                                        -------------  -------------
Name and                                               Year   Salary        Bonus       Securities       All Other
Principal Position                                     ----  (Dollars)    (Dollars)     Underlying      Compensation
-----------------------------------------------------        ---------  -------------    Options/       (Dollars)(1)
                                                                                       SARs (shares)  --------------
                                                                                       -------------
Jana A. Bell                                           2000   300,000        120,000              -         83,916
President and Chief Executive Officer                  1999   300,000        187,500              -              -
for @Track Communications, Inc.                        1998   159,753         80,000        500,000              -
------------------------------------------------------------------------------------------------------------------
William H. McCausland                                  2000    32,836              -              -        267,863
Former Senior Vice President, Operations               1999   150,000         65,777         51,000              -
for @Track Communications, Inc.                        1998   147,396         45,000         20,000              -
------------------------------------------------------------------------------------------------------------------
J. Raymond Bilbao                                      2000   130,000         35,490         20,000         42,324
Secretary and General Counsel                          1999   120,000         29,777         68,000              -
For @Track Communications, Inc.                        1998    84,000         10,500              -              -
------------------------------------------------------------------------------------------------------------------
Todd A. Felker                                         2000   165,000         42,660         20,000              -
Senior Vice President Sales, Marketing and Account     1999   150,000         82,087         68,000              -
Management for @Track Communications, Inc.             1998    79,038         50,000         30,000              -
------------------------------------------------------------------------------------------------------------------
W. Michael Smith                                       2000   162,961         43,011         20,000              -
Executive Vice President and Chief Financial           1999   150,000         33,000          1,000              -
Officer for @Track Communications, Inc.                1998     7,403         30,000        125,000              -
------------------------------------------------------------------------------------------------------------------
C. Marshall Lamm                                       2000   148,750         42,480         40,000              -
Senior Vice President Operations for                   1999    93,333         26,000         75,000              -
@Track Communications, Inc.                            1998         -              -              -              -
------------------------------------------------------------------------------------------------------------------

     (1) The components of All Other Compensation are:

      . Ms. Bell received compensation as the result of her exercise of 65,833 stock options and sale of shares of common stock of the Company acquired through her stock option exercise.
      . Mr. McCausland resigned his employment with the Company effective January 31, 2000. Mr. McCausland received compensation as the result of his exercise of 42,200 stock options and sale of shares of common stock of the Company acquired through his stock option exercises.
      . Mr. Bilbao received compensation as a result of his exercise of 11,000 stock options and sale of shares of common stock of the Company acquired through his stock option exercise.

      Stock Options. The Company grants stock options to certain of its executive officers and employees under the 1994 stock option plan. During 2000, the Company granted options to purchase a total of 319,500 shares. As of December 31, 2000, options representing 1,654,621 shares remained outstanding under the 1994 stock option plan, and options to purchase 196,695 shares remained available for grant thereunder. Also, options representing 3,798 shares were granted to a director in 1998 and are not governed by a formal plan.

       Option Grants in Last Fiscal Year

     The following table describes the number of options granted to the Company's Chief Executive Officer and the Company's other four most highly compensated executive officers during the year ended December 31, 2000 and certain other information relating to such options.

                                                     Individual Grants                                      Potential Realizable
                                                                                                              Value at Assumed
                                                                                                              Annual Rates of
                                                                                                           Stock Price Apprecia-
                                                                                                           tion for Option Term
-----------------------------------------------------------------------------------------------------------------------------------
           Name                        Number of       Percent of       Exercise or    Expiration            5%           10%
           ----                       Securities      Total Options     Base Price       Date               ---           ---
                                      Underlying       Granted to      ($ per share)     ----
                                       Options         Employees in    -------------
                                       Granted         Fiscal Year
                                     ------------      ------------
-----------------------------------------------------------------------------------------------------------------------------------
Jana A. Bell                                  -                0%             -                 -            -             -
-----------------------------------------------------------------------------------------------------------------------------------
William McCausland                            -                0%             -                 -            -             -
-----------------------------------------------------------------------------------------------------------------------------------
J. Raymond Bilbao                        20,000             6.26%         $1.50        10/11/2006            0%            0%
-----------------------------------------------------------------------------------------------------------------------------------
Todd Felker                              20,000             6.26%         $1.50        10/11/2006            0%            0%
-----------------------------------------------------------------------------------------------------------------------------------
W. Michael Smith                         20,000             6.26%         $1.50        10/11/2006            0%            0%
-----------------------------------------------------------------------------------------------------------------------------------
C. Marshall Lamm                         40,000            12.52%         $1.50        10/11/2006            0%            0%
-----------------------------------------------------------------------------------------------------------------------------------

     As of December 31, 2000, the exercise price of the options granted to Messr. Bilbao, Felker, Smith and Lamm significantly exceeded the market price of the Company's common stock resulting in a potential realizable value of zero.
In the event an optionee's position as an employee of the Company terminates for any reason, unless otherwise provided in the applicable stock option agreement or applicable employment agreement, the optionee may exercise the options during the 60-day period following such termination, to the extent that the option was exercisable on the date of termination of the optionee's employment. All options that were not exercisable on the date of termination are forfeited.

Aggregated Option Exercises and Year End Option Values

     The following table sets forth:

     . the number of options exercised by the Chief Executive Officer and the Company's four additional most highly compensation executive officers;

     .   the number of options held by them as of December 31, 2000; and

     . the value of unexercised and exercised options held by them as of December 31, 2000, calculated as the closing price per share of the common stock on the last trading day of the fiscal year, which was $0.75, less the option exercise price, multiplied by the number of shares.

                 Name                                                              Number of
                 ----                                                        Securities Underlying  Value of Unexercised
                                                 Option Exercises             Unexercised Options   In-the-Money Options
                                                    During 2000              at December 31, 2000   at December 31, 2000
                                        -----------------------------------  ---------------------  --------------------
                                         Number of Shares       Value        Exercisable   Unexer-  Exercisable  Unexer-
                                           Acquired on         Realized      ------------  -------  -----------  -------
                                             Exercise          --------                    cisable               Cisable
                                             --------                                      -------               -------
------------------------------------------------------------------------------------------------------------------------
Jana A. Bell                                         65,833        $ 83,916       267,499  166,668            0        0
------------------------------------------------------------------------------------------------------------------------
William McCausland                                   42,200        $267,863             0        0            0        0
------------------------------------------------------------------------------------------------------------------------
J. Raymond Bilbao                                    11,000        $ 42,324        25,800   58,200            0        0
------------------------------------------------------------------------------------------------------------------------
Todd A. Felker                                            -               -        50,400   70,600            0        0
------------------------------------------------------------------------------------------------------------------------
W. Michael Smith                                          -               -        79,400   66,600            0        0
------------------------------------------------------------------------------------------------------------------------
C. Marshall Lamm                                          -               -        38,000   77,000            0        0
------------------------------------------------------------------------------------------------------------------------

     The Company's board of directors and its compensation committee intend to further the interests of the Company's stockholders by tying a substantial portion of executive compensation to the market value of our common stock. Toward this end, the Company has designed its 1994 stock option plan to support our ability to attract and retain qualified management and other personnel necessary for our success and progress.

     Savings Plan. The Company has a 401(k) Retirement Investment Profit-Sharing Plan that covers all of its employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each year is $10,500, the maximum amount permitted under the Internal Revenue Code. The Company matches 0.5% of an employee's contribution to the 401(k) Plan up to the legally permitted maximum matching of 3% of the employee's contribution.

Employment Agreements

     The Company has entered into employment agreements with:

     .    Jana A. Bell;

     .    Todd A. Felker;

     .    W. Michael Smith;

     .    C. Marshall Lamm;

     .    Robert LaMere;

     .    Pierre H. Parent; and

     .    J. Raymond Bilbao.

     The terms of these employment agreements generally provide that such officers are eligible to receive stock options in the Company and to participate in the incentive bonus plan for executive officers. In addition, the agreements prohibit the officers from competing with the Company during the term of their employment and for eighteen months after their employment is terminated. In the event of termination without cause, the employment agreements provide for severance payments equal to the remaining amount of salary payable under the contract and for continued vesting of all stock options that were granted during employment and that had not expired at the time of the termination.

     If the employee is terminated within the six months prior to or within two years following a change in control, other than for cause or death, the employment agreements provide for payment of severance payments equal to the sum of:

     . the highest annual salary paid to the employee during the prior two years; and

     . the highest annual discretionary bonus paid to the employee during the prior two years.

     The employment agreements also provide for a gross-up payment equal to the amount of excise tax assessed on the lump severance payments. The employment agreements further provide the same severance benefits which would be received upon a change in control if the employee terminates the employment agreement because of:

     . the reduction of the employee's job title, position or responsibilities without the employee's prior written consent;

     . the change of the location where the employee is based to a location which is more than fifty (50) miles from his present location without the employee's prior written consent; or

     . the reduction of the employee's annual salary and bonus by more than 10% from the sum of the higher rate of the employee's actual annual salary and bonus in effect within two years immediately preceding the change of control.

     Additionally upon a change in control, all stock options granted to the employee immediately vest. For purposes of the employment agreements, a change in control is defined as:

     . the subsequent acquisition by any person or group of 35% or more of the Company's securities;

     . during any two year period, the members of the board of directors at the beginning of the period cease to constitute a majority of the board of directors unless the election or nomination of new directors by the stockholders was approved by 2/3 of directors still in office who were either directors at the beginning of the period or whose election or nomination for election was previously so approved;

     . a merger of the Company other than a merger in which the stockholders of the Company maintain more than 80% of the voting control in the surviving entity or a merger effected as part of a recapitalization of the Company in which no person acquires more than 30% of the voting securities then outstanding; and/or

     . the approval by the stockholders of the complete liquidation of the Company or the sale of substantially all of the assets of the Company.

     The initial terms of these employment agreements expired on December 31, 2000, and these agreements now continue on a month to month basis. If the pending debt and equity transactions are completed, these employees will be entering into new employment agreements with the Company.

     The following paragraphs present additional details of the above employment agreements.

     Jana A. Bell. The agreement with Ms. Bell, as amended, provides for Ms. Bell's employment as President and Chief Executive Officer through December 31, 2000. In addition to the severance benefits described above, Ms. Bell is also entitled to severance benefits of twelve months salary upon termination of her employment contract by the Company even if not terminated in connection with a change in control. Under the terms of this agreement, Ms. Bell is paid an annual salary of $300,000 and is eligible for an annual discretionary bonus of fifty percent of her base salary based on her achievement of goals as determined by the Board of Directors of the Company. For more information regarding the incentive bonus plan, please refer to page 38.

     Todd A. Felker. The agreement with Mr. Felker provides for Mr. Felker's employment as Senior Vice President, Sales, Marketing and Account Management of the Company through December 31, 2000. Under the terms of the agreement, Mr. Felker is paid an annual salary of $165,000 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the incentive bonus plan of executive officers. Mr. Felker's annual base compensation was increased to $171,600 in a meeting of the compensation committee of the board of directors held on February 6, 2001. For more information regarding the incentive bonus plan, please refer to page 38.

     Pierre H. Parent. The agreement with Mr. Parent provides for Mr. Parent's employment as Senior Vice President and Chief Technical Officer of the Company through December 31, 2000. Under the terms of the agreement, Mr. Parent is paid an annual salary of $157,500 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the incentive bonus plan of executive officers. For more information regarding the incentive bonus plan, please refer to page 38.

     W. Michael Smith. The agreement with Mr. Smith provides for Mr. Smith's employment as Executive Vice President, Chief Financial Officer and Treasurer of the Company through December 31, 2000. Under the terms of the agreement, Mr. Smith is paid an annual salary of $162,000 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the
incentive bonus plan of executive officers.   Mr. Smith's annual base
compensation was increased to $168,480 in a meeting of the compensation committee of the board of directors held on February 6, 2001. For more information regarding the incentive bonus plan, please refer to page 38.

     C. Marshall Lamm. The agreement with Mr. Lamm provides for Mr. Lamm's employment as Senior Vice President, Operations of the Company through December 31, 2000. Under the terms of the agreement, Mr. Lamm is paid an annual salary of $145,000 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the incentive bonus plan of executive officers. Mr. Lamm's annual base compensation was increased to $160,000 in a meeting of the compensation committee of the board of directors held on October 1, 2000. Mr. Lamm's annual base compensation was further increased to $170,000 in a meeting of the compensation committee of the board of directors held on April 26, 2001. For more information regarding the incentive bonus plan, please refer to page 38.

     J. Raymond Bilbao. The agreement with Mr. Bilbao provides for Mr. Bilbao's employment as General Counsel and Secretary of the Company through December 31, 2000. Under the terms of the agreement, Mr. Bilbao is paid an annual salary of $130,000 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the incentive bonus plan of executive officers. Mr. Bilbao's annual base compensation was increased to $156,000 in a meeting of the compensation committee of the board of directors held on February 6, 2001. For more information regarding the incentive bonus plan, please refer to page 38.

     Robert W. LaMere. The agreement with Mr. LaMere provides for Mr. LaMere's employment as Senior Vice President of Transportation Systems through December 31, 2000. Under the terms of the agreement, Mr. LaMere is paid an annual salary of $147,870 and is eligible for an annual discretionary bonus of thirty percent of his base salary pursuant to the incentive bonus plan of executive officers. Mr. LaMere's annual base compensation was increased to $153,785 in a meeting of the compensation committee of the board of directors held on February 6, 2001. For more information regarding the incentive bonus plan, please refer to page 38.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Jana A. Bell, our President and Chief Executive Officer and member of our board of directors, annually reviews and adjusts the salary structures of executive officers who are not subject to employment agreements. Such decisions are subject to review by our board of directors. Our board of directors annually reviews Ms. Bell's compensation package.

        REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     Our compensation committee has prepared its report on 2000 executive compensation as required by rules of the SEC. This report provides specific information regarding compensation of the Company's President and Chief Executive Officer and its executive officers as a group.

Compensation Policies

     The Company structures compensation of its executives in a manner that is intended to be competitive in the marketplace and to link compensation to the long-term business objectives of the Company and the enhancement of stockholder value. The Company has retained certain executives pursuant to term employment contracts which govern their compensation and others are evaluated on an ongoing basis. However, the initial term of these agreements expired on December 31, 2000, and these agreements are on a month-to-month basis. See "Directors and Executive Officers -- Employment Agreements." In determining an executive's total compensation package, the compensation committee considers several factors, including improvements in overall corporate or business unit performance; increases in installed customer base; development efforts that result in greater efficiency or competitive advantages to the Company; and the level of responsibility, prior experience, satisfaction of individual performance goals and comparable industry compensation levels for an equivalent position.

     Decisions concerning compensation of executive officers with employment contracts have been made by the compensation committee with the approval of the board of directors. Those executives whose salaries are not established by employment contract are set by the Chief Executive Officer or the Chief Financial Officer and are subject to review by the compensation committee and the board of directors. The board of directors has delegated to the compensation committee, which currently consists of Gerry C. Quinn, John Stupka and Stephen L. Greaves, the task of discussing strategy and policy matters related to the 1994 stock option plan, although it also reviews other forms of compensation from time to time. None of the members of the compensation committee is an officer or employee of the Company or holds options granted under the 1994 stock option plan.

Compensation Objectives

     The Company compensates its executives in a manner that is intended to:

     .    be competitive in the marketplace;

     .    link compensation to long-term business objectives; and

     .    link compensation to the enhancement of stockholder value.

     Certain executives have been retained pursuant to term employment contracts which govern their compensation and others are evaluated on an ongoing basis. The Company considers both objective and subjective criteria in determining an executive's compensation package. These factors include:

     .    improvements in overall corporate performance;

     .    improvements in business unit performance;

     .    increases in installed customer base;

     . development efforts that result in greater efficiency or competitive advantage;

     .    level of responsibility;

     .    prior experience;

     .    satisfaction of individual performance goals; and

     .    comparable industry compensation for an equivalent position.

Components of Compensation

     The Company offers compensation to executive officers that includes base salary, short-term cash incentive compensation in the form of a bonus, if appropriate, and long-term incentive compensation in the form of stock option grants. These elements are addressed separately.

     Base Salaries. Those executives whose salary structures are not established by employment agreements are subject to annual adjustment by the Chief Executive Officer or the Chief Financial Officer. These adjustments and are subject to review by the compensation committee and the board of directors, based on the compensation policies described above. The compensation committee and the board of directors may also consider such other factors in executive salary decisions as market competition, inflation and other equity considerations. Salary increases reflect job changes, promotions, market adjustment reviews and ordinary increases. Executive salary increases in 2000 ranged from 0% to 10%.

     2000 Short-term Incentives - Cash Bonuses and Commissions. The Company has implemented an incentive bonus plan for the members of the senior business team who report directly to the Chief Executive Officer. Under the incentive bonus plan in 2000, the Company may pay each such person a bonus of up to 30% of his or her base salary if he or she achieves certain defined goals and objectives. The bonus is calculated as follows:

     . 70% of the available bonus is tied directly to the achievement of the Company's overall business and financial goals;

     . 20% of such bonus is tied to the satisfactory achievement of each executive's individual functional area business goals; and

     . 10% of such bonus is payable at the chief executive officer's discretion.

     The Company's Chief Executive Officer retains the ability to recommend to the compensation committee whether any executive achieved his or her goals and is entitled to receive the bonus. While Ms. Bell does participate in the incentive bonus plan, her bonus is directly determined by the compensation committee. For additional information regarding Ms. Bell's prospective bonus, please refer to page 36. As reflected in the Summary Compensation Table on page 33, Ms. Bell and Messrs. Bilbao, Felker, McCausland, Smith and Lamm received bonuses in 2000. See "Directors and Executive Officers -- Employment Agreements" and "Compensation of Certain Executive Officers - Summary Compensation Table."

     Long-term Incentives - Stock Option Grants. The compensation committee selects certain executive officers of the Company to receive stock options to purchase shares of common stock, which include both incentive stock options and nonqualified stock options pursuant to the terms of the Stock Option Plan. The compensation committee administers the Stock Option Plan, determines those officers or other employees to whom options will be granted and prescribes the terms and conditions of such options, which need not be identical even for similarly situated employees.

     The board of directors and its compensation committee intend to further the interests of the Company's stockholders by tying a substantial portion of executive compensation to the market value of our common stock. The Company granted new options representing a total of 165,000 shares to executive officers during 2000.

     Policy with Respect to the $1 Million Deduction Limit

     Section 162(m) of the Internal Revenue Code generally limits the U.S. corporate income tax deduction for compensation paid to each executive officer named in the summary compensation table in the proxy statement of a public company to $1 million for each year, unless certain requirements are met. For fiscal 2000, the limitation imposed by Section 162(m) did not apply to the compensation paid to any executive officers. Therefore, the board of directors has taken no action in response to Section 162(m). The board of directors will consider actions to qualify compensation for deduction should it appear that the limits of Section 162(m) will be exceeded, but will retain the discretion to pay non-deductible compensation if that would be in the best interests of the Company and their stockholders under the circumstances.

Summary

     The compensation committee believes that the Company's executive compensation policies and actions provide the Company's executive officers with the appropriate incentives to achieve the Company's short and long-term goals and to enhance stockholder value.

                                        COMPENSATION COMMITTEE

                                        Stephen L. Greaves
                                        Gerry C. Quinn
                                        John T. Stupka

PERFORMANCE GRAPH

     The following graph compares total stockholder returns of the Company since its initial public offering of common stock on June 22, 1995 to two indices:

     . the NASDAQ CRSP Total Return Index for the NASDAQ Stock Market, Composite; and

     .    the NASDAQ CRSP Total Return Index for Telecommunications Stocks.

     Comparison of Cumulative Total Return on Investment Since the Company's Initial Public Offering on June 22, 1995


                              [PERFORMANCE GRAPH]


                         Nasdaq US        Nasdaq Telecomm
                           Index               Index              ATRK
                         ---------        ---------------        -------
           6/22/95        100.000             100.000            100.000
          12/31/95        112.609             114.867             52.532
          12/31/96        138.550             117.453             91.772
          12/31/97        169.694             171.449             28.800
          12/31/98        239.305             283.750              5.696
          12/31/99        444.718             503.438             11.392
          12/31/00        267.580             216.392              3.797


     The total return for the Company's stock and for each index assumes $100 invested on June 22, 1995 in the Company's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index, including the reinvestment of dividends, although cash dividends have never been declared on the Company's stock. The Company's common stock is traded on the NASDAQ SmallCap Market and is a component of both the NASDAQ-US Index and the NASDAQ Telecommunications Index.

     The closing price of the common stock on the last trading day of the 2000 fiscal year was $0.75 per share. Historical stock price performance is not necessarily indicative of future price performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of May 9, 2001, regarding beneficial ownership of the common stock and the percentage of total voting power held by:

     . each stockholder who is known by the Company to own more than five percent (5%) of the outstanding common stock;

     .    each director;

     .    each executive officer; and

     .    all directors and executive officers as a group.

     Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. The beneficial ownership information is based on the most recent Schedule 13D or 13G filed with the SEC by the named stockholders.

                                           Number of Shares
                                           of Common Stock     Percent of Class
                                             Beneficially        Beneficially
Name of Holder                                  Owned               Owned
--------------                                  -----               -----
--------------------------------------------------------------------------------
Erin Mills Stockholders (1)                   9,088,326             35.9%
7501 Keele Street
Suite 500
Concord, Ontario L4K1YZ, Canada
--------------------------------------------------------------------------------
Cingular Wireless Holdings, Inc. (2)          6,600,000             20.7%
17330 Preston Road
Suite 100A
Dallas, Texas 75252
--------------------------------------------------------------------------------
Carlyle Stockholders (3)                      2,723,468             10.8%
1001 Pennsylvania Avenue, N.W.
Suite 220 South
Washington, D.C. 20004-2505
-------------------------------------------------------------------------------
Jana A. Bell (6)                                336,666              1.3%
-------------------------------------------------------------------------------
Stephen L. Greaves (4)                                -                -
-------------------------------------------------------------------------------
Gerry C. Quinn (4) (5)                          272,650              1.1%
-------------------------------------------------------------------------------
John T. Stupka (7)                                3,798                *
-------------------------------------------------------------------------------
William P. Osborne (7)                                -                *
-------------------------------------------------------------------------------
David H. Bagley (7)                               6,002                *
-------------------------------------------------------------------------------
J. Raymond Bilbao (7)                            30,800                *
-------------------------------------------------------------------------------
Todd A. Felker (7)                               56,400                *
-------------------------------------------------------------------------------
Robert J. Lambert, Jr. (7)                       10,300                *
-------------------------------------------------------------------------------
Robert W. LaMere (8)                             42,410                *
-------------------------------------------------------------------------------
C. Marshall Lamm (7)                             48,000                *
-------------------------------------------------------------------------------
Louis W. McAnally (7)                            14,002                *
-------------------------------------------------------------------------------
Pierre H. Parent (7)                             64,400                *
-------------------------------------------------------------------------------
W. Michael Smith (7)                             79,400                *
-------------------------------------------------------------------------------
Stephen P. Tacke (7)                              2,200                *
-------------------------------------------------------------------------------
Ken D. Vandagriff (7)                            15,000                *
-------------------------------------------------------------------------------
Jonathan L. Wiener (7)                           11,600                *
-------------------------------------------------------------------------------
All directors and executive officers            993,628              3.9%
 as a group  (17 persons) (9)
-------------------------------------------------------------------------------

_________________
*    Less than 1%

(1) This includes 9,061,310 shares of common stock owned of record by Erin Mills International Investment Corporation and 27,016 shares owned of record by The Erin Mills Investment Corporation.
(2) This includes 1,600,000 shares of common stock issuable to Cingular Wireless upon the conversion of shares of 1,000 shares of Class B Common Stock and 5,000,000 shares of common stock issuable to Cingular Wireless upon the exercise of warrants.
(3) This includes 2,222,799 shares owned of record by Carlyle-HighwayMaster Investors, L.P.; 209,354 shares owned of record by Carlyle-HighwayMaster Investors II, L.P.; and 291,315 shares of record owned by TC Group, L.L.C. All of these entities are deemed to have beneficial ownership of the shares owned of record by each such other entity.
(4) Messrs. Quinn and Greaves are affiliated with the Erin Mills Stockholders, and they both disclaim beneficial ownership of the shares owned by the Erin Mills Stockholders.
(5) Pursuant to an agreement with the Erin Mills Stockholders, Mr. Quinn has a right to acquire up to 272,650 of the shares of the Company held by the Erin Mills Stockholders, which right is currently exercisable.
(6) Ms. Bell owns 45,833 shares of common stock. Additionally, Ms. Bell beneficially owns 267,499 shares of common stock issuable upon the exercise of stock options granted under the Company's 1994 stock option plan and exercisable within 60 days of May 9, 2001.
(7) This individual does not actually own any shares of common stock. This number represents the number of shares that this individual may acquire upon the exercise of stock options that are exercisable within 60 days of May 9, 2001.
(8) Mr. LaMere owns 2,010 shares of common stock. Additionally, Mr. LaMere beneficially owns 34,400 shares of common stock issuable upon the exercise of stock options granted under the Company's 1994 stock option plan and exercisable within 60 days of May 9, 2001.
(9) All directors and executive officers (17 persons) collectively own 325,493 shares of common stock and beneficially own 600,101 share of common stock issuable upon the exercise of stock options that are exercisable within 60 days of May 9, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amended and Restated Stockholders' Agreement

     General. The Company and certain of its stockholders are parties to an amended and restated stockholders' agreement, dated September 27, 1996, which contains provisions relating to, among other things:

     . the transfer of shares of common stock by the stockholders who are parties thereto;

     . the grant of registration rights by the Company to the stockholders who are parties thereto; and

     .    the election of members of the Company's board of directors; and

     . the prohibition of the Company taking certain actions unless approved by certain groups of stockholders.

     As used in the following summary of the amended and restated stockholders' agreement, the following terms have the following definitions:

     . "Erin Mills Stockholders" means Erin Mills International Investment Corporation and The Erin Mills Investment Corporation;

     . "Carlyle Stockholders" means Carlyle-HighwayMaster Investors, L.P., Carlyle-HighwayMaster Investors II, L.P., TC Group, L.L.C. and Mark D. Ein; and

     . "By-Word Stockholders" means William C. Kennedy, Jr., Donald M. Kennedy, William C. Saunders, Robert Folsom and Robert T. Hayes.

     Right of First Refusal. Under the terms of the amended and restated stockholders' agreement, the Erin Mills Stockholders, the Carlyle Stockholders, William C. Kennedy, Jr. and William C. Saunders granted a right of first refusal to Cingular Wireless with respect to all shares of common stock owned by them. Subject to certain exceptions, the right of first refusal requires that, prior to selling any shares of common stock, these stockholders must offer such shares for sale to Cingular Wireless in accordance with the terms of the amended and restated stockholders' agreement. In addition, any person who receives common stock from must one of these stockholders execute an agreement making him or her subject to the right of first refusal provisions of the amended and restated stockholders' agreement.

     Election of Directors. The amended and restated stockholders' agreement provides that the parties will take all action necessary to ensure that the board of directors of the Company consists of:

     .    two directors designated by the Erin Mills Stockholders;

     .    one director designated by the Carlyle Stockholders;

     .    two directors designated by the By-Word Stockholders;

     .    two independent directors; and

     . upon the occurrence of certain events discussed below, one director designated by Cingular Wireless.

     The Erin Mills Stockholders have designated Gerry C. Quinn and Stephen L. Greaves to serve as directors. The Carlyle Stockholders and the By-Word Stockholders have either irrevocably waived their rights to designate directors, or sold all of their shares. John T. Stupka and William P. Osborne serve as independent directors.

     In general, no stockholder or group of stockholders will be entitled to designate any director if the percentage of the outstanding common stock beneficially owned by such stockholder or group of stockholders falls below 5%. Erin Mills Stockholders must own at least 20% of the outstanding common stock to retain the right to designate two directors, and at least 5% to retain its right to designate one director. In calculating share ownership for purposes of this minimum ownership requirement, the agreement provides that certain shares issuable upon conversion of convertible securities or upon the exercise of outstanding options, warrants or rights will be included as owned.

     Most of the stockholders have either sold all of their shares or waived all of their existing rights under the amended and restated stockholders' agreement. It is anticipated that the remaining stockholders, subject to the amended and restated stockholders' agreement, including Cingular Wireless, will waive all of such rights before the annual meeting. As a result, the Company has sent an acknowledgement to each of the stockholders who have entered into the amended and restated stockholders' agreement requesting their agreement that the amended and restated stockholders' agreement is no longer effective and is terminated.

Transactions with SBC Communications, Inc.

     Sale of Series D Preferred Stock and Warrants. On September 27, 1996, the Company and Southwestern Bell Wireless Holdings, Inc., now known as SBC Wireless, Inc., entered into a purchase agreement, pursuant to which the Company sold 1,000 shares of series D participating convertible preferred stock to SBC Wireless for $20 million. In connection with the sale of series D preferred stock to SBC, the Company issued warrants to SBC, which allow it to purchase 3,000,000 shares of common stock from the Company at an exercise price of $14.00 per share and 2,000,000 shares of common stock at an exercise price of $18.00 per share, in each case subject to adjustment to prevent dilution. SBC was prohibited from providing landline, interLATA long distance service until it received all necessary federal and state regulatory approvals as required by the Telecommunications Act of 1996. On July 11, 2000, SBC obtained the final approval to provide long distance service in Texas from the Federal Communications Commission. On September 18, 2000, as required by this purchase agreement, the Company received written notice from SBC acknowledging that it had obtained regulatory relief, which relief triggered the automatic conversion of all its shares of series D preferred stock into 1,000 shares of our class B common stock.

     Prior to the receipt of regulatory approval, SBC formed a joint venture with Bell South Corporation called Cingular Wireless LLC, and SBC contributed its shares of the Company stock and the warrants to this new joint venture. Prior to the completion of the proposed stock issuance transactions, Cingular Wireless has agreed to convert its 1,000 shares of class B common stock into 1,600,000 shares of the Company's common stock and forever waive its special voting rights.

     Other Agreements. On June 7, 1993, SBC Wireless, and the Company entered into a cellular service agreement, which was last amended on May 7, 1997 and which provides the Company's customers with analog cellular airtime in the SBC-owned markets and affiliated markets.

     Under the terms of the purchase agreement with SBC, because SBC and its affiliates obtained regulatory relief as discussed above, the Company was required to enter into a voice and data services agreement with an affiliate of SBC. The voice and data services agreement, if entered into by the parties, would have provided that the Company will purchase long distance and other voice and data services from this SBC affiliate.

     On September 21, 2000, SBC agreed to waive the requirement that the Company immediately execute the voice and data agreement following SBC's receipt of regulatory relief on September 18, 2000 based upon its inability to provide the specialized long distance services required by the Company. In connection with such waiver, SBC consented to the Company's execution on September 29, 2000 of a long distance agreement with MCI Long Distance for a 15-month term. In exchange for this consent, SBC and the Company also executed a letter of intent for the purchase of long distance services by the Company from SBC following the expiration of the MCI Long Distance contract subject to SBC's, or its affiliates', demonstration of the required technical capability.

     In August 1998, the Company entered into an agreement with member companies of SBC whereby such member companies purchased 11,500 mobile units, customized proprietary software and accompanying services from the Company for an initial term of one year. In the first quarter of 1999, the Company entered into a second agreement with these SBC companies that extended the initial one-year term to three years. Subsequently, the SBC companies ordered an additional 3,140 mobile units. In January of 2000, SBC notified the Company that it had chosen the Company to provide an additional 28,000 mobile units. In the aggregate, these agreements represent the largest purchase and service contract that the Company has entered into to date.

     In March 1999, the Company entered into an agreement with Southwestern Bell Mobile Systems, Inc., a subsidiary of SBC. Under this agreement, Southwestern Bell Mobile Systems will provide certain administrative and billing services to the Company in connection with the Company's provision of enhanced services to its end users.

Registration Statement on Form S-3

     On September 18, 1998, the Company completed a registration of certain warrants and warrant shares under the Securities Act of 1933, when the SEC declared its registration statement on Form S-3 to be effective. The Company was required to register these warrants and warrant shares under a warrant registration rights agreement it entered into as part of a debt offering completed in 1997. Under the terms of the warrant registration rights agreement, @Track is required to use its best efforts to keep the registration statement continuously effective until either the warrants expire or they all have been exercised, whichever occurs first. However, during any consecutive 365-day period, @Track may temporarily halt the effectiveness of the registration statement on up to two occasions for no more than 45 consecutive days if certain conditions are met. The temporary halt must be in connection with a proposed acquisition, business combination or other development affecting @Track, and the board of directors must determine that disclosure of the proposed development would not be in the best interests of @Track. The Company will not receive any income from the sale of the warrants by the selling warrant holders. However, if or when any warrants are exercised, the Company will receive the exercise price for the warrant shares. During 2000, no warrant shares were exercised.

     The Company provided all eligible parties under the amended and restated stockholders' agreement notice of their opportunity to piggyback the registration of their the Company common stock in connection with the Registration Statement on Form S-3. The Carlyle Stockholders were the only eligible parties who exercised such piggyback rights, and the Carlyle Shareholders registered all 2,723,468 shares beneficially owned by them under
this registration statement.   The Carlyle Stockholders have informed us that
they did not sell any common stock in this offering in 2000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                Page Number
(a)     Documents filed as part of the report:


   (1)  Reports of Independent Public Accountants............................................      F-1-2

        Consolidated Balance Sheets as of December 31, 2000 and 1999.........................      F-3

        Consolidated Statements of Operations for the Years Ended
          December 31, 2000, 1999 and 1998...................................................      F-4

        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998...................................................      F-5

        Consolidated Statements of Changes in Stockholders' Equity (Deficit)
          for the Years Ended December 31, 2000, 1999 and 1998...............................      F-6

        Notes to Consolidated Financial Statements...........................................      F-7

   (2)  Financial Statement Schedules

        Reports of Independent Public Accountants on Financial Statement Schedules...........      S-1

        Schedule II-Valuation and Qualifying Accounts........................................      S-2



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

                    Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
           4.8 - Warrant Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)
           4.9 - Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc.(12)
          10.1 - License Agreement, dated April 23, 1992, by and between Voice Control Systems and the Company (as successor to By-Word Technologies, Inc.)(1)
          10.2 - Second Amendment to Employment Agreement, dated September 1, 1998, by and between HighwayMaster Corporation and William
                    C. Saunders. (16)
          10.3 - Agreement and General Release, dated September 30, 1998, by and between HighwayMaster Corporation and William C. Kennedy, Jr.(15)
          10.4 - Release of HighwayMaster Communications, Inc. and HighwayMaster Corporation by William C. Saunders, dated December 15, 1998. (16)
          10.5 - Release of William C. Saunders by HighwayMaster Communications, Inc. and HighwayMaster Corporation, dated December 15, 1998. (16)
          10.6 - Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994, as amended.(1)(5)(6)
          10.7 - Purchase Agreement, dated September 27, 1996, between the Company and SBW.(7)
          10.8 - Mobile Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications Corporation.(1)(2)
          10.9 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka. (16)
         10.10   -  Services Agreement, dated March 20, 1996, between the
                    Company and GTE-Mobile Communications Service Corporation.(3)(4)
         10.11   -  Acknowledgment by William C. Saunders dated December 15,
                    1998. (16)
         10.12   -  Amendment dated November 16, 1995 to that certain Mobile
                    Communications (Voice and Data) Services Agreement, dated as of July 15, 1993, between the Company and EDS Personal Communications Corporation.(3)(4)
         10.13   -  Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D. Quick.
                    (16)
         10.14   -  Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation.(3)(4)
         10.15   -  Technical Services Agreement, dated September 27, 1996, between HighwayMaster Corporation and Southwestern Bell Wireless Holdings, Inc.(7)
         10.16   -  Letter Agreement, dated February 19, 1996, between
                    HighwayMaster Corporation and IEX Corporation.(3)
         10.17   -  Form of Adoption Agreement, Regional Prototype Cash or
                    Deferred Profit-Sharing Plan and Trust Sponsored by McKay Hochman Co., Inc., relating to the HighwayMaster Corporation 401(k) Plan. (1)
         10.18   -  February 27, 1997 Addendum to Original Employment Letter,
                    dated September 19, 1997 by and between the HighwayMaster Corporation and Robert LaMere. (16)
         10.19   -  Software Transfer Agreement, dated April 25, 1997, between
                    HighwayMaster Corporation and Burlington Motor Carriers, Inc.(9)(10)
         10.20   -  Employment Agreement, dated June 3, 1998, by and between
                    HighwayMaster Corporation and Todd A. Felker. (16)
         10.21   -  Employment Agreement, dated June 3, 1998, by and between
                    HighwayMaster Corporation and William McCausland.(16)
         10.22   -  Employment Agreement, dated May 29, 1998, by and between
                    HighwayMaster Corporation and Jana Ahlfinger Bell. (14)
         10.23   -  Lease Agreement, dated March 20, 1998, between HighwayMaster
                    Corporation and Cardinal Collins Tech Center, Inc.(15)
         10.24   -  First Amendment to Employment Agreement, dated September 15,
                    1998, by and
                    between HighwayMaster Corporation and Jana A. Bell. (16)
         10.25   -  Employment Agreement, dated November 24, 1998, by and
                    between HighwayMaster Corporation and Michael Smith. (16)
         10.26   -  September 18, 1998 Amended and Restated Stock Option
                    Agreement of May 29, 1998 by and between the Company and Jana Ahlfinger Bell. (16)
         10.27   -  Stock Option Agreement, dated August 12, 1998, by and
                    between the Company and Jana Ahlfinger Bell. (16)
         10.28   -  Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell. (16)
         10.29   -  September 18, 1998 Amended and Restated Stock Option
                    Agreement of February 29, 1996, by and between the Company and William H. McCausland. (16)
         10.30   -  Stock Option Agreement, dated September 18, 1998, by and between the Company and William H. McCausland. (16)
         10.31   -  September 18, 1998 Amended and Restated Stock Option
                    Agreement of April 25, 1997, by and between the Company and Robert LaMere. (16)
         10.32   -  September 18, 1998 Amended and Restated Stock Option
                    Agreement of June 3, 1998, by and between the Company and Todd A. Felker (16)
         10.33   -  Stock Option Agreement dated November 24, 1998, by and
                    between the Company and Michael Smith. (16)
         10.34   -  Stock Option Agreement, dated April 4, 1995, by and between the Company and Terry Parker. (16)
         10.35   -  Agreement No. 980427 between Southwestern Bell Telephone
                    Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999. (17)(18)
         10.36   -  Administrative Carrier Agreement entered into between
                    HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999. (17)(18)
         10.37   -  Addendum to Agreement entered into between HighwayMaster
                    Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999. (17)(18)
         10.38   -  Second Addendum to Agreement entered into between
                    HighwayMaster Corporation and International
                    Telecommunications Data Systems, Inc. on February 4, 1999.
                    (17)(18)
         10.39   -  Manufacturing and Equipment Purchase Agreement entered into between HighwayMaster Corporation and Wireless Link Corporation on March 9, 1999. (17)(18)
         10.40   -  Agreement entered into between HighwayMaster Corporation and
                    Cellemetry LLC on January 19, 1999. (17)(18)
         10.41   -  Agreement entered into between HighwayMaster Corporation and
                    Cellemetry LLC on January 19, 1999. (17)(18)
         10.42   -  Agreement entered into between HighwayMaster Corporation and
                    Cellemetry LLC on January 19, 1999. (17)(18)
         10.43   -  Agreement entered into between HighwayMaster Corporation and
                    Cellemetry LLC on January 7, 1999. (17)(18)
         10.44   -  Stock Option Agreement dated June 24, 1999, by and between the Company and J. Raymond Bilbao. (19)
         10.45   -  Stock Option Agreement dated June 24, 1999, by and between the Company and Marshall Lamm. (19)
         10.46   -  Stock Option Agreement dated June 14, 1999, by and between the Company and Marc A. Bringman. (19)
         10.47   -  Transition Agreement entered into between GTE Wireless
                    Services Corporation and HighwayMaster Corporation on April 30, 1999. (19)(20)
         10.48   -  Fleet-on-Track Services Agreement entered into between GTE
                    Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999. (19)(20)

         10.49   -  Confidential Memorandum of Understanding entered into
                    between Criticom International Corp. and HighwayMaster Corporation on April 16, 1999. (19)(20)
         10.50   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and J. Raymond Bilbao. (21)
         10.51   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and Todd Felker. (21)
         10.52   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and C. Marshall Lamm. (21)
         10.53   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and William H. McCausland. (21)
         10.54   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and Pierre H. Parent. (21)
         10.55   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and W. Michael Smith. (21)
         10.56   -  Stock Option Agreement dated September 3, 1999, by and
                    between the Company and Robert W. LaMere. (21)
         10.57   -  Stock Option Agreement dated September 3, 1999 by and
                    between the Company and Stephen P. Tacke. (21)
         10.58   -  Employment Agreement, dated March 13, 2000, by and between the Company and W. Michael Smith. (22)
         10.59   -  Employment Agreement, dated March 13, 2000, by and between the Company and J. Raymond Bilbao. (22)
         10.60   -  Employment Agreement, dated March 13, 2000, by and between the Company and Todd A. Felker. (22)
         10.61   -  Employment Agreement, dated March 13, 2000, by and between the Company and Marshall Lamm. (22)
         10.62   -  Employment Agreement, dated March 13, 2000, by and between the Company and Pierre Parent. (22)
         10.63   -  Limited Liability Company Agreement of HighwayMaster of
                    Canada, LLC executed March 3, 2000. (22)
         10.64   -  Investor Relations Services Agreement, dated March 31, 2000, by and between the Company and N.D. Hamilton Associates, Inc. (22)
         10.65   -  Employment Agreement, dated May 31, 2000, by and between the
                    Company and Jana A. Bell. (24)
         10.66   -  Employment Agreement, dated June 6, 2000, by and between the
                    Company and Robert W. LaMere. (24)
         10.67   -  Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation.
                    (23) (24)
         10.68   -  Commercial Lease Agreement dated April 26, 2000 by and
                    between the Company and 10th Street Business Park, Ltd. (24)
         10.69   -  Special Customer Arrangement for MCI WORLDCOM On-Net
                    Services dated October 23, 2000 by and between the Company and MCI WORLDCOM. (25)
         23.1    -  Consent of Arthur Andersen LLP. (26)
         23.2    -  Consent of PricewaterhouseCoopers LLP. (26)
     _______
     (1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.
     (2) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Registration Statement on Form S-1 (No. 33-91486) effective June 22, 1995.

     (3) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
     (4) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
     (5) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).
     (6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.
     (7) Filed in connection with the Company's Current Report on Form 8-K filed on October 7, 1996.
     (8) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
     (9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
     (10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.
     (11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.
     (12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).
     (13) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
     (14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.
     (15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.
     (16) Filed in connection with the Company's Form 10-K fiscal year ended December 31, 1998.
     (17) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.
     (18) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company's Form 10 -Q Quarterly Report for the quarterly period ended March 31, 1999.
     (19) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.
     (20) Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.
     (21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.
     (22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.
     (23) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company's Form 10 -Q Quarterly Report for the quarterly period ended June 30, 2000.
     (24) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.
     (25) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on February 27, 2001. Filed in connection with the Company's Form 10-K for the year ended December 31, 2000 filed on February 27, 2001.
     (26) Filed herewith.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2001

                                   @TRACK COMMUNICATIONS, INC.

                                   By: /s/ Jana Ahlfinger Bell
                                       -----------------------------------------
                                           Jana Ahlfinger Bell,
                                           President and Chief Executive Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                          Title                                        Date

/s/ Jana Ahlfinger Bell            President, Chief Executive Officer, and      May 11, 2001
--------------------------         Director (Principal Executive Officer)
    Jana Ahlfinger Bell


/s/ W. Michael Smith               Executive Vice President and                 May 11, 2001
--------------------------         Chief Financial Officer
    W. Michael Smith               (Principal Financial Officer)


/s/ Stephen P. Tacke               Vice President and Controller                May 11, 2001
--------------------------         (Principal Accounting Officer)
    Stephen P. Tacke


/s/ Stephen L. Greaves             Director                                     May 11, 2001
--------------------------
    Stephen L. Greaves


/s/ Gerry C. Quinn                 Director                                     May 11, 2001
--------------------------
    Gerry C. Quinn


/s/ John T. Stupka                 Director                                     May 11, 2001
--------------------------
    John T. Stupka


/s/ Dr. William P. Osborne         Director                                     May 11, 2001
--------------------------
    Dr. William P. Osborne




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

                                                  ARTHUR ANDERSEN LLP

Dallas, Texas
February 22, 2001
(except for the matters discussed
in Notes 2, 3, and 17 as to which the date is May 1, 2001)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of @Track Communications, Inc.

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of @Track Communications, Inc. (formerly HighwayMaster Communications, Inc.) and its subsidiary (the "Company") for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of @Track Communications, Inc. for any period subsequent to December 31, 1998.


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 16, 1999

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share information)

                                                                                    December 31,    December 31,
                                                                                        2000            1999
                                                                                    ------------    ------------

                                                    ASSETS
Current assets:
   Cash and short-term investments                                                   $   20,641      $   17,768
   Accounts receivable, net of allowance for doubtful accounts
      of $7,305 and $7,448, respectively                                                 12,738          13,341
   Inventories                                                                           13,216           9,292
   Pledged securities                                                                         -          12,705
   Deferred product costs - current portion                                               7,406               -
   Other current assets                                                                   1,759           2,588
                                                                                    -----------     -----------
      Total current assets                                                               55,760          55,694
   Network, equipment and software, net of accumulated depreciation
      and amortization of $19,295 and $13,842, respectively                              12,851          15,703
   Deferred product costs - non-current portion                                           9,770               -
   Other assets, net of accumulated amortization
      of $1,469 and $1,017, respectively                                                  2,663           2,676
                                                                                    -----------     -----------
      Total assets                                                                   $   81,044      $   74,073
                                                                                    ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                  $    7,992      $    2,431
   Telecommunications costs payable                                                       5,358           4,462
   Accrued interest payable                                                               3,784           3,784
   Deferred product revenues - current portion                                            8,975               -
   Other current liabilities                                                              8,826           9,357
                                                                                    -----------     -----------
      Total current liabilities                                                          34,935          20,034
   Deferred product revenues - non-current portion                                       11,966               -
Senior notes payable                                                                     92,484          92,090
                                                                                    -----------     -----------
   Total liabilities                                                                    139,385         112,124
                                                                                    -----------     -----------

Commitments and contingencies (Note 17)

Stockholders' equity (deficit):
   Series D preferred stock, $0.01 par value, 1,000 shares authorized; 1,000
      shares issued and outstanding at December 31, 1999                                      -               -
   Common stock, $0.01 par value, 50,000,000 shares authorized;
      25,638,826 and 25,432,210 shares issued; 25,326,829 and 25,120,213
         shares outstanding at December 31, 2000 and 1999, respectively                     256             255
   Common stock - Class B, $0.01 par value, 1,000 shares authorized;
   1,000 shares issued and outstanding at December 31, 2000                                   -               -
   Additional paid-in capital                                                           149,996         149,742
   Accumulated deficit                                                                 (208,046)       (187,501)
   Treasury stock, 311,997 shares, at cost                                                 (547)           (547)
                                                                                    -----------     -----------
      Total stockholders' equity (deficit)                                              (58,341)        (38,051)
                                                                                    -----------     -----------
      Total liabilities and stockholders' equity (deficit)                           $   81,044      $   74,073
                                                                                    ===========     ===========

                See accompanying notes to financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share)

                                                                     Year ended December 31,
                                                           ------------------------------------------
                                                              2000            1999            1998
                                                           ----------      ----------      ----------
Revenues (Note 5):
  Product                                                  $   41,971      $   43,018      $   16,950
  Ratable product                                              12,093               -               -
  Service                                                      48,066          52,655          46,463
                                                           ----------      ----------      ----------
    Total revenues                                            102,130          95,673          63,413
                                                           ----------      ----------      ----------

Cost of revenues (Notes 5 and 7):
  Product                                                      30,031          34,752          13,222
  Ratable product                                              10,006               -               -
  Service                                                      30,636          26,724          32,419
                                                           ----------      ----------      ----------
    Total cost of revenues                                     70,673          61,476          45,641
                                                           ----------      ----------      ----------

Gross profit                                                   31,457          34,197          17,772
                                                           ----------      ----------      ----------

Expenses:
  General and administrative                                   12,478          14,706          22,875
  Customer service                                              7,146           7,770          10,604
  Sales and marketing                                           4,980           4,091           7,372
  Engineering                                                   4,345           2,685           5,399
  Network services center                                       1,512           1,437           1,992
  Severance and AutoLink(R) termination cost                        -            (189)          5,357
  Depreciation and amortization                                 5,907           6,551           5,829
                                                           ----------      ----------      ----------
                                                               36,368          37,051          59,428
                                                           ----------      ----------      ----------

    Operating loss                                             (4,911)         (2,854)        (41,656)

Interest income                                                 1,371           2,037           4,827
Interest expense                                              (13,368)        (13,422)        (17,099)
Other income (Note 7)                                           1,569           2,715               -
                                                           ----------      ----------      ----------
  Loss before income taxes, extraordinary item and
    cumulative effect of accounting change                    (15,339)        (11,524)        (53,928)
Income tax provision                                                -               -               -
                                                           ----------      ----------      ----------
  Loss before extraordinary item and
    cumulative effect of accounting change                    (15,339)        (11,524)        (53,928)
Extraordinary item                                                  -               -          18,867
Cumulative effect of accounting change                         (5,206)              -               -
                                                           ----------      ----------      ----------
  Net loss                                                 $  (20,545)     $  (11,524)     $  (35,061)
                                                           ==========      ==========      ==========

Basic and diluted loss per share:
  Loss before extraordinary item and cumulative
    effect of accounting change                            $    (0.61)     $    (0.46)     $    (2.17)
  Extraordinary item                                              -               -              0.76
  Cumulative effect of accounting change                        (0.20)            -               -
                                                           ----------      ----------      ----------
  Net loss                                                 $    (0.81)     $    (0.46)     $    (1.41)
                                                           ==========      ==========      ==========

Weighted average number of shares outstanding
  Basic                                                        25,291          24,974          24,899
                                                           ==========      ==========      ==========
  Diluted                                                      25,291          24,974          24,899
                                                           ==========      ==========      ==========

                See accompanying notes to financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        Year ended December 31,
                                                                               ------------------------------------------
                                                                                  2000            1999            1998
                                                                               ----------      ----------      ----------
Cash flows from operating activities:
  Net loss                                                                     $  (20,545)     $  (11,524)     $  (35,061)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                 5,907           6,551           5,829
      Amortization of discount on notes payable                                       394             393             503
      Extraordinary item                                                                -               -         (18,867)
      Provision for bad debts                                                       1,477           4,294           6,650
      (Increase) in accounts receivable                                              (874)         (3,050)         (7,272)
      (Increase) decrease in inventory                                             (3,924)          3,629          (9,776)
      (Increase) decrease in deferred product costs                               (17,176)              -               -
      Increase (decrease) in accounts payable                                       5,561          (8,931)          5,100
      Increase (decrease) in deferred product revenues                             20,941               -               -
      Increase (decrease) in accrued expenses and other current liabilities           365          (9,255)         15,873
      Net book value of equipment retired                                               -           1,950               -
      Other                                                                           387          (1,702)          1,409
                                                                               ----------      ----------      ----------
        Net cash used in operating activities                                      (7,487)        (17,645)        (35,612)
                                                                               ----------      ----------      ----------

Cash flows from investing activities:
      Additions to network and equipment                                           (1,581)         (2,329)         (9,202)
      Additions to capitalized software                                            (1,019)           (774)         (1,318)
      Liquidation of pledged securities                                            12,705          12,083          14,553
      Decrease in temporary investments                                                 -               -          13,626
      (Increase) decrease in short-term investments                                12,601          (2,893)         10,001
                                                                               ----------      ----------      ----------
        Net cash provided by investing activities                                  22,706           6,087          27,660
                                                                               ----------      ----------      ----------

Cash flows from financing activities:
      Purchase of senior notes                                                          -               -         (10,427)
      Release of pledged securities allocable to retired senior notes                   -               -           8,063)
      Proceeds from exercise of stock options                                         255             264               -
                                                                               ----------      ----------      ----------
        Net cash provided by (used in) financing activities                           255             264          (2,364)
                                                                               ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents                                   15,474         (11,294)        (10,316)
Cash and cash equivalents, beginning of year                                        5,167          16,461          26,777
                                                                               ----------      ----------      ----------
Cash and cash equivalents, end of year                                             20,641           5,167          16,461
Short-term investments                                                                  -          12,601           9,708
                                                                               ----------      ----------      ----------
Cash and short-term investments                                                $   20,641      $   17,768      $   26,169
                                                                               ==========      ==========      ==========

Supplemental cash flow information:
      Interest paid                                                            $   12,974      $   12,974      $   16,806
                                                                               ==========      ==========      ==========

                See accompanying notes to financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   (in thousands, except share information)

                                                          Preferred Stock             Common Stock
                                                        --------------------    ------------------------     Common Stock - Class B
                                                        Shares      Amount        Shares        Amount        Shares        Amount
                                                        --------------------    ------------------------    ------------------------
Stockholder's equity (deficit) at December 31, 1997      1,000    $        -    25,210,983    $      252             -    $        -
  Net loss for year
                                                        --------------------    ------------------------    ------------------------
Stockholders' equity (deficit) at December 31, 1998      1,000             -    25,210,983           252             -             -
  Exercise of stock options                                                        221,227             3
  Net loss for year
                                                        --------------------    ------------------------    ------------------------
Stockholders' equity (deficit) at December 31, 1999      1,000             -    25,432,210           255             -             -
  Exercise of stock options                                                        206,616             1
  Conversion of Series D Preferred Stock to
      Class B Common Stock                              (1,000)            -                                     1,000             -
  Net loss for year
                                                        --------------------    ------------------------    ------------------------
Stockholders' equity (deficit) at December 31, 2000          -    $        -    25,638,826    $      256         1,000    $        -
                                                        ====================    ========================    ========================

                                                            Additional          Treasury Stock
                                                             Paid-in        -----------------------      Accumulated
                                                             Capital         Shares       Amount          Deficit         Total
                                                            ----------      -----------------------      ----------      ----------
Stockholder's equity (deficit) at December 31, 1997         $  149,481        311,997    $     (547)     $ (140,916)     $    8,270
  Net loss for year                                                                                         (35,061)        (35,061)
                                                            ----------      -----------------------      ----------      ----------
Stockholders' equity (deficit) at December 31, 1998            149,481        311,997          (547)       (175,977)        (26,791)
  Exercise of stock options                                        261                                                          264
  Net loss for year                                                                                         (11,524)        (11,524)
                                                            ----------      -----------------------      ----------      ----------
Stockholders' equity (deficit) at December 31, 1999            149,742        311,997          (547)       (187,501)        (38,051)
  Exercise of stock options                                        254                                                          255
  Conversion of Series D Preferred Stock to
      Class B Common Stock
  Net loss for year                                                                                         (20,545)        (20,545)
                                                            ----------      -----------------------      ----------      ----------
Stockholders' equity (deficit) at December 31, 2000         $  149,996        311,997    $     (547)     $ (208,046)     $  (58,341)
                                                            ==========      =======================      ==========      ==========

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

2.     PENDING DEBT AND EQUITY TRANSACTIONS

     On February 14, 2001, the Company executed a stock purchase and exchange agreement (the "Agreement") with Minorplanet Systems PLC ("Minorplanet"), a leading worldwide producer and distributor of telemetric-based vehicle management information systems (VMI), and with the majority holder of the Company's Senior Notes.

     Under the terms of the Agreement, Minorplanet is to acquire 10 million shares of the Company's common stock for $10 million and receive an additional 140 million shares of the Company's common stock in exchange for an exclusive ninety-nine year license to market, distribute and operate Minorplanet's VMI technologies in the United States, Canada and Mexico. Additionally, a majority in interest of the Company's 13 3/4% Senior Notes due 2005, which parties in the aggregate hold approximately 75 percent of the Senior Notes, have agreed to
(i) exchange their Senior Notes for approximately 56.2 million shares of the Company's common stock, (ii) accept payment of all interest on the Senior Notes accrued through December 15, 2000, and (iii) waive payment of the balance of any interest accrued from December 16, 2000 through April 30, 2001. Under the terms of the Agreement, the majority in interest of the Company's 13 3/4% Senior Notes accrue interest at the coupon rate for the period from May 1, 2001 through the closing date of the contemplated transactions.

     As contemplated by the Agreement, the Company also intends to begin an exchange offer to the remaining holders of the Senior Notes, offering to exchange Senior Notes for the Company's common stock on substantially the same terms as that agreed to by the majority noteholder. Assuming conversion of all of the Senior Notes to common stock, the holders thereof would hold common stock representing approximately 29 percent of the Company, and Minorplanet would hold approximately 58 percent.

     Consummation of the transaction is subject to a number of conditions including, but not limited to, approval by Company's common stockholders, approval by the Company's Class B common stockholder which was obtained on April 10, 2001, the Company's continued listing on The Nasdaq Small Cap Market, and other contractual, governmental and regulatory approvals.

     In the event these transactions are consummated as contemplated, the Company will have significantly reduced its indebtedness and related interest expense. In addition, the Company will shortly thereafter commence distribution of the Minorplanet product in the United States. The Company currently believes that consummation of these transactions will substantially mitigate the uncertainties described in Note 4 to the consolidated financial statements. Consummation of this transaction is also a condition of the Company maintaining its listing on the Nasdaq Small Cap Market. See Note 3.

3.     NON-COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

     In December 2000, the Company was notified by letter from the Nasdaq Stock Market, Inc. ("Nasdaq"), that it was no longer in compliance with the (i) net tangible asset, (ii) market capitalization, and (iii) net income requirement for continued listing on the Nasdaq Small Cap Market.

     Subsequent to an oral hearing before the Nasdaq Listings Qualification Panel (the "Panel") the Company received written determination from the Panel on February 12, 2001 that it would be allowed to remain listed provided that by February 23, 2001 (deadline subsequently extended to February 27, 2001), it satisfied certain conditions, including the provision to the Panel of executed definitive documents for the transactions with Minorplanet and the majority noteholder (see Note 2) and the filing of a Preliminary Proxy Statement with the SEC and Nasdaq including a proposal to obtain shareholder approval for the (i) Minorplanet transaction , (ii) the conversion of the Senior Notes held by the majority noteholder, and (iii) a reverse stock split; and by April 23, 2001, that the Company provide documentation to Nasdaq that (i) the Minorplanet and majority noteholder transactions have been consummated, and (2) make a public filing with the SEC and Nasdaq evidencing net tangible assets of at least $12,000,000.

     On March 5, 2001, Nasdaq informed the Company that the closing bid price for its common stock had fallen below the $1.00 per share minimum required for continued listing on the Nasdaq SmallCap Market, and added the additional condition to the Company's continued listing that the closing price of our common stock must be over $1.00 for a period of 10 consecutive days by May 29, 2001. On April 4, 2001, the Company filed a request for extension of the April 23, 2001 deadlines and the May 29, 2001 deadlines. By letter dated April 30, 2001, Nasdaq extended these deadlines to July 2, 2001.

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

     If the Company's securities are delisted from the Nasdaq SmallCap, the Company may subsequently apply for inclusion in the Nasdaq SmallCap Market if it satisfies the initial inclusion requirements. If the Company's securities are delisted from the Nasdaq SmallCap Market, there can be no assurances that the Company will be able to satisfy the initial inclusion requirements for listing on the Nasdaq SmallCap Market and its failure to do so may have a material adverse effect on the business, financial condition and results of operations of the Company. The Company currently believes that the Company's securities will be delisted from the Nasdaq SmallCap Market if the Company fails to finally consummate the transactions with Minorplanet and majority noteholder on or before July 2, 2001, and otherwise comply with the other conditions contained in the February 12, 2001 and March 5, 2001 Nasdaq determination letters. There can be no assurances that the Company will be able to finally consummate the transactions with Minorplanet and the majority noteholder and satisfy the other conditions to continued listing imposed upon the Company by Nasdaq on or before July 2, 2001, and the Company believes that its failure to do so, may have a material adverse effect on the business, financial conditions and results of operations of the Company.

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

5.     CHANGE IN ACCOUNTING PRINCIPLE

     The Company earns revenues from service contracts, and from related products sold to customers (for which title generally passes on shipment). In accordance with previously existing generally accepted accounting principles, the Company recognized revenues from product sales at the time the mobile units were shipped to customers, or upon customer acceptance of the product if acceptance was required by the sales contract. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition during the fourth quarter of 2000, effective January 1, 2000.

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

Pro forma amounts assuming the new revenue recognition method is applied retroactively are as follows:

                                                                                        1999                         1998
                                                                             -------------------------   --------------------------
                                                                             As Reported     Pro Forma   As Reported      Pro Forma
                                                                             -------------------------   --------------------------
Loss before extraordinary item                                               $  (11,524)    $  (12,293)  $  (53,928)      $ (55,180)
Basic and diluted loss per share before extraordinary item                   $    (0.46)    $    (0.49)  $    (2.17)      $   (2.22)

Net loss                                                                     $  (11,524)    $  (12,293)  $  (35,061)      $ (36,313)
Basic and diluted net loss per share                                         $    (0.46)    $    (0.49)  $    (1.41)      $   (1.46)

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

Revenue Recognition

     The Company recognizes revenue under the provisions of SAB 101. Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the life of the estimated customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Sales arrangements for which revenues are deferred pursuant to SAB 101 relate primarily to the Company's sales of its mobile units to long-haul trucking customers.

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

     Service revenue generally commences upon product installation and is recognized ratably over the period such services are provided.

     Prior to 2000, revenues from product sales and licensing of product software were generally recognized at the time the mobile units were shipped to customers unless the sales arrangement required specific product acceptance by the customer, in which case revenues were recognized upon the receipt by the Company of such acceptance. During 1998, the Company entered into the initial Service Vehicle Contract for delivery of mobile units coupled with development and delivery of additional features over the term of the installation period. The earning process on the Contract was not complete until all of the additional features had been delivered and accepted by the customer, since the customer had the right of return until acceptance. Accordingly, revenue was not recognized for the mobile units shipped in connection with the Contract during 1998. The earning process on the initial Service Vehicle Contract was completed during 1999 upon the acceptance of the delivered mobile units by the customer, and revenue was recognized.

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

Business and Credit Concentrations

     Accounts receivable generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts that may eventually become uncollectible and to provide for any disputed charges. During 2000 and 1999, one customer accounted for approximately 47% and 38%, respectively, of total revenues. During 1998, no customer accounted for more than 10% of total revenues.

     The Company's bad debt expense as a percent of total revenues was 1.4%, 4.5% and 10.5% in 2000, 1999, and 1998, respectively. This trend is primarily due to changes in the Company's operating policies since 1998 and the general improvement in the creditworthiness of the customer base as a result of the significant sales to one customer noted above. The Company's allowance for doubtful accounts as a percentage of total accounts receivable was approximately 36% at both December 31, 2000 and 1999, reflecting that the majority of the accounts reserved in prior years have not yet been charged off.

Inventories

     Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a provision for excess and obsolete inventory based on a usage formula for component parts and specific identification criteria for finished goods.

Network, Equipment and Software

     Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally range from three to five years. Maintenance and repairs are charged to operations, while renewals or betterments are capitalized.

Research and Development Costs

     The Company expenses research and development costs as incurred. During 2000, 1999 and 1998, the Company expensed $2,181,000, $1,241,000 and $2,286,000, respectively, in research and development costs for new products that is reflected in "Engineering Expenses" in the Consolidated Statements of Operations. The 1998 amount is net of $324,000 of research and development expenditures reimbursed by a third party.

Capitalized Software Costs

     Software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during 2000, 1999 and 1998 were $1,019,000, 774,000 and 1,318,000, respectively.

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

Reporting Comprehensive Income

     The accompanying consolidated financial statements do not include any items of other comprehensive income.

New Accounting Standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is required to be adopted effective January 1, 2001. Adoption of this Standard will have no effect on the Company as it currently operates.

Reclassifications

     The Company provides repair and maintenance activities on the installed base of mobile units. Historically, revenues and cost of revenues related to support and maintenance activities have been reported as a component of "product revenues" and "cost of product revenues," respectively. The Company believes this activity directly relates to the realization of the recurring stream of "service revenue." Accordingly, in 2000, the Company has classified the revenues and cost of revenues related to repair and maintenance activities with "service revenues" and "cost of service revenues," respectively. Amounts for prior years have been reclassified for consistent presentation.

     During the fourth quarter of 2000, the Company adopted Emerging Issues Task Force - Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires the presentation of amounts billed to customers for shipping and handling, and the related costs incurred for shipping and handling to be recognized as components of "Product Revenues" and "Cost of Product Revenues," respectively. Previously these amounts had been reflected "net" in "Operating Expenses." Amounts for prior years have been reclassified for consistent presentation.

7.     UNUSUAL ITEMS

     "Other Income" in 2000 primarily consists of the proceeds from the settlement of litigation, net of related expenses.

     During 1999, the Company recorded the benefit of credits due from cellular carriers related to 1997 and 1998 based on a settlement agreement reached on May 3, 1999, with GTE Wireless, Inc. and GTE Telecommunications Incorporated. These credits had not been previously recognized because of significant uncertainty as to their ultimate collectibility, due to a dispute among the parties as to who was responsible for securing the collection of the credits. This uncertainty was resolved as a result of the settlement agreement. The effect of these credits was to increase income by $4,533,000, of which $4,389,000 is reflected as a reduction in "Cost of Service Revenue" in the accompanying Consolidated Statements of Operations.

     During 1997, the Company entered into a contract with a customer for a new generation of mobile unit. Pending delivery of the contracted units, the customer installed current-generation mobile units. In 1999, the Company and the customer negotiated a settlement agreement, the terms of which included termination of the contract and the return of approximately 2,900 mobile units to the Company that had been installed by the customer. Pending delivery of the contracted units, the proceeds from the purchase price for these units had been recorded as deferred revenue. "Other Income" in 1999 includes a gain of approximately $800,000 related to this settlement, which amount represents the sum of (1) the previously deferred purchase price, the fair value of the mobile units returned, and cash received from the customer, reduced by (2) the net book value of the mobile units that had been installed.

     The remaining balance of "Other Income" in 1999 primarily consists of the proceeds from the settlement of litigation, net of related expenses.

       During 1999, the earning process was culminated and the Company recognized product revenues of $29.7 million on the mobile units delivered under the Service Vehicle Contract. Included in 1999 "Cost of Product Revenues" in the accompanying Consolidated Statements of Operations is a warranty provision of $3.5 million, that is the estimated cost to be incurred to repair a defective subcomponent in the mobile units. The related warranty liability is included in "Other Current Liabilities" in the accompanying Consolidated Balance Sheet at December 31, 1999.

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

     The following is a summary of activity relating to Severance and AutoLink(R) termination costs payable:

Balance at December 31, 1997                                                            $         -
        1998 Activity:
                    Accrued Severance and AutoLink termination costs                    $ 5,357,000
                    Cash payments for severance and contractual obligations              (2,895,000)
                    Asset write-offs                                                       (434,000)
                                                                                        -----------
Balance at December 31, 1998                                                              2,028,000
        1999 Activity:
                    Cash payments for severance and contractual obligations              (1,839,000)
                    Restored to income                                                     (189,000)
                                                                                        -----------
Balance at December 31, 1999                                                            $         -
                                                                                        -----------

9.     CASH AND SHORT-TERM INVESTMENTS

     Cash and short-term investments consist of the following:

December 31,                                                                    2000            1999
                                                                           -------------    -------------
Cash and commercial paper                                                  $  11,196,000    $  2,533,000
Money market accounts                                                          9,445,000       2,634,000
                                                                           -------------    -------------
        Cash and cash equivalents                                             20,641,000       5,167,000
                                                                           -------------    -------------

Corporate notes and bonds                                                              -       3,065,000
State, Municipal and Agency securities                                                 -       1,015,000
Commercial paper                                                                       -       8,521,000
                                                                           -------------    -------------
        Short-term investments                                                         -      12,601,000
                                                                           -------------    -------------
Total cash and short-term investments                                      $  20,641,000    $ 17,768,000
                                                                           -------------    -------------

10.    INVENTORIES

     Inventories consist of the following:

December 31,                                                                    2000            1999
                                                                           -------------    -------------
Complete systems                                                           $  3,240,000     $  6,576,000
Component parts                                                               5,919,000        2,302,000
Equipment shipped not yet accepted                                            4,057,000          414,000
                                                                           -------------    -------------
                                                                           $ 13,216,000     $  9,292,000
                                                                           -------------    -------------

11.  NETWORK, EQUIPMENT AND SOFTWARE

Network, equipment and software consist of the following:

December 31,                                           2000            1999
                                                   ------------    ------------

Network service center                             $ 15,031,000    $ 14,945,000
Computers and office equipment                        7,308,000       6,026,000
Machinery and equipment                               3,123,000       2,909,000
Software                                              6,684,000       5,665,000
                                                   ------------    ------------
                                                     32,146,000      29,545,000
Less: accumulated depreciation and amortization     (19,295,000)    (13,842,000)
                                                   ------------    ------------
                                                   $ 12,851,000    $ 15,703,000
                                                   ------------    ------------


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

13.  OTHER CURRENT LIABILITIES

December 31,                                           2000            1999
                                                   ------------    ------------

Accrued warranty costs                             $  1,469,000    $  3,933,000
Other                                                 7,357,000       5,424,000
                                                   ------------    ------------
                                                   $  8,826,000    $  9,357,000
                                                   ------------    ------------

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

15.  INCOME TAXES

The components of the Company's net deferred tax asset are as follows:

December 31,                                           2000            1999
                                                   ------------    ------------

Deferred tax assets
     Step-up of tax basis in assets                $  1,390,000    $  1,390,000
     Research and development credit                    205,000         206,000
     Recapitalization costs                             167,000         158,000
     Deferred Revenue                                 1,280,000               -
     Allowance for doubtful accounts                  2,484,000       2,576,000
     Accrued interest                                   332,000         332,000
     Other accrued liabilities                        1,360,000       1,827,000
     Inventory                                          408,000         283,000
     Net operating loss carryforwards                62,177,000      55,312,000
                                                   ------------    ------------
     Gross deferred tax assets                       69,803,000      62,084,000
     Valuation allowance                            (67,256,000)    (60,405,000)
                                                   ------------    ------------
     Net deferred tax assets                          2,547,000       1,679,000
Deferred tax liability
     Depreciation                                    (2,160,000)     (1,100,000)
Other                                                  (387,000)       (579,000)
                                                   ------------    ------------
Net deferred tax asset                             $          -    $          -
                                                   ------------    ------------

     The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

December 31,                                        2000          1999            1998
                                                ------------   ------------   ------------

Income tax at Federal statutory rate            $ (6,985,000)  $ (3,918,000)  $(11,921,000)
Net operating losses not benefited                 6,851,000      3,904,000     11,860,000
Other                                                134,000         14,000         61,000
                                                ------------   ------------   ------------
     Income tax benefit                         $          -   $          -   $          -
                                                ------------   ------------   ------------

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

16.  STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Conversion of Series D Preferred Stock to Series B Common Stock

     Southwestern Bell Wireless Holdings, Inc., now known as Cingular Wireless, LLC, a joint venture in which SBC Communications Inc., ("SBC") is a lead venturer, owned all of the outstanding shares of Series D Participating Convertible Preferred Stock ("Series D Preferred Stock").

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

                                                    For the Year Ended December 31,
                                        -------------------------------------------------------
                                               2000               1999               1998
                                        -------------------------------------------------------
Net loss             As Reported        $   (20,545,000)     $  (11,524,000)     $  (35,061,000)
                     Pro Forma          $   (21,188,000)     $  (12,222,000)     $  (36,007,000)

Net loss per share   As Reported        $         (0.81)     $        (0.46)     $        (1.41)
                     Pro Forma          $         (0.84)     $        (0.49)     $        (1.45)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows:

                                      For the Year Ended December 31,
                                   -------------------------------------
                                      2000          1999         1998
                                   -------------------------------------
Dividend                                 -             -            -
Expected volatility                  92.31%        83.83%       59.83%
Risk free rate of return              5.89%         6.05%        4.96%
Expected life in years                  6.0           6.0          4.9


     A summary of the status of the Company's Plan as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below:

                                                   2000                      1999                     1998
                                        ------------------------------------------------------------------------------
                                                        Weighted                  Weighted                  Weighted
                                                        Average                   Average                   Average
                                                        Exercise                  Exercise                  Exercise
                                           Shares         Price       Shares        Price         Shares      Price
                                        ------------------------------------------------------------------------------
Outstanding at beginning of year          1,707,319     $  1.36     1,946,590     $    3.50     2,157,309    $  7.82
Granted                                     319,500        1.51       790,242          1.60     1,481,490       1.34
Exercised                                  (206,616)       1.23      (221,227)         1.19             -          -
Forfeited                                  (165,582)       1.58      (808,286)         6.82    (1,692,209)      7.12
                                        ------------------------------------------------------------------------------
Outstanding at end of year                1,654,621     $  1.38     1,707,319     $    1.36     1,946,590    $  3.50
                                        ------------------------------------------------------------------------------
Options exercisable at end of year          765,945     $  1.32       560,376     $    1.29     1,056,676    $  5.12
                                        ------------------------------------------------------------------------------
Weighted average fair value of
  options granted during the year                       $  1.18                   $    1.60                  $  0.74
                                        ------------------------------------------------------------------------------


     The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:

                                              Options Outstanding                                Options Exercisable
                          --------------------------------------------------------------------------------------------------
                             Number of       Weighted Average       Weighted Average       Number of       Weighted Average
Range of Option Price         Options         Remaining Life         Exercise Price         Options         Exercise Price
----------------------------------------------------------------------------------------------------------------------------
  $1.00 to $1.19              599,067             3.3                  $   1.07             383,359             $   1.07
  $1.41 to $1.78              963,554             4.9                      1.50             345,786                 1.50
  $2.03 to $2.19               92,000             4.3                      2.15              36,800                 2.15
                          --------------------------------------------------------------------------------------------------
                            1,654,621             4.3                  $   1.38             765,945             $   1.32
                          --------------------------------------------------------------------------------------------------



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

Lease Commitments

     The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases were as follows as of December 31, 2000:

               2001           $  1,422,000
               2002              1,376,000
               2003              1,279,000
               2004              1,297,000
               2005              1,186,000
               Thereafter        2,977,000
                              ------------
                              $  9,537,000
                              ------------


     During 2000, 1999 and 1998, total rent expense charged to operating expenses was approximately $1,322,000, $1,413,000 and $1,606,000, respectively.

Contingencies

     The outsource manufacturer (the "vendor") that supplies substantially all of the Company's finished goods inventory has asserted a claim of approximately $4.0 million for reimbursement for excess and obsolete inventory. The Company believes that it has meritorious defenses to this alleged claim and is vigorously denying liability. The evaluation of this alleged claim is in its early stages and, accordingly, it is currently not possible to assess whether the likelihood of an unfavorable outcome to the Company is possible, probable or remote. Therefore, no provision has been made in the consolidated financial statements for this claim. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The Company is currently is discussion with alternative manufacturers to resume production. The Company currently believes that any delay in production as a result of this dispute will be minimal and will not have a material effect on its results of operations or financial condition.

18.  RELATED PARTY TRANSACTIONS

     Certain affiliates of one of the Company's shareholders, Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, are both customers and vendors. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of

SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services.

     Transactions with these affiliated companies of SBC during the three years ended December 31, 2000 are summarized below.


Year ended December 31,                2000            1999          1998
                                   ------------    ------------   ----------
          Revenues                 $ 47,713,000    $ 35,878,000   $  547,000


As of December 31,                     2000            1999
                                   ------------    ------------
          Accounts receivable      $  5,858,000    $  3,332,000
          Accounts payable         $    403,000    $    366,000


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

19.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Unaudited quarterly results of operations for 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                                   First     Second      Third     Fourth
                                                                  Quarter    Quarter    Quarter    Quarter
                                                                  -------    -------    -------    -------
2000
----

Total revenues                                                    $16,312    $26,257    $29,780    $29,781
Gross profit                                                        5,944      8,955      9,461      7,097
Operating income (loss)                                            (1,793)       (27)       492     (3,583)
Loss before cumulative effect of accounting change                 (4,466)    (3,003)    (2,588)    (5,282)
Cumulative effect of accounting change                             (5,206)         -          -          -
Net loss                                                           (9,672)    (3,003)    (2,588)    (5,282)
Loss per share:
     Before cumulative effect                                     $ (0.18)   $ (0.12)   $ (0.10)   $ (0.21)
     Cumulative effect of accounting change                       $ (0.20)         -          -          -
     Basic and diluted loss                                       $ (0.38)   $ (0.12)   $ (0.10)   $ (0.21)
Weighted average shares outstanding                                25,189     25,322     25,327     25,327

1999
----

Total revenues                                                    $17,081    $33,198    $29,104    $16,290
Gross profit                                                       10,660     11,945      5,467      6,125
Operating income (loss)                                             1,849      2,349     (3,991)    (3,061)
Net income (loss)                                                     390        188     (6,156)    (5,946)
Income (loss) per share:
     Basic and diluted loss                                       $  0.02    $  0.01    $ (0.25)   $ (0.24)
Weighted average shares outstanding
     Basic                                                         24,993     24,981     24,987    $25,015
     Diluted                                                       25,444     25,308     24,987     25,015

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULES

To the Board of Directors and Stockholders of @Track Communications, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of @Track Communications, Inc. (formerly HighwayMaster Communications, Inc.) and its subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows, and stockholder's equity (deficit), for the years then ended, included in the Annual Report on Form 10-K/A, and have issued our report thereon dated February 22, 2001 (except for the matters discussed in Notes 2, 3 and 17, as to which the date is May 1, 2001), which contains an explanatory paragraph with respect to the Company's ability to continue as a going concern. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts for years ended December 31, 2000 and 1999, is not a required part of the basic consolidated financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
May 1, 2001



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

PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 16, 1999

                                                                     SCHEDULE II

                          @TRACK COMMUNICATIONS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                              Balance at     Charged to
                                             Beginning of    Costs and                                        Balance at
        Description                             Period        Expenses       Deductions         Other        End of Period
---------------------------------            ------------    ----------      ----------      ----------      -------------

Year ended December 31, 1998
   Allowance for doubtful accounts
      Accounts receivable                     2,148,000       6,650,000         (38,000)        768,000       9,528,000
      Other receivable                          900,000               -        (900,000)              -               -
   Inventory reserves                         1,209,000         332,000        (234,000)              -       1,307,000
   Warranty reserve                             493,000           1,000        (110,000)              -         384,000
   Severance and AutoLink
      termination costs payable                       -       5,357,000      (3,329,000)              -       2,028,000
   Valuation allowance against
      deferred tax asset                     45,304,000      11,197,000               -               -      56,501,000

Year ended December 31, 1999
   Allowance for doubtful accounts
      Accounts receivable                     9,528,000       4,294,000      (6,374,000)              -       7,448,000
   Inventory reserves                         1,307,000         245,000        (719,000)              -         833,000
   Warranty reserve                             384,000       3,914,000        (365,000)              -       3,933,000
   Severance and AutoLink
      termination costs payable               2,028,000        (189,000)     (1,839,000)              -               -
   Valuation allowance against
      deferred tax asset                     56,501,000       3,904,000               -               -      60,405,000

Year ended December 31, 2000
   Allowance for doubtful accounts
      Accounts receivable                     7,448,000       1,477,000      (1,620,000)              -       7,305,000
   Inventory reserves                           833,000         749,000        (383,000)              -       1,199,000
   Warranty reserve                           3,933,000       1,208,000      (3,672,000)              -       1,469,000
   Valuation allowance against
      deferred tax asset                     60,405,000       6,851,000               -               -      67,256,000