Form 10-Q
period 2001-03-31
AT TRACK COMMUNICATIONS INC
filed 2001-05-11
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
       Title of each class                              May 4, 2001
-------------------------------------         ----------------------------------
Common Stock, $.01 par value                             25,326,829
Common Stock, Class B, $.01 par value                         1,000

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                                    Form 10-Q

                                      INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------

PART I.  FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements:

         Consolidated Balance Sheets at March 31, 2001
            and December 31, 2000                                            3

         Consolidated Statements of Operations for the
            three months ended March 31, 2001 and 2000                       4

         Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000                             5

         Consolidated Statement of Changes in Stockholders' Equity
            (Deficit) for the three months ended March 31, 2001              6

         Notes to Consolidated Financial Statements                          7-10

Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    11-12

Item 3   Quantitative and Qualitative Disclosures About
            Market Risk                                                      12

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                   13

Item 2   Changes in Securities                                               13

Item 3   Defaults Upon Senior Securities                                     13

Item 4   Submission of Matters to a Vote of Security Holders                 13

Item 5   Other Information                                                   13

Item 6   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14

                         PART I - FINANCIAL INFORMATION

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                      ASSETS

                                                                                      March 31,     December 31,
                                                                                        2001           2000
                                                                                      ---------     ------------
Current assets:
  Cash and short-term investments                                                     $  11,173      $  20,641
  Accounts receivable, net                                                                9,427         12,738
  Inventories                                                                            10,598         13,216
  Deferred product costs - current portion                                                5,988          7,406
  Other current assets                                                                    1,971          1,759
                                                                                      ---------      ---------
     Total current assets                                                                39,157         55,760
Network, equipment and software, net                                                     12,107         12,851
  Deferred product costs - non-current portion                                            9,562          9,770
Other assets, net                                                                         2,488          2,663
                                                                                      ---------      ---------
     Total assets                                                                     $  63,314      $  81,044
                                                                                      =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                    $   2,932      $   7,992
  Telecommunications costs payable                                                        4,999          5,358
  Accrued interest payable                                                                2,969          3,784
  Deferred product revenues - current portion                                             7,221          8,975
  Other current liabilities                                                               4,743          8,826
                                                                                      ---------      ---------
     Total current liabilities                                                           22,864         34,935
  Deferred product revenues - non-current portion                                        11,790         11,966
Senior notes payable                                                                     92,583         92,484
                                                                                      ---------      ---------
     Total liabilities                                                                  127,237        139,385
                                                                                      ---------      ---------

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
  Common Stock                                                                              256            256
  Common Stock - Class B                                                                     --             --
  Additional paid-in capital                                                            149,996        149,996
  Accumulated deficit                                                                  (213,628)      (208,046)
  Treasury stock                                                                           (547)          (547)
                                                                                      ---------      ---------
     Total stockholders' equity  (deficit)                                              (63,923)       (58,341)
                                                                                      ---------      ---------
     Total liabilities and stockholders' equity (deficit)                             $  63,314      $  81,044
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

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)

                                                                              Three months ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              2001          2000
                                                                            --------      --------

Revenues:
  Product                                                                   $  7,552      $  1,054
  Ratable product                                                              2,529         3,025
  Service                                                                     12,355        12,233
                                                                            --------      --------
     Total revenues                                                           22,436        16,312
                                                                            --------      --------
Cost of revenues:
  Product                                                                      6,084           844
  Ratable product                                                              2,092         2,420
  Service                                                                      6,620         7,104
                                                                            --------      --------
    Total cost of revenues                                                    14,796        10,368
                                                                            --------      --------

Gross profit                                                                   7,640         5,944
                                                                            --------      --------

Expenses:
  General and administrative                                                   3,393         2,594
  Customer service                                                             2,001         1,684
  Sales and marketing                                                          1,159         1,097
  Engineering                                                                  1,516           581
  Network services center                                                        409           352
  Depreciation and amortization                                                1,585         1,429
                                                                            --------      --------
                                                                              10,063         7,737
                                                                            --------      --------

    Operating loss                                                            (2,423)       (1,793)

Interest income                                                                  183           527
Interest expense                                                              (3,342)       (3,342)
Other income                                                                      --           142
                                                                            --------      --------
    Loss before income taxes and cumulative effect of accounting change       (5,582)       (4,466)
Income tax provision                                                              --            --
                                                                            --------      --------
    Loss before cumulative effect of accounting change                        (5,582)       (4,466)
Cumulative effect of accounting change                                            --        (5,206)
                                                                            --------      --------
Net loss                                                                    $ (5,582)     $ (9,672)
                                                                            ========      ========

Basic and diluted loss per share:
  Loss before cumulative effect of accounting change                        $  (0.22)     $  (0.18)
  Cumulative effect of accounting change                                          --         (0.20)
                                                                            --------      --------
  Net loss                                                                  $  (0.22)     $  (0.38)
                                                                            ========      ========

Weighted average number of shares outstanding:
   Basic and diluted                                                          25,327        25,189
                                                                            ========      ========

          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                       Three months ended
                                                                            March 31,
                                                                      ----------------------
                                                                        2001         2000
                                                                      --------      --------

Cash flows from operating activities:
  Net loss                                                            $ (5,582)     $ (9,672)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                       1,585         1,429
     Amortization of discount on notes payable                              99            99
     Provision for bad debts                                               515           223
     Decrease in accounts receivable                                     2,796         2,240
     (Increase) decrease in inventory                                    2,618          (625)
     (Increase) decrease in deferred product costs                       1,626       (23,544)
     Increase (decrease) in accounts payable                            (5,060)          296
     Increase (decrease) in deferred product revenues                   (1,930)       28,423
     (Decrease) in accrued expenses and other current liabilities       (5,257)       (3,344)
     Other                                                                (150)         (610)
                                                                      --------      --------
          Net cash used in operating activities                         (8,740)       (5,085)
                                                                      --------      --------

Cash flows from investing activities:
     Additions to network, equipment and software                         (728)         (366)
     Decrease in pledged securities                                         --         6,343
     Decrease in short-term investments                                     --         9,561
                                                                      --------      --------
          Net cash provided by (used in) investing activities             (728)       15,538
                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                --           246
                                                                      --------      --------
          Net cash provided by financing activities                         --           246
                                                                      --------      --------
Increase (decrease) in cash and cash equivalents                        (9,468)       10,699
Cash and cash equivalents, beginning of period                          20,641         5,167
                                                                      --------      --------
Cash and cash equivalents, end of period                                11,173        15,866
Short-term investments                                                      --         3,040
                                                                      --------      --------
Cash and short-term investments                                       $ 11,173      $ 18,906
                                                                      ========      ========

Supplemental cash flow information:
     Interest paid                                                    $  4,054      $  6,487
                                                                      ========      ========

          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)


                                                                Common Stock      Common Stock - Class B    Additional
                                                             ------------------   ----------------------     Paid-in
                                                               Shares    Amount   Shares          Amount     Capital
                                                             ----------  ------   ------          ------    ----------

Stockholders' equity (deficit) at December 31, 2000          25,638,826  $ 256     1,000          $   --     $ 149,996
      Net loss
                                                             ----------  -----     -----          ------     ---------
Stockholders' equity (deficit) at March 31, 2001             25,638,826  $ 256     1,000          $   --     $ 149,996
                                                             ==========  =====     =====          ======     =========


                                                              Treasury Stock
                                                             ----------------   Accumulated
                                                             Shares    Amount     Deficit       Total
                                                             -------   ------   -----------   ---------

Stockholders' equity (deficit) at December 31, 2000          311,997   $ (547)   $ (208,046)  $ (58,341)
      Net loss                                                                       (5,582)     (5,582)
                                                             -------   ------    ----------   ---------
Stockholders' equity (deficit) at March 31, 2001             311,997   $ (547)   $ (213,628)  $ (63,923)
                                                             =======   ======    ==========   =========

          See accompanying notes to consolidated financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the three months ended March 31, 2000 or 2001.

2.       BASIS OF PRESENTATION

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       PENDING DEBT AND EQUITY TRANSACTIONS

                  On February 14, 2001, the Company executed a stock purchase and exchange agreement (the "Agreement") with Minorplanet Systems PLC ("Minorplanet"), a leading worldwide producer and distributor of telemetric-based vehicle management information systems (VMI(TM)), and with the majority holder of the Company's Senior Notes.

                  Under the terms of the Agreement, Minorplanet is to acquire 10 million shares of the Company's common stock for $10 million and receive an additional 140 million shares of the Company's common stock in exchange for an exclusive ninety-nine year license to market, distribute and operate Minorplanet's VMI technologies in the United States, Canada and Mexico. Additionally, a majority in interest of the Company's 13 3/4% Senior Notes due 2005, which parties in the aggregate hold approximately 75 percent of the Senior Notes, have agreed to (i) exchange their Senior Notes for approximately 56.2 million shares of the Company's common stock, (ii) accept payment of all interest on the Senior Notes accrued through December 15, 2000 and (iii) waive payment of the balance of any interest accrued from December 16, 2000 through April 30, 2001. Under the terms of the Agreement, the majority in interest of the Company's 13 3/4% Senior Notes accrue interest at the coupon rate for the period from May 1, 2001 through the closing date of the contemplated transactions.

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

                  In the event these transactions are consummated as contemplated, the Company will have significantly reduced its indebtedness and related interest expense. In addition, the Company will shortly thereafter commence distribution of the Minorplanet product in the United States. The Company currently believes that consummation of these transactions will substantially mitigate the uncertainties described in Note 5 to the consolidated financial statements. Consummation of this transaction is also a condition of the Company maintaining its listing on the Nasdaq Small Cap Market. See
         Note 4.

4.       NON-COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

                  The Company's common stock is conditionally listed on the Nasdaq Small Cap Market via an exception from the net tangible assets, market capitalization, net income and minimum bid price requirements granted by the Nasdaq Stock Market, Inc. ("Nasdaq"). This exception will expire on July 2, 2001.

                  In order for the Company to maintain an unconditional Nasdaq listing, the Company must satisfy certain conditions set forth in a determination letter from the Nasdaq Listings Qualification Panel (the "Panel") dated April 30, 2001. Among these conditions is the closing of the pending debt and equity transactions described in Note 3.

                  There are a number of minimum requirements for continued listing on the Nasdaq Small Cap Market, which include both quantitative and qualitative requirements. The Company currently expects to meet these continued listing requirements and the conditional listing requirements set forth in the April 30, 2001 written determination by the Panel. However, there can be no assurances that the Company will be able to maintain its listing on the Nasdaq SmallCap Market and the failure of the Company to maintain its listing on the Nasdaq SmallCap Market may have a material adverse effect on the business, financial conditions and results of operations of the Company.

5.       FUTURE OPERATIONS AND GOING CONCERN UNCERTAINTY

                  The consolidated financial statements of the Company have been prepared on the basis of accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $63.9 million at March 31, 2001. Effective March 15, 2001, the Company's semi-annual cash interest payments on its 13.75% Senior Notes, which were issued in September 1997, were funded from cash flow from operations. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. The Company made its March 15, 2001 interest payment, but absent the pending equity and debt transactions described in Note 3 to the Consolidated Financial Statements (which are contingent upon a number of factors also described in Note 3), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments.

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

                  As discussed in Note 3, the Company has pending equity and debt transactions that the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current Nasdaq listing (see Note
         4). If the Company cannot maintain its Nasdaq listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced, and it may have a material adverse effect on the business, financial condition and results of operations of the Company.

6.       EARNINGS PER SHARE

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

7.       INVENTORIES

                                      March 31,  December 31,
                                        2001         2000
                                      ---------  ------------

Complete systems                       $ 3,377     $ 3,240
Component parts                          6,763       5,919
Equipment shipped not yet accepted         458       4,057
                                       -------     -------
                                       $10,598     $13,216
                                       =======     =======

8.       CHANGE IN ACCOUNTING PRINCIPLE

                  During the fourth quarter of 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition, effective January 1, 2000. The March 31, 2000 consolidated financial statements have been restated to reflect the adoption of this new accounting principle.

9.       RELATED PARTY TRANSACTIONS

                  Certain affiliates of one of the Company's shareholders, Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer are both customers and vendors. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Transactions with these affiliated companies of SBC during the three months ended March 31, 2000 and 2001, are summarized below.

Three months ended March 31,        2001             2000
                                  ---------         -------
        Revenues                  $  10,405         $ 2,454

As of:                            March 31,      December 31,
                                    2001             2000
                                  ---------      ------------
        Accounts receivable       $   5,047        $  5,858
        Accounts payable          $     350        $    403

10.      COMMITMENTS AND CONTINGENCIES

                  The outsource manufacturer (the "vendor") that supplies substantially all of the Company's finished goods inventory has asserted a claim of approximately $4.0 million for reimbursement for excess and obsolete inventory. The Company believes that it has meritorious defenses to this alleged claim and is vigorously denying liability. The evaluation of this alleged claim is in its early stages and, accordingly, it is currently not possible to assess whether the likelihood of an unfavorable outcome to the Company is possible, probable or remote. Therefore, no provision has been made in the consolidated financial statements for this claim. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The Company is currently in discussion with alternative manufacturers to resume production. The Company currently believes that any delay in production as a result of this dispute will be minimal and will not have a material effect on its results of operations or financial condition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

         Total revenues increased 37.5% to $22.4 million in 2001, from $16.3 million in 2000. Product revenues increased to $7.6 million in 2001, from $1.1 million in 2000 due to significant sales related to the Service Vehicle Contract. Ratable Product Revenues decreased 16.4% to $2.5 million in 2001, from $3.0 million in 2000. This decrease is due to the fact that Ratable Product Revenues in 2000 include the recognition of all previously deferred revenues related to a significant customer for whom service was terminated during the quarter ended March 31, 2000. Service revenues were $12.4 million in 2001 compared to $12.2 million in 2000, an increase of 1.0%. While the average installed base of mobile units increased 35.3% from 2000 to 2001, the average monthly revenue per mobile unit decreased 25.4% to $58.58 in 2001 from $78.58 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 68,415 at March 31, 2001 from 49,514 at March 31, 2000. The increase in the installed base is primarily attributable to the Service Vehicle Contract.

         Service gross profit margin was 46.4% in 2001 compared to 41.9% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers.

         Product gross profit margin was 19.4% in 2001 compared to 19.9% in 2000. During 2001, the Company began receiving significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. Excluding the effect of the write-down from cost to market, product gross profit margin would have been 27.6%. The improvement in product gross profit margin from 19.9% to 27.6% is primarily due to the gross margin on the Service Vehicle Contract for which there was essentially no revenues recorded in the quarter ended March 31, 2000. The Company has completed the receipt of the initial version of TrackWare units for which cost was in excess of market value. The Company has made substantial modifications to the design of the Trackware unit to reduce future production costs and does not currently expect any additional TrackWare related cost to market write-downs in subsequent periods.

         Operating expenses increased 30.1% to $10.1 million in 2001 from $7.7 million in 2000. This increase is primarily due to expenditures related to an increase in the number of employees and independent contractors. Such increases relate primarily to increasing the resources for (1) development and maintenance of the Company's information systems, (2) enhancing the network capabilities for the Company's products and services, and (3) research and development activities. Also contributing to the increase was the fact that bad debt expense in 2000 was unusually low as a result of an adjustment approximating $0.5 million made to reduce the reserve for bad debts related to a specific customer. Such adjustment was recorded at which time the Company and the former customer reached a settlement agreement, which ensured collection of the account.

         Operating loss in 2001 was $2.4 million compared to $1.8 million in 2000. The $1.7 million increase in gross profit margin was offset by a $2.3 million increase in operating expenses. Excluding the benefit of the adjustment to the reserve for bad debts in 2000, the operating loss for both periods would be essentially the same. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The Service Vehicle Contract is responsible for the majority of such revenues and product shipments under that contract are expected to be completed during 2001. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to develop and market new products and services. Therefore, the Company believes that its 2001 revenues will likely not increase relative to 2000. As discussed in Note 3 to the Consolidated Financial Statements, the Company has pending equity and debt transactions, which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has a stockholders' deficit of approximately $63.9 million at March 31, 2001. Effective March 15, 2001, the Company's semi-annual cash interest payments on its 13.75% Senior Notes, which were issued in September 1997, were funded from cash flow from operations. Interest payments due on the Senior Notes through September 15, 2000, had previously been funded through an escrow arrangement created upon closing of the Senior Notes. The Company made its March 15, 2001 interest payment, but absent the pending equity and debt transactions described in Note 3 to the Consolidated Financial Statements (which are contingent upon a number of factors also described in Note 3), the Company has limited financial resources available to support its ongoing operations, fund its product development program to develop and market new competitive tracking technology and pay its obligations as they become due, including the maturities of the Senior Notes and associated interest payments.

         The factors noted in the above paragraph raise substantial doubt concerning the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the ongoing support of its stockholders, creditors and certain key customers, the consummation of the pending equity and debt transactions (or the closing of similar debt or equity transactions) and its ability to successfully develop and market its tracking products and technology at economically feasible levels in the highly competitive and rapidly changing telecommunications industry.

         As discussed in Note 3 to the Consolidated Financial Statements, the Company has pending equity and debt transactions, which the Company believes, if consummated, will provide adequate financial resources to support the Company until it is able to achieve a successful level of operations. The Company also believes acquisition of the licensing rights associated with the pending equity transaction will provide the Company significant marketing potential of the licensed tracking technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. There is no assurance, however, that the Company will be able to close the pending debt and equity transactions or that such financial resources provided by the pending transactions, if closed, will be sufficient to support the Company until it reaches a successful level of operations. There is also no assurance that the Company would be able to successfully develop a market for the acquired licensed tracking technology to achieve a successful level of future operations. If the Company is unable to close the pending equity and debt transactions, it is likely that it will be unable to maintain its current Nasdaq listing (see Note 4 to the Consolidated Financial Statements). If the Company cannot maintain its Nasdaq listing, its ability to obtain the required levels of equity or debt financing from other sources to support its operations and fund payments of its obligations as they become due will be significantly reduced, and it may have a material adverse effect on the business, financial condition and results of operations of the Company. In the event the Company is unable to support its operations and fund payments of its obligations as they become due, it may be necessary for the Company to seek protection under Chapter 11 of the United States Bankruptcy Code.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits.

                  (b) Reports on Form 8-K -

                  On January 16, 2001, the Company filed a current report on Form 8-K reporting the Company's execution of Letters of Understanding with Minorplanet Systems PLC and the holder of a majority in interest of the Company's 13 3/4% Senior Notes due 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                @TRACK COMMUNICATIONS, INC.

Date: May 10, 2001


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

(26) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.