Form 10-Q
period 2001-06-30
AT TRACK COMMUNICATIONS INC
filed 2001-08-14
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001
                                        -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    --------------

                         Commission file number 0-26140
                                                -------

                           @TRACK COMMUNICATIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    51-0352879
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


1155 Kas Drive, Suite 100, Richardson, Texas              75081
--------------------------------------------------------------------------------
 (Address of principle executive offices)               (Zip Code)

      Registrant's telephone number, including area code      (972) 301-2000
                                                              --------------

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                         Number of Shares Outstanding as of
  Title of each class                             August 6, 2001
----------------------------             ----------------------------------
Common Stock, $.01 par value                        48,055,854

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at June 30, 2001
                      and December 31, 2000                                             3

                  Consolidated Statements of Operations for the three
                      and six months ended June 30, 2001 and 2000                       4

                  Consolidated Statements of Cash Flows for the
                      six months ended June 30, 2001 and 2000                           5

                  Consolidated Statement of Changes in Stockholders' Equity
                      (Deficit) for the six months ended June 30, 2001                  6

                  Notes to Consolidated Financial Statements                            7-10

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     11-13

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       13

PART II. OTHER INFORMATION

Item 1            Legal Proceedings                                                     14

Item 2            Changes in Securities                                                 14

Item 3            Defaults Upon Senior Securities                                       16

Item 4            Submission of Matters to a Vote of Security Holders                   16

Item 5            Other Information                                                     18

Item 6            Exhibits and Reports on Form 8-K                                      18

Signatures                                                                              19

                         PART I - FINANCIAL INFORMATION

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                  June 30,     December 31,
                                                                    2001          2000
                                                                  ---------    -------------

                                     ASSETS

Current assets:
  Cash and short-term investments                                 $  16,743    $      20,641
  Accounts receivable, net                                            9,500           12,738
  Inventories                                                         9,868           13,216
  Deferred product costs - current portion                            6,633            7,406
  Other current assets                                                1,542            1,759
                                                                  ---------    -------------
     Total current assets                                            44,286           55,760
Network, equipment and software, net                                 10,951           12,851
Deferred product costs - non-current portion                          6,848            9,770
License rights, net                                                  38,862               --
Other assets, net                                                       731            2,663
                                                                  ---------    -------------
     Total assets                                                 $ 101,678    $      81,044
                                                                  =========    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                $   3,007    $       7,992
  Telecommunications costs payable                                    4,194            5,358
  Accrued interest payable                                            1,887            3,784
  Deferred product revenues - current portion                         8,021            8,975
  Other current liabilities                                           7,411            8,826
                                                                  ---------    -------------
     Total current liabilities                                       24,520           34,935
  Deferred product revenues - non-current portion                     8,517           11,966
Senior notes payable                                                 14,079           92,484
                                                                  ---------    -------------
     Total liabilities                                               47,116          139,385
                                                                  ---------    -------------

Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
  Common Stock                                                          481              256
  Common Stock - Class B                                                 --               --
  Preferred Stock - Series E                                             --               --
  Additional paid-in capital                                        217,494          149,996
  Accumulated deficit                                              (162,866)        (208,046)
  Treasury stock                                                       (547)            (547)
                                                                  ---------    -------------
     Total stockholders' equity  (deficit)                           54,562          (58,341)
                                                                  ---------    -------------
     Total liabilities and stockholders' equity (deficit)         $ 101,678    $      81,044
                                                                  =========    =============

          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)

                                                              Three months ended             Six months ended
                                                                   June 30,                      June 30,
                                                          --------------------------    --------------------------
                                                             2001           2000           2001           2000
                                                          -----------    -----------    -----------    -----------
Revenues:
  Product                                                 $     1,886    $     9,081    $     9,438    $    10,135
  Ratable product                                               2,952          5,214          5,481          8,239
  Service                                                      12,374         11,962         24,729         24,195
                                                          -----------    -----------    -----------    -----------
     Total revenues                                            17,212         26,257         39,648         42,569
                                                          -----------    -----------    -----------    -----------
Cost of revenues:
  Product                                                       1,394          6,213          7,478          7,057
  Ratable product                                               2,410          4,180          4,502          6,600
  Service                                                       6,833          6,909         13,453         14,013
  Provision for settlement of litigation (Note 11)              2,100             --          2,100             --
                                                          -----------    -----------    -----------    -----------
    Total cost of revenues                                     12,737         17,302         27,533         27,670
                                                          -----------    -----------    -----------    -----------

Gross profit                                                    4,475          8,955         12,115         14,899
                                                          -----------    -----------    -----------    -----------

Expenses:
  General and administrative                                    3,156          3,259          6,549          5,853
  Customer service                                              1,944          1,717          3,945          3,401
  Sales and marketing                                             989          1,250          2,148          2,347
  Engineering                                                   1,981            993          3,497          1,574
  Network services center                                         460            317            869            669
  Depreciation and amortization                                 1,819          1,446          3,404          2,875
                                                          -----------    -----------    -----------    -----------
                                                               10,349          8,982         20,412         16,719
                                                          -----------    -----------    -----------    -----------

    Operating loss                                             (5,874)           (27)        (8,297)        (1,820)

Interest income                                                   125            366            308            893
Interest expense                                               (2,950)        (3,342)        (6,292)        (6,684)
Other income                                                       --             --             --            142
                                                          -----------    -----------    -----------    -----------
    Loss before income taxes, cumulative effect of
    accounting change and extraordinary item                   (8,699)        (3,003)       (14,281)        (7,469)
Income tax (provision) benefit                                     --             --             --             --
                                                          -----------    -----------    -----------    -----------
    Loss before cumulative effect of accounting
    change and extraordinary item                              (8,699)        (3,003)       (14,281)        (7,469)
Cumulative effect of accounting change                             --             --             --         (5,206)
Extraordinary item, net (Note 3)                               59,461             --         59,461             --
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $    50,762    $    (3,003)   $    45,180    $   (12,675)
                                                          ===========    ===========    ===========    ===========
Basic income (loss) per share:
Loss before cumulative effect of accounting change
  and extraordinary item                                  $     (0.88)   $     (0.59)   $     (1.91)   $     (1.48)
  Cumulative effect of accounting change                           --             --             --          (1.03)
  Extraordinary item                                             6.03             --           7.96             --
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $      5.15    $     (0.59)   $      6.05    $     (2.51)
                                                          ===========    ===========    ===========    ===========
Diluted income (loss) per share:
Loss before cumulative effect of accounting change
and extraordinary item                                    $     (0.87)   $     (0.59)   $     (1.85)   $     (1.48)
  Cumulative effect of accounting change                           --             --             --          (1.03)
  Extraordinary item                                             5.93             --           7.71             --
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $      5.06    $     (0.59)   $      5.86    $     (2.51)
                                                          ===========    ===========    ===========    ===========

Weighted average number of shares outstanding:
   Basic                                                        9,849          5,064          7,471          5,051
                                                          ===========    ===========    ===========    ===========
   Diluted                                                     10,031          5,064          7,706          5,051
                                                          ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                               --------------------
                                                                                                  2001        2000
                                                                                               --------    --------
Cash flows from operating activities:
  Net income (loss)                                                                            $ 45,180    $(12,675)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Extraordinary item - non-cash portion                                                      (56,682)         --
     Depreciation and amortization                                                                3,404       2,875
     Amortization of discount on notes payable                                                      189         197
     Provision for bad debts                                                                        825         915
     Decrease in accounts receivable                                                              2,413      (4,073)
     (Increase) decrease in inventory                                                             3,348      (2,289)
     (Increase) decrease in deferred product costs                                                3,695     (20,070)
     Increase (decrease) in accounts payable                                                     (4,985)      2,228
     Increase (decrease) in deferred product revenues                                            (4,403)     24,342
     (Decrease) in accrued expenses and other current liabilities                                (4,476)        524
     Other                                                                                          294        (610)
                                                                                               --------    --------
          Net cash used in operating activities                                                 (11,198)     (8,636)
                                                                                               --------    --------
Cash flows from investing activities:
     Additions to network, equipment and software                                                (1,100)       (724)
     Decrease in pledged securities                                                                  --       6,256
     Decrease in short-term investments                                                              --      11,577
     License rights                                                                              (1,050)         --
                                                                                               --------    --------
          Net cash provided by (used in) investing activities                                    (2,150)     17,109
                                                                                               --------    --------
Cash flows from financing activities:
     Proceeds from sale of common stock, net                                                      9,450          --
     Proceeds from exercise of stock options                                                         --         255
                                                                                               --------    --------
          Net cash provided by financing activities                                               9,450         255
                                                                                               --------    --------
Increase (decrease) in cash and cash equivalents                                                 (3,898)      8,728
Cash and cash equivalents, beginning of period                                                   20,641       5,167
                                                                                               --------    --------
Cash and cash equivalents, end of period                                                         16,743      13,895
Short-term investments                                                                               --       1,024
                                                                                               --------    --------
Cash and short-term investments                                                                $ 16,743    $ 14,919
                                                                                               ========    ========

Supplemental cash flow information:
     Interest paid                                                                             $  4,228    $  6,487
                                                                                               ========    ========

Non-cash investing and financing activities:
     Fair value of License Rights acquired in exchange for 28,000,000 shares of common stock   $ 38,000    $     --
                                                                                               ========    ========

     Principal amount of Senior Notes exchanged for 12,670,497 shares of common stock          $ 80,022    $     --
                                                                                               ========    ========

          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)


                                                            Common Stock              Common Stock - Class B       Preferred Stock
                                                     --------------------------     --------------------------    -----------------
                                                         Shares        Amount          Shares         Amount      Shares    Amount
                                                     ------------    ----------     -----------    -----------    ------  ---------
Stockholders' equity (deficit) at December 31, 2000    25,638,826    $       256          1,000    $        --      --    $      --
      Conversion of Class B Common to Common            1,600,000             16         (1,000)            --
      Issuance of Series E Preferred Stock                                                                           1           --
      Reverse stock split                             (21,791,070)          (218)
      Common Stock issued to Minorplanet               30,000,000            300
      Common Stock issued in Note Exchange             12,670,497            127
      Net income
                                                     ------------    ----------     -----------    -----------     ---    ---------
Stockholders' equity (deficit) at June 30, 2001        48,118,253    $       481    $        --    $        --       1           --
                                                     ============    ===========    ===========    ===========     ===    =========
                                                       Additional         Treasury Stock
                                                        Paid-in       -----------------------    Accumulated
                                                        Capital         Shares       Amount         Deficit          Total
                                                      -----------     ---------   -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 2000   $   149,996       311,997   $      (547)   $  (208,046)   $   (58,341)
      Conversion of Class B Common to Common                  (16)                                                      --
      Issuance of Series E Preferred Stock                                                                              --
      Reverse stock split                                     218      (249,598)            --                          --
      Common Stock issued to Minorplanet                   47,625                                                    47,925
      Common Stock issued in Note Exchange                 19,671                                                    19,798
      Net income                                                                                      45,180         45,180
                                                      -----------     ---------   -----------    -----------    -----------
Stockholders' equity (deficit) at June 30, 2001       $   217,494        62,399   $      (547)   $  (162,866)   $    54,562
                                                      ===========     =========   ===========    ===========    ===========

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the three and six months ended June 30, 2000 or 2001. During the third quarter of 2001, the Company will commence marketing the Vehicle Management Information product licensed from Minorplanet Systems PLC into the automatic vehicle location ("AVL") marketplace in the United States. See Note 3.

2.       BASIS OF PRESENTATION

                  The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature except as described in Note 11), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       STOCK SPLIT AND RECAPITALIZATION

                  On June 4, 2001, the 1,000 shares of Class B Common Stock were converted into 1,600,000 shares of Common Stock at the option of the holder, SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. All references to Common Stock and all per share references for periods prior to the stock split have been restated to reflect the one for five reverse stock split.

                  In addition, the Company created a new class of Series E Preferred Stock and on June 5, 2001 issued one (1) share of Series E Preferred Stock. The Series E Preferred Stock has a liquidation preference of $1,000 per share and is entitled to the payment of annual dividends at the rate of 7% per share. The Series E Preferred Stock does not have any voting, conversion or preemptive rights.

                  On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet"), and Mackay Shields

         LLC ("MacKay"), dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet's Vehicle Management Information ("VMI") technology in the United States, Canada and Mexico. As a result of this transaction, Minorplanet beneficially owns approximately 62.4% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company. The "License Rights" acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

                  Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes"), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). The total principal amount of Senior Notes that remains outstanding is $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as an extraordinary item in the accompanying Consolidated Statements of Operations.

                  The foregoing transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet's VMI product in the United States.

4.       COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

                  In December, 2000, the Company was notified by letter from the Nasdaq Stock Market, Inc. ("Nasdaq"), that it was no longer in compliance with the net tangible assets, market capitalization, net income and minimum bid price requirements for continued listing on the Nasdaq Small Cap Market, and therefore Nasdaq was commencing delisting proceedings. Since February 12, 2001, the Company's common stock has been conditionally listed on the Nasdaq Small Cap Market via an exception from these requirements granted by Nasdaq. As a result of the completion of the Recapitalization described in Note 3, on August 3, 2001, the Nasdaq Listing Qualifications Panel issued an order ending the delisting proceedings against the Company. The Company's listing on the Nasdaq Small Cap Market is now in good standing.

5.       FUTURE OPERATIONS

                  The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80,022,000 and its related annual cash outflow for interest service by $11.0 million, which will extend its financial viability. In addition, the Company believes acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. The critical success factors in Management's plans to achieve positive cash flow from operations are as follows: (1) quickly achieve significant market acceptance of the VMI product line, (2) complete existing orders and secure additional orders under the Service Vehicle Contract, (3) retain the majority of the Company's existing customer base, and (4) successfully introduce and sell additional products for the long-haul trucking market.

                  Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factors outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions, and other factors beyond the Company's control.

6.       EARNINGS PER SHARE

                  The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net income (loss) per basic share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share have been presented for the three and six month periods ended June 30, 2001, to reflect the weighted average shares outstanding assuming the issuance of common stock upon exercise of potentially dilutive stock options. Diluted earnings per share is computed using the "Treasury Stock Method." The Company's potentially dilutive securities, consisting of the Class B Common Stock, options and warrants, have been excluded from the weighted average number of shares outstanding for the three and six month periods ended June 30, 2000, since their effect would be anti-dilutive.

                  Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected June 5, 2001, as described in Note 3.

7.       INVENTORIES

                                                     June 30,   December 31,
                                                        2001        2000
                                                     -------   --------------
   Complete systems                                  $ 2,657   $        3,240
   Component parts                                     6,807            5,919
   Equipment shipped not yet accepted                    404            4,057
                                                     -------   --------------
                                                     $ 9,868   $       13,216
                                                     -------   --------------

8.       LICENSE RIGHTS

                  As part of the Recapitalization, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet's VMI technology in the United States, Canada and Mexico. The license covers rights to existing technologies of Minorplanet as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on preliminary estimates, the Company has recorded amortization expense of the license rights assuming a 10-year life. The Company is currently completing its analysis of the license rights considering the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products. Therefore, the amount of amortization taken in future periods may increase or decrease based on the final results of this analysis.

9.       CHANGE IN ACCOUNTING PRINCIPLE

                  During the fourth quarter of 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition, effective January 1, 2000. The June 30, 2000 consolidated financial statements have been restated to reflect the adoption of this new accounting principle.

10.      RELATED PARTY TRANSACTIONS

                  Certain affiliates of one of the Company's shareholders, SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Transactions with these affiliated companies of SBC during the six months ended June 30, 2000 and 2001, are summarized below

Six months ended June 30,                          2001                  2000
                                              -------------        ---------------
             Revenues                         $      15,331        $        12,744

As of:                                           June 30,           December 31,
                                                   2001                 2000
                                              -------------        ---------------
             Accounts receivable              $       3,545        $         5,858
             Accounts payable                 $         350        $           403

11.      COMMITMENTS AND CONTINGENCIES

                  During the first quarter of 2001, the outsource manufacturer (the "vendor") that supplies substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract ("Manufacturing Agreement") to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company have reached an agreement in principle to settle this litigation. While the ultimate liability in connection with this settlement will not be known until December 31, 2002, based on information currently available, the Company has recorded a provision of $2.1 million as its estimate of the cost to be incurred to settle this litigation. As a result of this agreement in principle, the vendor has resumed performance under the Manufacturing Agreement.

12.      RECENT ACCOUNTING PRONOUNCEMENTS

                  In June 2001, The Financial Accounting Standards Board Issued Statements of Financial Accounting Standards Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. Adoption of these statements will have no material impact on the financial position of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

         Total revenues decreased 34.4% to $17.2 million in 2001, from $26.3 million in 2000. Product revenues decreased 79.2% to $1.9 million in 2001, from $9.1 million in 2000 primarily due to a decrease in unit sales for the Service Vehicle Contract. While installations and revenue recognition under the Service Vehicle Contract are expected to continue for the remainder of 2001, installation schedules are not consistent from quarter to quarter. Ratable Product Revenues decreased 43.4% to $3.0 million in 2001, from $5.2 million in 2000. This decrease is due to the fact that Ratable Product Revenues in 2000 include the recognition of all previously deferred revenues related to a significant customer for whom service was terminated during the quarter ended June 30, 2000. Service revenues were $12.4 million in 2001 compared to $12.0 million in 2000, an increase of 3.4%. While the average installed base of mobile units increased 32.5% from 2000 to 2001, the average monthly revenue per mobile unit decreased 22.3% to $58.12 in 2001 from $74.76 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 68,211 at June 30, 2001 from 53,621 at June 30, 2000. The increase in the installed base is attributable to the Service Vehicle Contract.

         Service gross profit margin was 44.8% in 2001 compared to 42.2% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers.

         Product gross profit margin, excluding the $2.1 million provision for settlement of litigation, was 26.1% in 2001 compared to 31.6% in 2000. As a consequence of the extremely low product revenues in 2001, individually insignificant variations in the components of gross profit margin appear significant when expressed as a percentage. Accordingly, the variation in gross profit margin from 2000 to 2001 is not considered meaningful. As described in
Note 11 to the Consolidated Financial Statements, the Company has reached an agreement in principle to settle the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. As a result of this agreement in principle, the Company has recorded a provision of $2.1 million as its current estimate of the cost to be incurred to settle this litigation.

         Operating expenses increased 15.2% to $10.3 million in 2001 from $9.0 million in 2000. This increase is primarily due to expenditures related to an increase in the number of employees and independent contractors. Such increases relate primarily to increasing the resources for (1) research and development activities, (2) development and maintenance of the Company's information systems, and (3) enhancing the network capabilities for the Company's products and services. As a consequence of the Recapitalization described in Note 3 to the Consolidated Financial Statements, and the resultant introduction of the VMI product, certain personnel changes were made to align the organization with its new strategic direction. Operating expenses in 2001 include approximately $0.4 million of severance payments to terminated employees incurred as a result of these organizational changes. A significant amount of the research and development activities referred to above were performed by these former employees. These research and development activities have been curtailed. In the future, the Company will be charged a fee for research and development activities performed by Minorplanet.

         Operating loss increased $5.9 million from 2000 to 2001. This increase is the combined effect of the $4.5 million decrease in gross profit margin and the $1.4 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during the second quarter of 2001 reduced gross profit margin. Presently, the Service Vehicle Contract is responsible for the majority of product revenues. Product shipments under that contract for the remainder of the year are expected to be less than the corresponding period of 2000. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. Although the Company will introduce the VMI product during the third quarter of 2001, revenues and gross margin from that product are not expected to contribute significantly to 2001 results. Therefore, the Company believes that its 2001 revenues will decrease relative to 2000.

         The extraordinary gain in 2001 of $59.4 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80,022,000 principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the exchange offer. See Note 3 to the Consolidated Financial Statements.

         Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

         Total revenues decreased 6.9% to $39.6 million in 2001, from $42.6 million in 2000. Product revenues decreased 6.9% to $9.4 million in 2001, from $10.1 million in 2000, primarily due to a decrease in unit sales for the Service Vehicle Contract. Ratable Product Revenues decreased 33.5% to $5.5 million in 2001, from $8.2 million in 2000. This decrease is due to the fact that Ratable Product Revenues in 2000 include the recognition of all previously deferred revenues related to a significant customer for whom service was terminated during the six months ended June 30, 2000. Service revenues were $24.7 million in 2001 compared to $24.2 million in 2000, an increase of 2.2%. While the average installed base of mobile units increased 29.8% from 2000 to 2001, the average monthly revenue per mobile unit decreased 23.9% to $58.35 in 2001 from $76.67 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 68,211 at June 30, 2001 from 53,621 at June 30, 2000. The increase in the installed base is attributable to the Service Vehicle Contract.

         Service gross profit margin was 45.6% in 2001 compared to 42.1% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers.

         Product gross profit margin, excluding the $2.1 million provision for settlement of litigation, was 20.8% in 2001 compared to 30.4% in 2000. The decrease in gross profit margin is primarily attributable to TrackWare. During 2001, the Company began receiving significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. Excluding the effect of the write-down from cost to market, product gross profit margin would have been 27.3%. The Company has completed the receipt of the initial version of TrackWare units for which cost was in excess of market value. The Company has made substantial modifications to the design of the Trackware unit to reduce future production costs and does not currently expect any additional TrackWare related cost to market write-downs in subsequent periods. As described in Note 11 to the Consolidated Financial Statements, the Company has reached an agreement in principle to settle the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. As a result of this agreement in principle, the Company has recorded a provision of $2.1 million as its current estimate of the cost to be incurred to settle this litigation.

         Operating expenses increased 22.1% to $20.4 million in 2001 from $16.7 million in 2000. This increase is primarily due to expenditures related to an increase in the number of employees and independent contractors. Such increases relate primarily to increasing the resources for (1) research and development activities, (2) development and maintenance of the Company's information systems, and (3) enhancing the network capabilities for the Company's products and services. As a consequence of the Recapitalization described in Note 3 to the Consolidated Financial Statements, and the resultant introduction of the VMI product, certain personnel changes were made to align the organization with its new strategic direction. Operating expenses in 2001 include approximately $0.4 million of severance payments to terminated employees as a result of these organizational changes. A significant amount of the research and development activities referred to above were performed by these former employees. These research and development activities have been curtailed. In the future, the Company will be charged a fee for research and development activities performed by Minorplanet.

         Operating loss increased $6.5 million from 2000 to 2001. This increase is the combined effect of the $2.8 million decrease in gross profit margin and the $3.7 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2001 reduced gross profit margin. Presently, the Service Vehicle Contract is responsible for the majority of product revenues. Product shipments under that contract for the remainder of the year are expected to be less than the corresponding period of 2000. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. Although the Company will introduce the VMI product during the third quarter of 2001, revenues and gross margin from that product are not expected to contribute significantly to 2001 results. Therefore, the Company believes that its 2001 revenues will decrease relative to 2000.

         The extraordinary gain in 2001 of $59.4 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80,022,000 principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the exchange offer. See Note 3 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Recapitalization resulted in a $10 million cash infusion to the Company. The exchanging note holders agreed to waive payment of interest on the Senior Notes that accrued from December 16, 2000 through April 30, 2001. However, the Company was required to pay the interest that accrued from May 1, 2001 though the closing date, June 21, 2001. After payment of accrued interest on the Senior Notes that were exchanged for common stock, and expenses and income taxes associated with the Recapitalization, the net cash proceeds to the Company were $5.9 million.

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80,022,000 and its related annual cash outflow for interest service by $11.0 million, which will extend its financial viability. In addition, the Company believes acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. The critical success factors in Management's plans to achieve positive cash flow from operations are as follows: (1) quickly achieve significant market acceptance of the VMI product line, (2) complete existing orders and secure additional orders under the Service Vehicle Contract, (3) retain the majority of the Company's existing customer base, and (4) successfully introduce and sell additional products for the long-haul trucking market.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factors outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions, and other factors beyond the Company's control.

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

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARY

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                  In the first quarter of 2001, K*TEC Electronics Corporation ("K*TEC"), the outsource manufacturer that supplies substantially all of the Company's finished goods inventory asserted a claim against the Company for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. Following review of the claim, the Company believed that it had meritorious defenses to the alleged claim and vigorously denied liability. In April 2001, K*TEC refused to ship products, placing the Company on "credit hold," refused to ship finished goods unless the Company prepaid for such finished goods, refused to ship finished goods unless the Company paid the excess inventory balance, refused to manufacture goods, and refused to process goods received under Return Merchandise Authorizations ("RMA's"). K*TEC also refused to return to the Company certain test equipment and RMA equipment owned by the Company.

                  On May 18, 2001, the Company filed an Original Petition styled and numbered @Track Communications, Inc, f/k/a HighwayMaster Corporation v. K-TEC Electronics Corporation, Cause No. 01-04173 in the B44th District Court of Dallas County, Texas seeking recovery against K*TEC for breach of contract, breach of bailment and conversion, replevin, and also seeking a declaratory judgment, an accounting, attorney's fees and costs of court.

                  On June 21, 2001 K*TEC filed an Original Petition styled and numbered K*Tec Electronics Corporation, L.P. doing business as K*Tec Electronics v. @Track Communications, Inc. formerly known as HighwayMaster Corporation, Cause No. 01CV-119321 in the 268th District Court of Fort Bend County, Texas seeking recovery against the Company for sworn account, breach of contract, promissory estoppel, quasi-estoppel, equitable estoppel, quantum meruit, negligent misrepresentation, attorney's fees and costs of court.

                  On July 10, 2001, the Company and K*TEC reached agreement on all material terms of settlement of the lawsuits subject to the execution of a definitive settlement document. As per the settlement, the Company will continue to utilize K*TEC as a manufacturer. The Company and K*TEC are in the process of preparing a final definitive settlement agreement. The Company believes that the settlement reached with K*TEC is favorable to the Company and will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2.    Changes in Securities

                  On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by the Purchase Agreement, the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet, which is now the majority stockholder of the Company. (The Purchase Agreement is attached as Appendix A to the Company's definitive Proxy Statement on Schedule 14A for the 2001 Annual Meeting of Stockholders, filed with the SEC on May 11, 2001.) In exchange for this stock issuance, Minorplanet paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet's vehicle management information technology in the United States, Canada and Mexico. Minorplanet now beneficially owns approximately 62.4% of the outstanding shares of the Company's common stock (on a non- fully diluted basis), which is now the sole voting security of the Company. For more information, please see the Company's current report on Form 8-K filed June 29, 2001.

                  Pursuant to the Purchase Agreement, the Company appointed two additional directors to the Company's board of directors that were designated by Minorplanet: Messrs. Robert Kelly and Andrew Tillman. The Purchase Agreement provides that Minorplanet has the right to designate two of the seven directors in the future (the "Investor Directors"), and to maintain proportionate representation on the Board of Directors and its Committees. However, given Minorplanet's current ownership, it has the right to elect all seven directors if it decides to do so in the future. In addition, the Purchase Agreement also provides that so long as Minorplanet has the right to designate Investor Directors (such right being dependent upon Minorplanet owning at least 5% of the outstanding common stock of the Company), none of the following actions may be taken unless approved by all of the Investor Directors:

               o any capital expenditure by the Company that is not contemplated in any current annual budget which exceeds $200,000;

               o the hiring and firing of any Company officer or senior executive reporting to the chief executive officer who has an annual salary of $130,000 or more, or entering into employment agreements with these individuals or amendments to existing agreements;

               o the direct or indirect redemption, purchase or making of any payments with respect to stock appreciation rights and similar types of stock plans;

               o the sale, lease or transfer of any assets of the Company representing 5% or more of the Company's consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of the Company;

               o except as required under law, the taking or instituting of bankruptcy or similar proceedings;

               o the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

               o    the acquisition of another entity;

               o the entering into any agreement or contract which commits the Company to pay more than $200,000;

               o the amendment of the Company's Certificate of Incorporation or Bylaws that would adversely affect holders of the Company's common stock or Minorplanet's rights under the Purchase Agreement;

               o the exiting of, or entering into a different line of business;

               o the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

               o the placing of any lien on the Company's assets or properties; or

               o the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet.

                  As part of this recapitalization, the Company also consummated an Exchange Offer to the holders of its 13 3/4% Senior Notes due 2005 ("Senior Notes"). The Company issued 12,670,497 shares of its common stock to holders of its Senior Notes who accepted the Exchange Offer, in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000. The total principal amount of Senior Notes that remains outstanding is $14,333,000. Prior to the consummation of the Exchange Offer, Mackay, the majority holder consented to, and the Company entered into, the First Supplemental Indenture to the Indenture dated September 23, 1997, which eliminated many of the restrictive covenants contained in the Indenture. The First Supplemental Indenture is attached as Exhibit 4.1 to the Company's current report on Form 8-K filed June 29, 2001.

                  As further part of this recapitalization, SBC Wireless LLC ("SBC Wireless"), which is wholly owned by Cingular Wireless LLC converted its 1,000 shares of Class B common stock to 1,600,000 shares of common stock which was further reduced to 320,000 shares of common stock following the one for five reverse stock split on June 5, 2001. Cingular further expressly waived all approval rights previously held as a Class B common stockholder. As a result of the reverse stock split, the warrant held by "SBC Wireless" was proportionately adjusted so that "SBC Wireless" currently holds a warrant for the purchase of:
         (i) 600,000 shares of common stock at an exercise price of $70.00 and
         (ii) 400,000 shares of common stock at an exercise price of $90.00. SBC Wireless's warrant expires if not exercised prior to 4:00 p.m. New York City time on September 27, 2001.

                  As further part of this recapitalization, the Company created a new class of Series E Preferred Stock, par value $0.01 per share ("Series E Preferred Stock") and issued one (1) share of such Series E Preferred Stock. In respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Company, the Series E Preferred Stock ranks senior to the Company's common stock, and senior to any other class or series of capital stock other than any class or series of capital stock of the Company the terms of which specifically provide that such class or series of capital stock ranks on a parity with or senior to the Series E Preferred Stock in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of the Company. The term "capital stock" does not mean convertible debt securities of the Company. The holders of outstanding shares of Series E Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors of the Company, out of funds legally available for the payment of dividends, cash dividends at the rate of 7% per annum of the $1,000 per share liquidation preference of the Series E Preferred Stock (equivalent to an annual rate of $70.00 per share). Such dividends shall accrue and be cumulative from the date which shares are actually issued (the "Original Issue Date"), and shall be payable annually in arrears in cash no later than January 31 of each year, commencing January, 2002. To the extent the Company shall have funds legally available for such payment, the Company may, but shall not be required to, redeem the Series E Preferred Stock at any time after the date which is three years from the Original Issue Date, at the Redemption Price. The Redemption Price per share of the Series E Preferred Stock shall be an amount equal to $1,000.00 (to be paid in cash), plus all accrued and unpaid dividends thereon to the Redemption Date. Holders of the Series E Preferred Stock have no voting, conversion or preemptive rights.

                  In connection with the above stock issuance transactions, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, eliminated its class of Series D Participating Convertible Preferred Stock, and adopted a Restated Certificate of Incorporation, as well as adopted its Second Amended and Restated Bylaws which are attached as Exhibits 3.1 and 3.2 to the Company's current report on Form 8-K filed June 29, 2001. Additionally, the Company's Amended & Restated Stockholders' Agreement dated September 27, 1996 was terminated.

Item 3.    Defaults Upon Senior Securities  - None.

Item 4.    Submission of Matters to a Vote of Security Holders

                  The Company's 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 4, 2001. At the Annual Meeting, the stockholders of the Company (i) approved the issuance of 150,000,000 shares of the Company's common stock, which number was reduced to 30,000,000 shares after the proposed reverse stock split was approved, in a change of control transaction to Minorplanet Systems, PLC ("Minorplanet") in exchange for $10,000,000 in cash and all of the outstanding shares of Minorplanet Limited, one of Minorplanet's subsidiaries, so that after the closing of the proposed transactions, Minorplanet became the majority stockholder of the Company and effectively controls the Company; and the issuance of up to 75,000,000 shares of the Company's common stock, which number was reduced to 15,000,000 shares after the proposed reverse stock split was approved, to all of the holders of the Company's 13.3/4% senior notes due 2005 that are accredited investors, to be issued at an exchange rate of
         794.87 shares, or a rate of 158.97 after the reverse stock split, for every $1,000 in principal amount of senior notes exchanged; (ii) approved the amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares, which number will not be effected by the proposed reverse stock split; (iii) approved the amendment to the Company's Certificate of Incorporation effecting a 1 for 5 reverse stock split; (iv) approved the amendment to the Company's

           Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan; (v) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (vi) ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the Company's fiscal year ending December 31, 2001.

                  The Company had 25,326,829 shares of Common Stock outstanding as of May 11, 2001, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 23,235,299 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

           Proposal 1: The issuance of 150,000,000 shares of the Company's common stock, which number would be reduced to 30,000,000 shares after the proposed reverse stock split is approved, in a change of control transaction to Minorplanet in exchange for $10,000,000 in cash and all of the outstanding shares of Minorplanet Limited, one of Minorplanet's subsidiaries, so that after the closing of the proposed transactions, Minorplanet would become the majority stockholder of the Company and would effectively control the Company; and the issuance of up to 75,000,000 shares of the Company's common stock, which number would be reduced to 15,000,000 shares after the proposed reverse stock split is approved, to all of the holders of our 13.3/4% senior notes due 2005 that are accredited investors, to be issued at an exchange rate of 794.87 shares, or a rate of 158.97 after the reverse stock split, for every $1,000 in principal amount of senior notes exchanged.


                           Votes in favor:  15,586,290
                           Votes against:   135,365
                           Abstentions:     32,523


           Proposal 2: The amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares, which number would not be effected by the proposed reverse stock split.


                           Votes in favor:  15,573,210
                           Votes against:   148,745
                           Abstentions:     32,223

           Proposal 3: The amendment to the Company's Certificate of Incorporation effecting a 1 for 5 reverse stock split.


                           Votes in favor:  15,573,165
                           Votes against:   148,540
                           Abstentions:     32,473

           Proposal 4: The amendment to the Company's Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan.


                           Votes in favor:  14,475,039
                           Votes against:   972,366
                           Abstentions:     36,773

           Proposal 5: Election of Directors

           Shares Voting Shares
           Director                                   In Favor       Withheld
           --------------------                       --------       --------
           Jana A. Bell                              22,436,922       798,377
           Stephen L. Greaves                        22,453,642       781,657
           Gerry C. Quinn                            22,453,642       781,657
           John T. Stupka                            22,454,242       781,057
           Dr. William P. Osborne                    22,454,042       781,257


           Proposal 6: Ratification of Arthur Andersen LLP as the Company's
                       Independent Accountants.

                           Votes in favor:  23,168,974
                           Votes against:   37,810
                           Abstentions:     28,515

Item 5.    Other Information  - None

Item 6.    Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits.

                  (b) Reports on Form 8-K -

                  On June 8, 2001, the Company filed a current report on Form 8-K reporting the results of the Company's 2001 Annual Meeting of Stockholders.

                  On June 29, 2001, the Company filed a current report of Form 8-K reporting the Company's final consummation of the Purchase Agreement and the Exchange Offer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      @TRACK COMMUNICATIONS, INC.

Date: August 14, 2001


                                      By: /s/ Jana Ahlfinger Bell
                                          -------------------------------------
                                          Jana Ahlfinger Bell
                                          President and Chief Executive Officer




                                      By: /s/ W. Michael Smith
                                         --------------------------------------
                                         W. Michael Smith
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)

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

               10.4 -  Release of HighwayMaster Communications, Inc. and
                       HighwayMaster Corporation by William C. Saunders, dated
                       December 15, 1998. (16)

               10.5 -  Release of William C. Saunders by HighwayMaster
                       Communications, Inc. and HighwayMaster Corporation, dated December 15, 1998. (16)

               10.6 -  Amended and Restated 1994 Stock Option Plan of the
                       Company, dated February 4, 1994, as amended.(1)(5)(6)

               10.7 -  Purchase Agreement, dated September 27, 1996, between the
                       Company and SBW.(7)

               10.8 -  Mobile Communications (Voice and Data) Services
                       Agreement, dated as of July 15, 1993, between the
                       Company and EDS Personal Communications Corporation.(1)
                       (2)

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

               10.13 - Mutual Separation and Release, dated December 22, 1998, by and between HighwayMaster Corporation and Gordon D.
                       Quick. (16)


               10.14 - Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation.
                       (3)(4)

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

                  11   Statement Regarding Computation of Per Share Earnings(27)



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

(9) (9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(10) (10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(11) (11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997.

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

(24) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(25) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 20, 2001 in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(26) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(27) Filed herewith.