Form 10-Q
period 2001-09-30
AT TRACK COMMUNICATIONS INC
filed 2001-11-14
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    --------------

                                            Commission file number    0-26140
                                                                  --------------

                           @TRACK COMMUNICATIONS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       51-0352879
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 1155 Kas Drive, Suite 100, Richardson, Texas                      75081
-------------------------------------------------------------------------------
(Address of principle executive offices)                      (Zip Code)

      Registrant's telephone number, including area code      (972) 301-2000
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                            Number of Shares Outstanding as of
         Title of each class                         November 1, 2001
      -------------------------             -----------------------------------
      Common Stock, $.01 par value                     48,050,254

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                      PAGE
                                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at September 30, 2001
                      and December 31, 2000                                             3

                  Consolidated Statements of Operations for the three and
                      nine months ended September 30, 2001 and 2000                     4

                  Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2001 and 2000                     5

                  Consolidated Statement of Changes in Stockholders' Equity
                      (Deficit) for the nine months ended September 30, 2001            6

                  Notes to Consolidated Financial Statements                            7-10

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     11-13

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       13

PART II. OTHER INFORMATION

Item 1            Legal Proceedings                                                     14

Item 2            Changes in Securities                                                 14

Item 3            Defaults Upon Senior Securities                                       14

Item 4            Submission of Matters to a Vote of Security Holders                   14

Item 5            Other Information                                                     14

Item 6            Exhibits and Reports on Form 8-K                                      14

Signatures                                                                              15

                  PART I - FINANCIAL INFORMATION

         @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED)
                      (in thousands)

                    ASSETS
                                                                September 30,      December 31,
                                                                    2001              2000
                                                                 ---------          ---------
Current assets:
  Cash and short-term investments                                $  13,509          $  20,641
  Accounts receivable, net                                          11,863             12,738
  Inventories                                                        8,538             13,216
  Deferred product costs - current portion                           6,480              7,406
  Other current assets                                               1,198              1,759
                                                                 ---------          ---------
    Total current assets                                            41,588             55,760
  Network, equipment and software, net                               9,655             12,851
  Deferred product costs - non-current portion                       5,778              9,770
  License rights, net                                               38,334                 --
  Other assets, net                                                    665              2,663
                                                                 ---------          ---------
    Total assets                                                 $  96,020          $  81,044
                                                                 =========          =========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                               $   3,438          $   7,992
  Telecommunications costs payable                                   4,036              5,358
  Accrued interest payable                                              82              3,784
  Deferred product revenues - current portion                        7,830              8,975
  Other current liabilities                                          7,338              8,826
                                                                 ---------          ---------
    Total current liabilities                                       22,724             34,935
  Deferred product revenues - non-current portion                    7,046             11,966
  Senior notes payable                                              14,094             92,484
                                                                 ---------          ---------
    Total liabilities                                               43,864            139,385
                                                                 ---------          ---------
Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
  Common Stock                                                         481                256
  Common Stock - Class B                                                --                 --
  Preferred Stock - Series E                                            --                 --
  Additional paid-in capital                                       217,495            149,996
  Accumulated deficit                                             (165,272)          (208,046)
  Treasury stock                                                      (548)              (547)
                                                                 ---------          ---------
    Total stockholders' equity (deficit)                            52,156            (58,341)
                                                                 ---------          ---------
    Total liabilities and stockholders' equity (deficit)         $  96,020          $  81,044
                                                                 =========          =========


          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                                     Three months ended              Nine months ended
                                                                        September 30,                  September 30,
                                                                  ------------------------        ------------------------
                                                                     2001           2000            2001             2000
                                                                  --------        --------        --------        --------
Revenues:
  Product                                                         $  5,391        $ 16,021        $ 14,829        $ 26,156
  Ratable product                                                    2,136           2,015           7,617          10,254
  Service                                                           11,945          11,744          36,674          35,939
                                                                  --------        --------        --------        --------
    Total revenues                                                  19,472          29,780          59,120          72,349
                                                                  --------        --------        --------        --------
Cost of revenues:
  Product                                                            3,858          11,224          11,336          18,281
  Ratable product                                                    1,804           1,732           6,306           8,332
  Service                                                            7,164           7,363          20,617          21,376
  Provision for settlement of litigation (Note 11)                      --              --           2,100              --
                                                                  --------        --------        --------        --------
    Total cost of revenues                                          12,826          20,319          40,359          47,989
                                                                  --------        --------        --------        --------
Gross profit                                                         6,646           9,461          18,761          24,360
                                                                  --------        --------        --------        --------
Expenses:
  General and administrative                                         2,776           2,883           9,325           8,736
  Customer service                                                   1,621           1,806           5,566           5,207
  Sales and marketing                                                  951           1,199           3,099           3,546
  Engineering                                                          871           1,158           4,368           2,732
  Network services center                                              457             433           1,326           1,102
  Depreciation and amortization                                      1,966           1,490           5,370           4,365
                                                                  --------        --------        --------        --------
                                                                     8,642           8,969          29,054          25,688
                                                                  --------        --------        --------        --------
    Operating income (loss)                                         (1,996)            492         (10,293)         (1,328)

Interest income                                                        128             262             436           1,155
Interest expense                                                      (538)         (3,342)         (6,830)        (10,026)
Other income                                                            --              --              --             142
                                                                  --------        --------        --------        --------
  Loss before income taxes, cumulative effect of accounting
    change and extraordinary item                                   (2,406)         (2,588)        (16,687)        (10,057)
Income tax (provision) benefit                                          --              --              --              --
                                                                  --------        --------        --------        --------
  Loss before cumulative effect of accounting change and
    extraordinary item                                              (2,406)         (2,588)        (16,687)        (10,057)
Cumulative effect of accounting change                                  --              --              --          (5,206)
Extraordinary item, net (Note 3)                                        --              --          59,461              --
                                                                  --------        --------        --------        --------
Net income (loss)                                                 $ (2,406)       $ (2,588)       $ 42,774        $(15,263)
                                                                  ========        ========        ========        ========

Basic income (loss) per share:
Loss before cumulative effect of accounting change and
    extraordinary item                                            $  (0.05)       $  (0.51)       $  (0.79)       $  (1.99)
  Cumulative effect of accounting change                                --              --              --           (1.03)
  Extraordinary item                                                    --              --            2.81              --
                                                                  --------        --------        --------        --------
Net income (loss)                                                 $  (0.05)       $  (0.51)       $   2.02        $  (3.02)
                                                                  ========        ========        ========        ========
Diluted income (loss) per share:
Loss before cumulative effect of accounting change and
   extraordinary item                                             $  (0.05)       $  (0.51)       $  (0.77)       $  (1.99)
  Cumulative effect of accounting change                                --              --              --           (1.03)
  Extraordinary item                                                    --              --            2.74              --
                                                                  --------        --------        --------        --------
Net income (loss)                                                 $  (0.05)       $  (0.51)       $   1.97        $  (3.02)
                                                                  ========        ========        ========        ========

Weighted average number of shares outstanding:
  Basic                                                             48,056           5,065          21,148           5,056
                                                                  ========        ========        ========        ========
  Diluted                                                           48,056           5,065          21,675           5,056
                                                                  ========        ========        ========        ========

          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    (in thousands, except share information)

                                                                         Nine months ended
                                                                            September 30,
                                                                     -------------------------
                                                                        2001          2000
                                                                     --------        --------
Cash flows from operating activities:
Net income (loss)                                                    $ 42,774        $(15,263)

Adjustments to reconcile net loss to cash used in
  operating activities:
  Extraordinary item - non-cash portion                               (56,682)             --
  Depreciation and amortization                                         5,370           4,365
  Amortization of discount on notes payable                               204             296
  Provision for bad debts                                                 900             915
  (Increase) in accounts receivable                                       (25)         (1,820)
  (Increase) decrease in inventory                                      4,678          (2,579)
  (Increase) decrease in deferred product costs                         4,918         (18,599)
  Increase (decrease) in accounts payable                              (4,554)          8,110
  Increase (decrease) in deferred product revenues                     (6,065)         22,613
  (Decrease) in accrued expenses and other current liabilities         (6,512)         (6,388)
  Other                                                                   704             535
                                                                     --------        --------
    Net cash used in operating activities                             (14,290)         (7,815)
                                                                     --------        --------
  Cash flows from investing activities:
  Additions to network, equipment and software                         (1,241)         (1,610)
  Decrease in pledged securities                                           --          12,705
  Decrease in short-term investments                                       --          12,601
  License rights                                                       (1,050)             --
                                                                     --------        --------
     Net cash provided by (used in) investing activities               (2,291)         23,696
                                                                     --------        --------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                               9,450              --
  Proceeds from exercise of stock options                                  --             255
  Common stock repurchased                                                 (1)             --
                                                                     --------        --------
     Net cash provided by financing activities                          9,449             255
                                                                     --------        --------
Increase (decrease) in cash and cash equivalents                       (7,132)         16,136
Cash and cash equivalents, beginning of period                         20,641           5,167
                                                                     --------        --------
Cash and cash equivalents, end of period                               13,509          21,303
Short-term investments                                                     --              --
                                                                     --------        --------
Cash and short-term investments                                      $ 13,509        $ 21,303
                                                                     ========        ========

Supplemental cash flow information:
  Interest paid                                                      $  6,539        $ 12,974
                                                                     ========        ========

Non-cash investing and financing activities:
  Fair value of License Rights acquired in exchange for
    28,000,000 shares of common stock                                $ 38,000        $     --
                                                                     ========        ========

  Principal amount of Senior Notes exchanged for
    12,670,497 shares of common stock                                $ 80,022        $     --
                                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                    (in thousands, except share information)


                                                                Common Stock          Common Stock - Class B    Preferred Stock
                                                        --------------------------    ----------------------   ----------------
                                                            Shares         Amount        Shares       Amount   Shares    Amount
                                                        -----------      ---------    ---------    ---------   ------   -------
Stockholders' equity (deficit) at December 31, 2000      25,638,826      $    256        1,000      $    --      --      $ --
                                                         ----------      --------        -----      -------     ----     ------

  Conversion of Class B Common to Common                  1,600,000            16       (1,000)          --                --

  Issuance of Series E Preferred Stock                                                                            1        --

  Reverse stock split                                   (21,791,070)         (218)
  Common Stock issued to Minorplanet                     30,000,000           300

  Common Stock issued in Note Exchange                   12,670,497           127

  Common Stock repurchased
  Net income
                                                         ----------      --------        -----      -------     ----     ------
Stockholders' equity (deficit) at September 30, 2001     48,118,253      $    481      $   --      $    --       1       $ --
                                                         =========       ========      =======     ========     ====     ======



                                                         Additional     Treasury Stock
                                                           Paid-in    -------------------    Accumulated
                                                           Capital      Shares     Amount      Deficit         Total
                                                         --------     -------     -------    ---------      ---------
Stockholders' equity (deficit) at December 31, 2000      $149,996     311,997     $(547)     $(208,046)     $(58,341)
                                                         --------     -------     -----      ---------      --------

  Conversion of Class B Common to Common                      (16)                                                --

  Issuance of Series E Preferred Stock                          1                                                  1

  Reverse stock split                                        218    (249,598)        --                           --
  Common Stock issued to Minorplanet                      47,625                                              47,925

  Common Stock issued in Note Exchange                    19,671                                              19,798

  Common Stock repurchased                                              1,000        (1)                          (1)
  Net income                                                                                     42,774        42,774
                                                         --------     -------     -----       ---------      --------
Stockholders' equity (deficit) at September 30, 2001     $217,495      63,399     $(548)     $(165,272)     $  52,156
                                                         =======      =======     =====      =========       ========

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.       BUSINESS OVERVIEW

                  The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. Trackware is currently being tested by prospective customers. There were no significant revenues from Trackware during the periods ended September 30, 2000 or 2001. During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information ("VMI") product licensed from Minorplanet Systems PLC into the automatic vehicle location ("AVL") marketplace in the United States. See Note 3.

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

                  On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet"), and Mackay Shields LLC ("MacKay"), dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet's VMI technology in the United States, Canada and Mexico. As a result of this transaction, Minorplanet beneficially owns approximately 62.4% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company. The "License Rights" acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

                  Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes") in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). The total principal amount of Senior Notes that remains outstanding is $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as an extraordinary item in the accompanying Consolidated Statements of Operations.

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

5.       FUTURE OPERATIONS

                  The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80,022,000 and its related annual cash outflow for interest service by $11,003,000, which will extend its financial viability. In addition, the Company believes acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. The critical success factors in Management's plans to achieve positive cash flow from operations are as follows: (1) achieve significant market acceptance of the VMI product line, (2) complete existing orders and secure additional orders under the Service Vehicle Contract, and (3) retain the majority of the Company's existing customer base.

                  Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factors outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions and other factors beyond the Company's control.

6.       EARNINGS PER SHARE

                  The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net income (loss) per basic share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share has been presented for the nine months ended September 30, 2001, to reflect the weighted average shares outstanding assuming the issuance of common stock upon exercise of potentially dilutive stock options. Diluted earnings per share is computed using the "Treasury Stock Method." The Company's potentially dilutive securities have been excluded from the weighted average number of shares outstanding for the other periods presented, since their effect would be anti-dilutive.

                  Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected June 5, 2001, as described in Note 3.

7.       INVENTORIES

                                          September 30,     December 31,
                                               2001             2000
                                          -------------     ------------
Complete systems                          $       823       $     3,240
Component parts                                 6,636             5,919
Equipment shipped not yet accepted              1,079             4,057
                                          -------------     -----------
                                          $     8,538       $    13,216
                                          ===========       ===========


8.       LICENSE RIGHTS

                  As part of the Recapitalization, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet's VMI technology in the United States, Canada and Mexico. The license covers rights to existing technologies of Minorplanet as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 15-year life.

9.       CHANGE IN ACCOUNTING PRINCIPLE

                  During the fourth quarter of 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition, effective January 1, 2000. The September 30, 2000 consolidated financial statements have been restated to reflect the adoption of this new accounting principle.

10.      RELATED PARTY TRANSACTIONS

                  As a result of the Recapitalization, Minorplanet Systems PLC holds in excess of 50 percent of the Company's outstanding common stock and thus controls the Company. As a result of this control, Minorplanet Systems PLC is a related party. Transactions with Minorplanet Systems PLC are summarized below.

Nine months ended September 30,                     2001
                                             ---------------
Purchases                                    $           275

As of:                                       September 30,
                                                  2001
                                             ---------------
Accounts receivable                          $           --
Accounts payable                             $          275


                  Prior to the consummation of the Recapitalization, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the shareholder agreement executed upon its purchase of the Company's common stock. As a result of the Recapitalization, such control provisions were eliminated, and SBC Wireless LLC is no longer a related party.

                  Certain affiliates of SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the nine months ended September 30, 2000 and the six months ended June 30, 2001, the periods when it was a related party, are summarized below.

                                2001                 2000
                            ------------        ----------
                           $      15,331        $   30,006

11.      COMMITMENTS AND CONTINGENCIES

                  During the first quarter of 2001, the outsource manufacturer (the "vendor") that supplies substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. While the ultimate liability in connection with this settlement will not be known until December 31, 2002, based on information currently available, the Company has recorded a provision of $2.1 million as its estimate of the cost to be incurred to settle this litigation. As part of the settlement, the Company will continue to use K-Tec as a manufacturer.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

         Total revenues decreased 34.6% to $19.5 million in 2001, from $29.8 million in 2000. Product revenues decreased 66.4% to $5.4 million in 2001, from $16.0 million in 2000 primarily due to a decrease in unit sales for the Service Vehicle Contract. While installations and revenue recognition under the Service Vehicle Contract are expected to continue for the remainder of 2001, installation schedules are not consistent from quarter to quarter. Service revenues were $11.9 million in 2001 compared to $11.7 million in 2000, an increase of 1.7%. While the average installed base of mobile units increased 20.8% from 2000 to 2001, the average monthly revenue per mobile unit decreased 15.9% to $55.54 in 2001 from $66.05 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 69,862 at September 30, 2001 from 60,716 at September 30, 2000. The increase in the installed base is attributable to the Service Vehicle Contract.

         Service gross profit margin was 40.0% in 2001 compared to 37.3% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers.

         Product gross profit margin decreased to 28.4% in 2001 from 29.9% in 2000. This decrease is primarily due to increased provision for excess and obsolete inventory, offset, in part, by improvement in installation margin.

         Operating expenses decreased 3.6% to $8.6 million in 2001 from $9.0 million in 2000. This decrease is primarily due to a reduction in payroll related costs. Personnel reductions were made as a consequence of the Recapitalization described in Note 3 to the Consolidated Financial Statements, and the subsequent cancellation of various technology initiatives.

         Operating income decreased $2.5 million from 2000 to 2001. This decrease is the result of the $2.8 million decrease in gross profit margin, due primarily to the 66.4% decrease in product revenues, reduced by the $0.3 million decrease in operating expenses. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during the third quarter of 2001 significantly reduced gross profit margin. Presently, the Service Vehicle Contract is responsible for the majority of product revenues. Product shipments under that contract for the remainder of the year are expected to be less than the corresponding period of 2000. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. Although the Company introduced the VMI product during the third quarter of 2001, revenues and gross margin from that product are not expected to contribute significantly to 2001 results. Therefore, the Company believes that its 2001 revenues will decrease relative to 2000.

         Interest expense decreased to $0.5 million in 2001 from $3.3 million in 2000, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization.

         Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

         Total revenues decreased 18.3% to $59.1 million in 2001, from $72.3 million in 2000. Product revenues decreased 43.3% to $14.8 million in 2001, from $26.2 million in 2000, primarily due to a decrease in unit sales for the Service Vehicle Contract. Ratable Product Revenues decreased 25.7% to $7.6 million in 2001, from $10.3 million in 2000. This decrease is due to the fact that Ratable Product Revenues in 2000 include the recognition of all previously deferred revenues related to a significant customer for whom service was terminated during the nine months ended September 30, 2000. Service revenues were $36.7 million in 2001 compared to $35.9 million in 2000, an increase of 2.0%. While the average installed base of mobile units increased 23.0% from 2000 to 2001, the average monthly revenue per mobile unit decreased 21.5% to $57.41 in 2001 from $73.13 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 69,862 at September 30, 2001 from 60,716 at September 30, 2000. The increase in the installed base is attributable to the Service Vehicle

Contract.

         Service gross profit margin was 43.8% in 2001 compared to 40.5% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers.

         Product gross profit margin, excluding the $2.1 million provision for settlement of litigation, was 23.6% in 2001 compared to 30.1% in 2000. The decrease in gross profit margin is primarily attributable to TrackWare. During 2001, the Company began receiving significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. Excluding the effect of the write-down from cost to market, product gross profit margin would have been 27.7%. The Company has completed the receipt of the initial version of TrackWare units for which cost was in excess of market value. The Company has made substantial modifications to the design of the Trackware unit to reduce future production costs and does not currently expect any additional TrackWare related cost to market write-downs in subsequent periods. As described in Note 11 to the Consolidated Financial Statements, the Company has settled the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. The Company has recorded a provision of $2.1 million as its current estimate of the cost to be incurred as a result of this settlement.

         Operating expenses increased 13.1% to $29.1 million in 2001 from $25.7 million in 2000. This increase is primarily due to expenditures related to an increase in the number of employees and independent contractors. Such increases relate primarily to increasing the resources for (1) research and development activities, (2) development and maintenance of the Company's information systems, and (3) enhancing the network capabilities for the Company's products and services. Personnel reductions were made as a consequence of the Recapitalization described in Note 3 to the Consolidated Financial Statements, and the subsequent cancellation of various technology initiatives. Operating expenses in 2001 include approximately $0.4 million of severance payments to terminated employees as a result of these personnel reductions. A significant amount of the research and development activities referred to above, which were subsequently cancelled, were performed by these former employees. In the future, the Company will be charged a fee for research and development activities performed by Minorplanet.

         Operating loss increased $9.0 million from 2000 to 2001. This increase is the combined effect of the $5.6 million decrease in gross profit margin, primarily due to the 43.3% decrease in product revenues and 25.7% decrease in ratable product revenues, and the $3.4 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2001 significantly reduced gross profit margin. Presently, the Service Vehicle Contract is responsible for the majority of product revenues. Product shipments under that contract for the remainder of the year are expected to be less than the corresponding period of 2000. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. Although the Company introduced the VMI product during the third quarter of 2001, revenues and gross margin from that product are not expected to contribute significantly to 2001 results. Therefore, the Company believes that its 2001 revenues will decrease relative to 2000.

         Interest expense decreased to $6.8 million in 2001 from $10.0 million in 2000, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization.

         The extraordinary gain in 2001 of $59.5 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80.0 million principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the exchange offer. See Note 3 to the Consolidated Financial Statements.

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

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80.0 million and its related annual cash outflow for interest service by $11.0 million, which will extend its financial viability. In addition, the Company believes acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. The critical success factors in Management's plans to achieve positive cash flow from operations are as follows: (1) achieve significant market acceptance of the VMI product line,
(2) complete existing orders under the Service Vehicle Contract, and (3) retain the majority of the Company's existing customer base.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factors outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions and other factors beyond the Company's control.

         In connection with the acquisition of the License Rights to the VMI technology, and access to future research and development of Minorplanet, the Company is evaluating the applicability of the VMI technology and ongoing research and development initiatives by Minorplanet to markets the Company currently serves. In addition, the Company is evaluating each of the markets it serves and their future potential in an effort to bring the Company to positive cash flow and profitability. The conclusions from these evaluations could result in material changes in the Company's operating structure and require provision in the financial statements for restructuring costs as well as certain asset write-downs.

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

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                  On May 18, 2001, the Company filed an Original Petition styled and numbered @Track Communications, Inc, f/k/a HighwayMaster Corporation v. K-TEC Electronics Corporation, Cause No. 01-04173 in the B44th District Court of Dallas County, Texas seeking recovery against K*TEC for breach of contract, breach of bailment and conversion, replevin, and also seeking a declaratory judgment, an accounting, attorney's fees and costs of court (the "Dallas Lawsuit").

                  On June 21, 2001 K*TEC filed an Original Petition styled and numbered K*Tec Electronics Corporation, L.P. doing business as K*Tec Electronics v. @Track Communications, Inc. formerly known as HighwayMaster Corporation, Cause No. 01CV-119321 in the 268th District Court of Fort Bend County, Texas seeking recovery against the Company for sworn account, breach of contract, promissory estoppel, quasi-estoppel, equitable estoppel, quantum meruit, negligent misrepresentation, attorney's fees and costs of court (the "Fort Bend Lawsuit").

                  On July 10, 2001, the Company and K*TEC reached agreement on all material terms of settlement of the lawsuits subject to the execution of a definitive settlement document. As per the settlement, the Company will continue to utilize K*TEC as a manufacturer. On October 9, 2001, the Company and K*TEC executed a Compromise Settlement Agreement. In accordance with the Compromise Settlement Agreement, the parties have filed an Agreed Order Dismissing with Prejudice both the Dallas Lawsuit and the Fort Bend Lawsuit. The $2.1 million reserve for loss recorded in the Company's financial statements at September 30, 2001, reflects the Company's current estimate of the cost to be incurred to resolve this matter.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities  - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information  - None

Item 6.    Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     @TRACK COMMUNICATIONS, INC.

Date: November 13, 2001


                                     By:  /s/ Jana Ahlfinger Bell
                                          ------------------------------------
                                          Jana Ahlfinger Bell
                                          President and Chief Executive Officer




                                     By:  /s/ W. Michael Smith
                                          ------------------------------------
                                          W. Michael Smith
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

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
                  dated October 23, 2000 by and between the Company and MCI WORLDCOM. (25) (26)

       10.70 Stock Option Agreement dated July 18, 2001, by and between the Company and Jana A. Bell (27)

       10.71 Stock Option Agreement dated June 21, 2001, by and between the Company and Jana A. Bell (27)

       10.72 Stock Option Agreement dated July 18, 2001, by and between the Company and J. Raymond Bilbao (27)

       10.73 Stock Option Agreement dated June 21, 2001, by and between the Company and J. Raymond Bilbao (27)

       10.74 Stock Option Agreement dated July 18, 2001, by and between the Company and Todd A. Felker (27)

       10.75 Stock Option Agreement dated June 21, 2001, by and between the Company and Todd A. Felker (27)

       10.76 Stock Option Agreement dated July 18, 2001, by and between the Company and Robert W. LaMere (27)

       10.77 Stock Option Agreement dated June 21, 2001, by and between the Company and Robert W. LaMere (27)

       10.78 Stock Option Agreement dated July 18, 2001, by and between the Company and Marshall Lamm (27)

       10.79 Stock Option Agreement dated June 21, 2001, by and between the Company and Marshall Lamm (27)

       10.80 Stock Option Agreement dated July 18, 2001, by and between the Company and W. Michael Smith (27)

       10.81 Stock Option Agreement dated June 21, 2001, by and between the Company and W. Michael Smith (27)

          11      Statement Regarding Computation of Per Share Earnings (27)


-----------

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

(14) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1998.

(15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

(16) Filed in connection with the Company's Form 10-K fiscal year ended December 31, 1998.

(17) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(18) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company's Form 10 - Q Quarterly Report for the quarterly period ended March 31, 1999.

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

(21) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(22) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(23) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company's Form 10 - Q Quarterly Report for the quarterly period ended June 30, 2000.

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