Form 10-K405
period 2001-12-31
AT TRACK COMMUNICATIONS INC
filed 2002-04-01
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                            1155 KAS DRIVE, SUITE 100
                             RICHARDSON, TEXAS 75081
          (Address of principal executive offices, including zip code)

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

         YES X  NO   .
            --     --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of March 20, 2002 was $21,015,683.*

The number of shares outstanding of Registrant's Common Stock was 48,059,394 as of March 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 (the "Proxy Statement") are incorporated by reference into Part III of the Form 10-K.

----------
*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 20, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                           @Track Communications, Inc.

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2001

                                      INDEX

                                                                                                                   Page
                                                                                                                   ----

PART I
         ITEM 1.     BUSINESS......................................................................................  1
         ITEM 2.     PROPERTIES.................................................................................... 18
         ITEM 3.     LEGAL PROCEEDINGS............................................................................. 18
         ITEM 4.     SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS............................................ 19

PART II
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS........................................................................... 19
         ITEM 6.     SELECTED FINANCIAL DATA....................................................................... 21
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS........................................................... 23
         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................... 27
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 27
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE........................................................... 27

PART III
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................ 28
         ITEM 11.    EXECUTIVE COMPENSATION........................................................................ 28
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT................................................................................ 28
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 28

PART IV
         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K................................................................................... 29

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.

HISTORICAL BACKGROUND

         @Track Communications, Inc., a Delaware Corporation (the "Company" or "@Track"), develops and implements mobile communications solutions for long-haul truck fleets, service vehicle fleets and other mobile-asset fleets, including integrated voice, data and position location services. The Company provides mobile communications services through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and 66 cellular carriers. The Company's communications network covers 98% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. See "Infrastructure and Operations - Wireless Infrastructure" on page 8 for a more detailed description of A-side coverage. Call processing and related functions for the Company's network are provided through the Company's Network Services Center (the "NSC"). The Company holds 40 United States and 9 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

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

         On June 5, 2001, the Company effected a 1-for-5 reverse stock split that was approved by the shareholders at the annual meeting.

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet"), and Mackay Shields LLC, dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock (post reverse stock split) in a change of control transaction to Minorplanet, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiaries, Minorplanet Limited and its wholly-owned subsidiary, Mislex(302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sale and operate Minorplanet's vehicle management information technology in the United States, Canada and Mexico. Minorplanet now beneficially owns approximately 62.4% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company.

         On March 15, 2002, @Track completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to this Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("HM5000") customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet Vehicle Management Information technology (VMI(TM))("VMI") for the potential distribution of VMI by Aether to the long-haul-trucking market.

         As consideration for the Sale, @Track received $3 million in cash, of which $1 million will be held in escrow and released to @Track over a 12-month period. @Track also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that @Track will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between @Track and Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into three major categories: truck fleet mobile communications, service-vehicle management and mobile asset tracking. Approximately 58% and 42% of the Company's total revenues were derived from the truck fleet mobile communications and service-vehicle management categories, respectively, during the year ended December 31, 2001. Revenues from the mobile asset tracking category were insignificant during 2001.

TRUCK FLEET MOBILE COMMUNICATIONS

         The initial application for the Company's wireless enhanced services network has been developed for, and is currently being marketed and sold to, companies that operate mobile fleets in the long-haul trucking market. The Company provides long-haul trucking customers with a total communications solution HM 5000 that combines voice and data communications services with satellite-based Global Positioning System ("GPS") location technology. The Company also provides engine monitoring, scanning, mapping and dispatch management applications. The Series 5000 solutions enable trucking companies of all sizes to maximize their efficiency as they manage trucks that are often dispersed across the country.

         The HM 5000 mobile communications and information system from @Track is fully integrated with the AS/400, UNIX, and Windows(R) fleet management software solutions from 18 key industry suppliers. Integration partners include Creative Systems, Innovative Transportation Systems (ITS), Maddocks Systems' TruckMate(R) for Windows, ProMiles, TMW Truck Systems and Tom McLeod LoadMaster(TM) Software. Full system integration provides an end-to-end mobile communications and information system solution by combining the on-road communications, data collection and tracking capabilities of the HM 5000 with vendor dispatch software, enabling fleet operators to improve customer service, manage their dispatch operations more effectively and, ultimately, increase revenue miles per truck.

         @Track also maintains value-added assembly line installation programs with seven major heavy truck original equipment manufacturers for the HM 5000 mobile communications and information system. Prewire programs, designed to preinstall system cabling and mounting brackets at the factory, exist with Freightliner, International, Kenworth, Mack, Peterbilt, Sterling and Volvo. Full system installations are also available through Freightliner, Mack and Sterling. Each of these programs enables fleets to reduce their "new vehicle receipt -to-new vehicle revenue generation" cycle times by reducing new vehicle 'make-ready' times.

         In addition to the hardware device and network connectivity, @Track also operates a national network of service and repair centers. The home office in Richardson, Texas also houses representatives providing Level I and II technical support to its customers.

         @Track also offers a complete end-to-end service bureau solution for long-haul trucking customers with its Platinum Service. The data center, located in Joplin, Missouri, integrates mobile platform data with business functions including general ledger, accounts payable, EDI, customer service, driver management, route optimization, and fuel processing. Benefits of the platform include providing all of the aforementioned services on a single database, the ability to support multiple business units, and extensive reporting capabilities.

         @Track also possesses the capability to support the largest premier companies in this market, such as Wal-Mart and Contract Freighters, Inc., with a solution implementation capability that allows for necessary customization that large customers require.

         As noted on page 2, @Track completed the Sale to Aether of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses on March 15, 2002. Under the terms of the March 15, 2002 Sale, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HM5000 customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. See the Form 8-K filed by the Company on March 27, 2002 for more information on the Sale which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto.

SERVICE VEHICLE MANAGEMENT

Series 5005S

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

         In addition to fleet monitoring and voice and data communications capabilities, the Series 5005S mobile units feature alarm-monitoring functionality. This product feature provides the driver the ability to summon emergency assistance by pressing a panic alarm button on a key fob when away from, but in close proximity to, the service vehicle. The panic alarm signal is intelligently routed to a third party alarm-monitoring center under contract with @Track that confirms the validity of the alarm with the technician and then summons the appropriate safety agency. The GPS data is also transmitted to the monitoring center to pinpoint the location of the vehicle for the most efficient dispatch of the safety personnel.

         As of December 31, 2001, the SBC Companies have purchased and installed approximately 39,500 Series 5005S mobile units. The Company currently anticipates installation of approximately 1,500 additional units during 2002. The Series 5005S mobile units were not part of the March 15, 2002 Sale.

Minorplanet Vehicle Management Information (VMI(TM))

         On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sale and operate Minorplanet's VMI technology in the United States, Canada and Mexico.

         VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses GPS to acquire a vehicle location on a minute-by-minute basis and a GSM based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 20 million vehicles.

         VMI provides minute-by-minute visibility into the activities of a mobile workforce via an extensive reporting system that provides real-time and exception-based reporting. Real-time reports provide information regarding a vehicle's location, idling, stop time, speed and distance traveled. With real-time reporting, the user can view when an employee starts or finishes work, job site arrival times and site visit locations. In addition, exception reports allow the user to set various parameters within which vehicles must operate, and the system will report exceptions including speeding, extended stops, unscheduled stops, route deviations, visits to barred locations and excessive idling.

         The VMI system also enables text messages to be sent from the CCC to any mobile phone. Employees can also send messages using free text and preformatted forms on their mobile phones.


MOBILE ASSET TRACKING

TrackWare(R)

         The Company entered the mobile-asset-tracking market in October 1999 with the introduction of its trailer-tracking product, TrackWare. The TrackWare product combines the technologies of GPS and control channel messaging to report location details and specific trailer events, such as connection and non-connection to a tractor, loaded/unloaded and door open/close status of a trailer. The TrackWare Remote Unit ("TrackWare Unit") comes equipped with a GPS satellite receiver, a Cellemetry(R)-enabled cellular transceiver, microprocessor, antenna, battery and cables. The term Cellemetry-enabled receiver refers to the analog wireless transceiver utilized by the Company's TrackWare product which utilizes the Cellemetry network owned and operated by Cellemetry LLC to send short data messages over the overhead control channel of the existing analog wireless infrastructure. The Company's analog wireless transceiver in its TrackWare unit utilizes the Cellemetry network via a Service Agreement with Cellemetry LLC which includes a license to use the Cellemetry technology. Cellemetry is a federally registered trademark of Cellemetry LLC.

         We believe that TrackWare offers the dry-van trailer market a cost effective, reliable way to track a fleet of trailers that may be in various locations all over the country, and trucking companies now have a powerful tool available to them that we expect may increase the utilization of their trailers, resulting in lower trailer operation and management expenses and higher trailer revenue miles. A dry-van trailer is a transportation industry term of art referring to a type of trailer pulled by Class 8 over-the-road tractor (commonly referred to as 18-Wheelers) in which only dry goods are transported as opposed to perishable goods which require refrigeration.

         TrackWare is being marketed to trucking companies, which the Company believes represent a potential market of approximately 2.5 million dry-van trailers currently operating in the U.S. This translates into approximately three trailers for every tractor. At any point in time, the Company believes the location of 10-15 percent of these trailers is unknown to the companies who own them. As a result, the Company believes that between $5.0-$7.5 billion in dry-van assets are idle, delivering no value to their owners. The Company expects TrackWare to provide the visibility to trucking company asset managers that will enable them to better utilize their trailer fleets. Users of TrackWare may access the tracking and sensor information via the Internet.

20/20V(TM)

         In March of 2001, the Company announced the launch of 20/20V, a low cost tracking solution designed for small fleets in the transportation marketplace. 20/20V uses the Cellemetry data network to communicate location information at predetermined intervals. Users of the 20/20V application may access location based information via the Internet.

         The March 15, 2002 Sale of certain assets included assets related to the 20/20V and TrackWare product lines. Accordingly, @Track will no longer distribute and sell these product lines as part of its business. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto for more information on this transaction.

COMPETITION

TRUCK MOBILE COMMUNICATIONS

         Qualcomm, Inc. ranks number one in the truck mobile communications market with substantially greater than 50% of the market share. We believe that @Track and Aether rank second and third in the marketplace with a market share of approximately 8% and 5%, respectively. Both Qualcomm and Aether have significantly greater financial and other resources than the Company.

o QUALCOMM - As Qualcomm launched its mobile communications product several years before @Track, Qualcomm was able to capture the number one position in the marketplace. Today, Qualcomm equipment is installed in 37 of the top 40 truckload carriers. Qualcomm continues to aggressively target and market to the transportation marketplace.

o AETHER - Motient has been in the marketplace for several years using satellite and Ardis networks as a foundation for its products. Motient's MobileMax and Mobile Messaging Service were sold to Aether Systems in 2000. Aether is aggressively developing and implementing wireless solutions targeting the transportation and logistics industries. As noted, on March 15, 2002, Aether also purchased certain assets from @Track relating to @Track's long haul trucking and asset tracking business.

o TERION - Terion's products and services utilize both digital cellular and FM radio transmission to send data. Terion products utilize 8-12 foot-high frequency towers distributed throughout the United States to transmit return data. In January 2002, Terion filed for protection under Chapter 11 of the U.S. Bankruptcy Code and announced the discontinuance of its in-cab mobile communications product.

o PEOPLENET COMMUNICATIONS, INC. - PeopleNet offers an analog cellular-based solution that includes positioning, messaging and voice. The Company believes that PeopleNet has approximately 20,000 units in service.



SERVICE VEHICLE MANAGEMENT

         @Track believes that it currently possesses the largest single customer in the service vehicle category with the SBC Companies. At December 31, 2001, the Company had approximately 39,500 units in service with the SBC Companies. The initial three-year term of the service contract with the SBC Companies expired on December 31, 2001. The Company subsequently renewed its service contract with the SBC Companies for a one-year term which will expire on December 31, 2002. The renewed service contract provides for a one-year extension beyond the initial term at the option of the SBC Companies.



         @Track believes that its primary competitors in this market include:

o TELETRAC - Teletrac is currently managing the transition of customers from their private radio network to AT&T Wireless' proprietary Cellular Digital Packet Data ("CDPD") network. The Company believes that Teletrac currently has approximately 60,000 units in service.

o @ROAD - @Road currently sells an Internet-based solution using AT&T Wireless' proprietary CDPD network and the Nextel network. The Company believes that @Road currently has approximately 60,000 units in service.

o OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence.

         A third party study of the service vehicle market conducted by the Strategis Group noted that this market consists of over 26 million vehicles and is currently less than 5% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 26 million vehicles, Teletrac, @Track and @Road would each have less than one-half of one percent of the market share.

MOBILE ASSET TRACKING

         Dry-van trailers are the first target market for @Track and several other competitors. The Company believes that this market is in its infancy with very few units installed by any competitor to-date.

         @Track believes that its primary competitors in this market include:

     o QUALCOMM, INC. - Qualcomm announced commercial launch into this market in January 2001. Qualcomm tested an untethered tracking product with several of its current customers during 2001. In the third quarter of 2001, Qualcomm discontinued testing of their untethered tracking product and pulled the product from the market.

     o TERION -In January of 2000, Terion introduced a mobile unit which utilizes the existing analog network to send data over a voice channel. In January 2002, Terion filed for protection under Chapter 11 of the U.S. Bankruptcy Code and plans to restructure its business to focus exclusively on its mobile asset tracking product.

     o AIRINC - Airinc initially targeted the refrigerated van market with a high-end product which utilized the Orbcomm LEO satellite constellation. The Company believes that Airinc is currently in the process of transitioning from the Orbcomm LEO satellite product to a TMI satellite product. Airinc has recently expanded its focus to target the dry-van market segment.


INDUSTRY SEGMENTS

         The Company considers its operations to be classified into one industry segment: Cellular and Other Wireless Communications.

EMPLOYEES

         At December 31, 2001, the Company had 258 employees. The Company's employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

         Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company's strategy is to select and use wireless networks that provide the "best fit" for each product and application or specific customer need.

         The March 15, 2002 Sale to Aether of certain assets and related license rights included the Company's Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The Sale did not include @Track's NSC.

         Series 5000 Mobile Units. These units use circuit-switched analog cellular technology for transmitting location, as well as other information, to the Company's Network Services Center ("NSC"). The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

         Series 5005S Mobile Units. For service vehicles, as part of the Company's "best fit" strategy, these units also may be integrated with a global system for mobile communications ("GSM") telephone utilizing the 1900 MHz frequency, where required. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

         VMI. The VMI technology uses a GSM digital network. Currently, there are three major carriers providing GSM coverage in the United States; Voicestream, Cingular and AT&T Wireless, providing coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM coverage in the United States, including interoperability among the three carriers. The Company believes the coverage, bandwidth and price of the GSM network is best suited for the VMI technology.

         TrackWare and 20/20V Product. The TrackWare Remote Unit and 20/20V unit use proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry LLC, and the Company's NSC which has been adapted to integrate with the Cellemetry network.

         Network Services Center. The Company's NSC provides switching services among each Series 5000 and 5005S Mobile Unit (hereinafter collectively referred to as "Mobile Unit" or "Mobile Units"), the nationwide network of cellular providers, the customer's dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through @Track's nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer's dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, and then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records.

         Call Routing. Each time a Mobile Unit travels into a new cellular metropolitan statistical area ("MSA") or rural statistical area ("RSA"), it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to Telecommunications Services Incorporated, formerly GTE-TSI ("TSI"). Pursuant to a contract with the Company, TSI provides the NSC with call delivery information utilized by the NSC to deliver calls to the Mobile Unit as it travels through a new MSA or RSA.

         Navigation Technology. GPS technology allows customers to identify the location of any asset at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. @Track believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as the Company's mobile communication units, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

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

         Wireless Infrastructure. The Federal Communications Commission ("FCC") has provided for a two-operator duopoly in each cellular market. Only two licenses were awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. @Track's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the 1.9 megahertz ("PCS") spectrum. PCS is generally available in certain metropolitan markets and surrounding areas.

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

         TSI. TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term that began on May 3, 1999 and ends on April 15, 2004. Following the expiration of the initial term, either party to the agreement may terminate the agreement for convenience upon six months prior written notice. See the "Risk Factor" on page 13 relating to the TSI agreement.

         Tekelec. Tekelec, formerly IEX Corp., designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its customers. The Company currently has a three-year software maintenance and support agreement with Tekelec that expires on December 31, 2003. See the "Risk Factors" on page 13 relating to the NSC.

         Cingular Wireless LLC. On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless LLC ("Cingular"), executed an Administrative Carrier Agreement with an initial term of three years that automatically renews for five additional consecutive one-year terms under which Cingular provides to the Company clearinghouse services and cellular service. See the "Risk Factor" on page 14 regarding risks associated with this relationship.

         Alarm Monitoring Services. On May 25, 2000, the Company and Criticom International Corporation ("CIC") entered into a Monitoring Services Agreement with an initial term of three years that automatically renews for successive two-year terms pursuant to which CIC provides certain panic alarm monitoring services for the Company in connection with the Company's obligations to the SBC Companies. See the "Risk Factor" on page 13 relating to the CIC relationship.

         Key Suppliers. The Company does not manufacture or assemble its products. The Company purchases its VMI products from manufacturers retained by Minorplanet Systems PLC as per the Exclusive Distribution and License Agreement entered into on June 21, 2001 with Minorplanet. The Company also subcontracts for the manufacture of its other products from various suppliers.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 40 United States patents and 9 foreign patents and has applied for additional United States and foreign patents. In general, the Company's existing patents cover the Company's innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of the Company's products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See the "Risk Factor" on page 16 relating to risks associated with the Company's intellectual property.

RESEARCH AND DEVELOPMENT

         The Company now relies on Minorplanet for research and development for new products and services. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet, the Company is charged $1 million per year to Minorplanet for research and development. This charge is subject to review and increase annually. See the "Risk Factor" on page 15 regarding research and development reliance.

REGULATION

         The Company's products and services are subject to various regulations promulgated by the FCC that apply to the wireless communications industry generally. The Company's Mobile Units and its TrackWare(R) Units must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of the Mobile Units and the TrackWare(R) Units to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

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

         The wireless telecommunications industry currently is experiencing significant regulatory changes that may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as Commercial Mobile Radio Services ("CMRS"). If the Company's services are classified as CMRS, the Company may be subject to FCC regulation as a telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of entry for interstate services offered by CMRS providers. In addition, the U.S. Congress has preempted state regulation of CMRS entry and rates. FCC decisions thus far have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC-mandated universal service fund contribution. However, based on a conservative interpretation, the Company has reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any future requirements to contribute to state and federal universal service mechanisms. See the "Risk Factor" on page 14 relating regarding these risks.

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

RECAPITALIZATION TRANSACTION


         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by the Purchase Agreement, the Company issued 30,000,000 shares of the its common stock (post reverse stock split) in a change of control transaction to Minorplanet, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sale and operate Minorplanet's vehicle management information technology in the United States, Canada and Mexico. Minorplanet raised the $10,000,000 cash proceeds from a private placement of its shares in the United Kingdom. Minorplanet now beneficially owns approximately 62.4% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company.

         Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes"), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). The total principal amount of Senior Notes that remains outstanding is $14,333,000. The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet's VMI product in the United States.

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

In addition, the Purchase Agreement also provides that so long as Minorplanet has the right to designate Investor Directors (i.e., it owns at least 5% of the outstanding common stock of the Company), none of the following actions may be taken unless approved by all of the Investor Directors:

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

ASSET SALE

         On March 15, 2002, @Track completed the Sale to Aether of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses whereby @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet's VMI technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

         As consideration for the Sale, @Track received $3 million in cash, of which $1 million will be held in escrow and released to @Track over a 12-month period. @Track also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that @Track will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between @Track and Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto for additional information regarding the Sale and related transactions.

APPOINTMENT OF NEW DIRECTOR

         At the March 22, 2002 meeting of the Company's board of directors, upon nomination by the nominating committee of the board of directors, the Company's board of directors approved an increase in the size of the board of directors to eight (8) members, and appointed Michael Beverley as a director to the Company's board of directors.

RISK FACTORS

Forward-Looking Statements.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. In some cases, you can identify these forward-looking statements by words such as, "anticipate," "believe," "estimate," "expect," "may," "could," "intend," "predict," "potential" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this risk factor section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

The Company has operated at a significant loss in recent periods and we anticipate that such losses may continue in the near future.

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80,022,000 and its related annual cash outflow for interest service by $11,002,000, which will extend its financial viability. In addition, the Company believes the acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. In addition, as a result of the transaction between the Company and Aether, for the sale of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses, the Company will receive cash proceeds of approximately $15,000,000. Moreover, Aether has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service (see Footnote No. 20 to Consolidated Financial Statements attached hereto). The critical success factor in Management's plans to achieve positive cash flow from operations is to achieve significant market acceptance of the VMI product line.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factor outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions and other factors beyond the Company's control.

         We expect such losses to continue in the near future as the Company continues with its expansion plans for the VMI product line.

A natural disaster, terrorist attack or similar event could significantly hinder the delivery of the Company's services to its customers due to the lack of an effective remote back-up communications system.

         Currently, the Company's disaster recovery systems focus on internal redundancy and diverse routing around and within the NSC operated by the Company. The Company does not currently have access to a remote back-up complex that would enable it to continue to provide mobile communications services to customers in the event of a natural disaster or other occurrence that rendered the NSC unavailable. Accordingly, the Company's business is subject to the risk that such a disaster, terrorist attack or other occurrence could hinder or prevent the Company from continuing to provide services to some or all of its customers. See "Business -- Infrastructure and Operations."

If the Company's sole provider of software maintenance and support for the Company's NSC becomes unable to provide such services, the Company's future business and financial condition could be adversely affected.

         The Company operates and maintains the NSC that was previously operated and maintained by Tekelec. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. The Company currently has limited internal abilities to provide software maintenance and support for the NSC and must rely primarily on the third party services provided by Tekelec pursuant to a three-year term software maintenance and support agreement entered into by the Company with Tekelec on December 28, 2000. If the Company is unable to renew the software maintenance and support agreement with Tekelec, and any significant performance or other operational problems occur with the NSC, the Company may be unable to resolve such issues and such failure may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Infrastructure and Operations."

If the Company's sole provider of alarm-monitoring services for SBC becomes unable to provide such services in support of the Company's SBC Contract, the Company's costs to obtain this service could increase, or the Company may be forced to expend funds to develop this service itself.

         The Company relies on CIC as its sole provider of certain alarm monitoring services to the SBC Companies as required by the SBC Contract. The contract has an initial term of three years and automatically renews for successive two-year terms unless terminated by either party on 120 days notice. While the Company has no reason to believe that this contract will not be renewed by CIC, it is possible that CIC could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew its Monitoring Services Agreement with CIC or renew it with rates similar to the current rates paid by the Company under the contract, the Company may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company has limited resources, it may be unable to develop its own monitoring services center. This could have a material adverse effect on the Company's business, financial condition and results of operations.

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

As the Company heavily relies on TSI to provide essential clearinghouse services, its inability to renew its agreements with TSI could force the Company to make costly design changes to the @Track network.

         TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term that began on May 3, 1999 and ends on April 15, 2004. Following the expiration of the initial term, either party to the agreement may terminate this agreement for convenience upon six months prior written notice. A failure in the TSI network could have a material adverse effect on the Company's business, financial condition and results of operations.

As the Company relies on Cingular for various cellular clearinghouse services, its inability to renew its agreement with Cingular could significantly increase the Company's cost of obtaining this necessary service.

         On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless, executed an Administrative Carrier Agreement whereby Cingular provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. While the Company has no reason to believe that Cingular will not renew the Agreement, it is possible that Cingular will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercial reasonable rate increases, the Company's service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. Cingular also provides the Company's customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three year term with automatic renewal for successive one year terms unless either party provides a minimum of 90 days written notice of intent to terminate. See "Business -- Infrastructure and Operations."

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

         The Company is dependent on the efforts of:

o    Jana Bell, President and Chief Executive Officer;

o    W. Michael Smith, Executive Vice President and Chief Financial Officer;

o    Todd Felker, Senior Vice President - Sales & Marketing;

o    J. Raymond Bilbao, Senior Vice President, General Counsel and Secretary;

o    David Bagley; Vice President - Network Operations;

o    Ron Thompson, Vice President - Operations; and

o a group of employees with technical knowledge regarding the Company's systems.

         The Company has one-year term employment agreements with Ms. Bell, and Messrs. Smith, Felker, and Bilbao. The initial one-year term of these employment agreements expires on June 21, 2002. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

The Company is dependent on third parties for its research and development associated with the VMI products.

         The Company is dependent on third party research and development to provide modifications, upgrades and new product versions for the VMI product. The timeliness and quality of these development efforts are not in the direct control of the Company. The failure of the third party to provide timely and quality changes to the VMI product could have material adverse effect on the Company's business, financial condition and results of operations.

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

         The SBC Companies, Wal-Mart Stores East, Inc. and its affiliated companies, and Contract Freighters, Inc. collectively account for approximately 66% of the Company's installed base network services subscribers as of December 31, 2001. The term of the Company's contract with the SBC Companies expires on December 31, 2002 while the term of the Company's contract with Wal-Mart expires on June 14, 2003. The term of the Company's contract with Contract Freighters, Inc. expires on June 30, 2003. While the Company expects to renew such contracts, there can be no assurances that the Company will be able to renew such contract on commercially reasonable terms or at all. The loss of SBC, or any event, occurrence or development which adversely affects the relationship between the Company and SBC, could have a material adverse effect upon the Company's business, financial condition and results of operations.

         The March 15, 2002 Sale of certain assets to Aether included the transfer of assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HM5000 customer base including the revenue generated from the Company's contracts with Wal-Mart Stores East, Inc., its affiliated companies and Contract Freighters, Inc. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet's VMI technology for the potential distribution of VMI by Aether to the long-haul-trucking market. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto.

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

The Company does not expect to pay dividends in the foreseeable future.

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

The failure of wireless carriers to offer circuit switched data on GSM networks may require the Company to retrofit its installed base of VMI units with VMI units which utilize GSM/GPRS.

         The Company's VMI product currently utilizes circuit-switched data on existing GSM networks to transmit data messages. Several major U.S. wireless carriers have indicated that they may cease to support circuit switched data on their GSM networks but will require users to utilize General Packet Radio Services ("GPRS") to transmit data messages on their GSM networks. Minorplanet Systems PLC, the supplier of the Company's VMI product, is currently developing a VMI product which utilizes GPRS instead of circuit switched data. The Company anticipates that the GPRS version of the VMI product will be commercially available in late 2002. If the U.S. wireless carriers fail to continue to support circuit-switched data on their GSM networks and/or the Company fails to obtain a GPRS-enabled VMI unit, such failures could have a material adverse effect on its business, financial condition and results of operations.


The Company faces significant competition in the automatic vehicle location marketplace.

         The Company's vehicle management information product faces significant competition from several other suppliers of similar products, some of which may have greater financial and technological resources. The Company can provide no assurance that its products will compete successfully with the products of its competitors or that we will adapt to changes in the business, regulatory or technological environment as successfully as the Company's competitors.


The Company may be unable to take advantage of the potential benefits of its relationship with Minorplanet.

         The success of the Company's business strategy depends upon the Company successfully achieving infrastructure, product and development synergies derived from the Company's application of the vehicle management information technology and from the mutual leveraging by Minorplanet and the Company of our respective core competencies. The Company can provide no assurance that the Company's new vehicle management information products will gain market acceptance. The Company can also provide no assurance that we can effectively utilize the prior experience of Minorplanet in marketing to small and medium-sized companies that manage service vehicle fleets, nor can we ensure that we will successfully leverage the development experience and resources of Minorplanet. Finally, we can provide no assurance that any access to GE Fleet Capital Services obtained through the Company's relationship with Minorplanet will produce any contractual or other relationship with GE Fleet Capital Services or their customers in a manner beneficial to us. The factors that may affect the Company's ability to successfully take advantage of the Company's potential synergies with Minorplanet include:

     o the ability of the Company's management to leverage the design and development competencies of Minorplanet to ensure that the vehicle management information technology has the features and functionality to allow it to compete successfully in the Company's targeted markets;

     o the ability of the Company's management to successfully deploy products based on the vehicle management information technology that deliver the functions and benefits sought by the Company's customers; and

     o the ability of the Company's management to combine their experiences with the management of Minorplanet and design a strategy for successfully penetrating the U.S. small and medium-sized service fleet market.

         If the Company is unable to take advantage of the potential benefits derived from the Company's relationship with Minorplanet, its business, financial condition and results of operations could be materially adversely affected.


A small number of the Company's stockholders own a substantial amount of the Company's shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company's common stock on the Nasdaq SmallCap Market could drop significantly.

         Minorplanet currently holds 30,000,000 shares of the Company's common stock (approximately 62.4% of the Company's outstanding shares on a fully diluted basis), 2,700,000 shares of which are eligible for resale under this prospectus, and the selling stockholders other than Minorplanet collectively hold 12,670,497 shares of the Company's common stock (approximately 26.4% of the Company's outstanding shares on a fully diluted basis), of which 12,593,745 shares are eligible for resale under this prospectus upon the expiration of certain lock-up restrictions. On December 18, 2001, 3,167,624 of these shares were released from such restrictions. On March 18, 2002, an additional 3,167,624 shares were released, and on June 16, 2002, the balance of these shares will be released. In addition, other stockholders also own substantial amounts of shares of the Company's common stock.

Sales of a large number of shares of the Company's common stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of the Company's common stock on the Nasdaq SmallCap Market, especially given that the Company's common stock is thinly traded on that market.

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

         On July 10, 2001, the Company and K*TEC reached agreement on all material terms of settlement of the lawsuits subject to the execution of a definitive settlement document. As per the settlement, the Company will continue to utilize K*TEC as a manufacturer. On October 9, 2001, the Company and K*TEC executed a Compromise Settlement Agreement. In accordance with the Compromise Settlement Agreement, the parties have filed an Agreed Order Dismissing with Prejudice both the Dallas Lawsuit and the Fort Bend Lawsuit. The $2.1 million reserve for loss recorded in the Company's financial statements at December 31, 2001, reflects the Company's current estimate of the cost to be incurred to resolve this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year 2001 covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM." The Company's common stock currently trades under the symbol "ATRK." The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                BID PRICES
                        --------------------------
                          HIGH               LOW
                        --------          --------
2000
First Quarter           $  11.80          $   0.03
Second Quarter          $   6.00          $   1.72
Third Quarter           $   2.41          $   0.75
Fourth Quarter          $   1.69          $   0.03

2001
First Quarter           $   1.31          $   0.38
Second Quarter          $   1.90          $   0.32
Third Quarter           $   1.79          $   0.93
Fourth Quarter          $   1.65          $   0.84


         The prices of the Company's Common Stock for the second, third, and fourth quarters of 2001 reflect a 1-for-5 reverse stock split which the Company effected during the second quarter of 2001.

         There were 94 registered holders of common stock and an estimated 3,800 broker/dealers who beneficially hold common stock on behalf of shareholders as of March 20, 2002. The last sales price for the Company's Common Stock as reported on March 20, 2001 was $3.09. The Company did not pay dividends on its Common Stock for the year ended December 31, 2001 and has no plans to do so in the foreseeable future.

         On September 18, 1998, the SEC declared effective the Company's registration statement on Form S-3 which was filed to register warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the registration statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the board of directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During 2001, no warrants were sold and no warrant shares were exercised.

         The holders of the Company's common stock that acquired their shares pursuant to the Purchase Agreement or the Exchange Offer transactions the Company completed on June 21, 2001 are entitled to certain registration rights pursuant to a registration rights agreement the Company also entered into with these stockholders. Pursuant to this registration rights agreement, 15,293,745 shares of the Company's common stock (2,700,000 shares of which were owned by Minorplanet) were registered for resale under a Form S-3 registration statement that was declared effective with the SEC on October 23, 2001. On up to three separate occasions, but no more than twice in any twelve-month period, the holders of at least ten percent (10%) of the Company's shares that were registered are entitled to request that the Company undertake an underwritten offering of such shares if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time of the request. The Company is required to keep this Form S-3 registration statement effective until any holders entitled to sell shares of the Company's common stock under it are otherwise entitled to sell such shares without restriction pursuant to Rule 144 under the Securities Act.

         In addition to the registration rights described above, pursuant to this registration rights agreement the holders of at least fifteen percent (15%) of the then outstanding common stock issued pursuant to the Purchase Agreement and Exchange Offer transactions are entitled to require the Company, on up to five separate occasions, but no more than twice in any twelve-month period, to register shares of the Company's common stock for resale if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time the registration request is made. Also, subject to certain limitations, all of these stockholders that are deemed to be parties to this registration rights agreement are generally entitled to include such shares (a piggyback right) in any transaction in which we sell our common stock to the public. The foregoing registration rights are subject to limitations as to amount by the underwriters of any offering and to black-out periods in which the Company's management may delay an offering for a limited period of time.

         Under the terms of the Purchase Agreement and a Lockup Agreement executed by the exchanging noteholders in connection with the June 21, 2001 Exchange Offer, all of the selling stockholders (except for Minorplanet) have agreed to certain contractual lock-up restrictions regarding the resale of the shares they acquired in the Exchange Offer. These selling stockholders are currently permitted to sell up to 50% of their respective shares that were acquired in the Exchange Offer. On June 16, 2002, such stockholders will be free to resell all of their shares subject to compliance with applicable securities laws.

         In connection with the closing of the transactions contemplated by the Purchase Agreement, the stockholders approved Amendment Number 2 to the Company's 1994 Amended and Restated Stock Option Plan (the "Plan") which increased the number of shares of the Company's common stock available for issuance (on a post reverse stock split basis) to 5,100,000 shares. Accordingly, on October 10, 2001, the Company filed a Form S-8 registration statement covering an additional 4,729,737 shares that may be issued under the Plan.

Sales of Unregistered Common Stock

         On June 21, 2001, the Company made the following issuances of unregistered shares of its common stock:

         1. 30,000,000 shares of common stock were issued to Minorplanet in connection with the closing of the transactions contemplated by the Purchase Agreement.

         2. 12,670,497 shares were issued to various former holders of the Company's Senior Notes who exchanged their Senior Notes for shares of the Company's common stock at an exchange rate of 158.97 shares (on a post reverse stock split basis) per $1,000 of principal amount of Senior Notes surrendered in the Exchange Offer which was conducted in connection with the transactions contemplated by the Purchase Agreement.

         None of the foregoing transactions involved any underwriters or any underwriting discounts or commissions, and the Company believes that all of such issuances were exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act, based upon, among other things, representations and warranties received from all such recipients of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     The selected financial data set forth for each of the years 1997, 1998, 1999, 2000 and 2001 have been derived from audited financial statements, including the balance sheets at December 31, 2001 and 2000 and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 2001 and notes thereto appearing elsewhere herein. As a result of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as a cumulative effect change in accounting principle in 2000, results for 2000 are not comparable to prior years.

Year ended December 31,                                    2001             2000           1999            1998            1997
                                                       ------------    ------------    ------------    ------------    ------------
                                                                    (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                              $     19,658    $     41,971    $     43,018    $     16,950    $     27,187
  Ratable product                                             9,864          12,093              --              --              --
  Service                                                    47,958          48,066          52,655          46,463          27,445
                                                       ------------    ------------    ------------    ------------    ------------
     Total revenues                                          77,480         102,130          95,673          63,413          54,632
                                                       ------------    ------------    ------------    ------------    ------------
Cost of revenues:
  Product                                                    15,239          30,031          34,752          13,222          22,133
  Ratable product                                             8,236          10,006              --              --              --
  Service                                                    26,563          30,636          26,724          32,419          21,397
  Provision for inventory reserve                             4,693              --              --              --              --
  Provision for settlement of litigation                      2,100              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Total cost of revenues                                   56,831          70,673          61,476          45,641          43,530
                                                       ------------    ------------    ------------    ------------    ------------

Gross profit                                                 20,649          31,457          34,197          17,772          11,102
                                                       ------------    ------------    ------------    ------------    ------------

Expenses:
  General and administrative                                 12,482          12,478          14,706          22,875          11,872
  Customer service                                            7,036           7,146           7,770          10,604          11,493
  Sales and marketing                                         4,570           4,980           4,091           7,372           7,723
  Engineering                                                 5,166           4,345           2,685           5,399           4,604
  Network services center                                     1,753           1,512           1,437           1,992           1,416
  Severance and AutoLink termination costs                       --              --            (189)          5,357              --
  Depreciation and amortization                               7,438           5,907           6,551           5,829           2,684
                                                       ------------    ------------    ------------    ------------    ------------
                                                             38,445          36,368          37,051          59,428          39,792
                                                       ------------    ------------    ------------    ------------    ------------

    Operating loss                                          (17,796)         (4,911)         (2,854)        (41,656)        (28,690)

Interest income                                                 501           1,371           2,037           4,827           2,500
Interest expense                                             (7,355)        (13,368)        (13,422)        (17,099)         (4,857)
Other income (expense)                                           --           1,569           2,715              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change               (24,650)        (15,339)        (11,524)        (53,928)        (31,047)
Income tax provision                                             --              --              --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Loss before extraordinary item and
       cumulative effect of accounting change               (24,650)        (15,339)        (11,524)        (53,928)        (31,047)
Extraordinary item                                           59,461              --              --          18,867              --
Cumulative effect of accounting change                           --          (5,206)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net income (loss)                                  $     34,811    $    (20,545)   $    (11,524)   $    (35,061)   $    (31,047)
                                                       ============    ============    ============    ============    ============

Basic income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                     $      (0.88)   $      (3.03)   $      (2.31)   $     (10.83)   $      (6.24)
    Extraordinary item                                         2.13              --              --            3.79              --
    Cumulative effect of accounting change                       --           (1.03)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net income (loss)                                  $       1.25    $      (4.06)   $      (2.31)   $      (7.04)   $      (6.24)
                                                       ============    ============    ============    ============    ============

Diluted income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                     $      (0.87)   $      (3.03)   $      (2.31)   $     (10.83)   $      (6.24)
    Extraordinary item                                         2.09              --              --            3.79              --
    Cumulative effect of accounting change                       --           (1.03)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
    Net income (loss)                                  $       1.23    $      (4.06)   $      (2.31)   $      (7.04)   $      (6.24)
                                                       ============    ============    ============    ============    ============

Weighted average number of shares outstanding
   Basic                                                     27,928           5,058           4,995           4,980           4,973
   Diluted                                                   28,406           5,058           4,995           4,980           4,973

OTHER FINANCIAL AND OPERATING DATA (unaudited)
Units installed at December 31,                              70,932          67,336          50,825          47,657          33,122
Average monthly service revenue per unit ("ARPU")      $      57.80    $      70.08    $      82.54    $      99.56    $      85.54

December 31,                              2001         2000          1999          1998          1997
                                       ----------   ----------    ----------    ----------    ----------

BALANCE SHEET DATA

Cash and short-term investments        $   14,889   $   20,641    $   17,768    $   26,169    $   46,486
Working capital                            12,486       20,825        35,660        29,143        64,729
Network, equipment and software, net        8,583       12,851        15,703        20,649        15,482
Total assets                               87,597       81,044        74,073       103,126       146,473
Notes payable                              14,109       92,484        92,090        91,697       120,956
Stockholders' equity (deficit)             44,179      (58,341)      (38,051)      (26,791)        8,270

Capital expenditures                   $    1,587   $    2,600    $    3,103    $   10,520    $    9,499





ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare. There were no significant revenues from TrackWare during 2000 or 2001. During the third quarter of 2001, the Company commenced marketing the VMI product licensed from Minorplanet into the automatic vehicle location ("AVL") marketplace in the United States.

         On June 4, 2001, the 1,000 shares of Class B Common Stock were converted into 320,000 shares of Common Stock at the option of the sole holder of those shares. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. All references to Common Stock and all per share references for periods prior to the stock split have been restated to reflect the 1- for -5 reverse stock split.

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

         Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes, in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 in the Exchange Offer. The total principal amount of Senior Notes that remains outstanding is $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as an extraordinary item in the accompanying Consolidated Statements of Operations.


         The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet's VMI product in the United States.

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

         The Company sells mobile communications systems and related enhanced mobile communications and management information services that are provided through the Company's proprietary network. With respect to the Series 5000 mobile units sold to the Company's long-haul trucking customers, these units function only when used in conjunction with the Company's proprietary network. Accordingly, in accordance with these new interpretations, the Company changed its product revenue recognition policy for sales to long-haul trucking customers, to defer product revenue previously recognized upon shipment and instead recognize such revenue ratably over the longer of the term of the service contract or the estimated life of the customer relationship. Such terms range from three to ten years. The product costs associated with these revenues are also deferred and amortized over such period. The product revenues and related costs are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Revenues" and "Ratable Product Costs," respectively.

         Product revenues from sales of mobile units pursuant to the service contract with SBC Companies, are recognized currently, after a brief acceptance period, because these mobile units have different functionality that permit their use on other than the Company's proprietary network.

         As a result of the change in accounting principle described above, for which restatement of prior years is not permitted, the Company's 2001 and 2000 revenues and cost of revenues are not directly comparable to prior years.

         On March 15, 2002, @Track completed the Sale to Aether of certain assets including the transfer of assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HM5000 customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service.

         As consideration for the Sale, @Track received $3 million in cash, of which $1 million will be held in escrow and released to @Track over a 12-month period. @Track also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that @Track will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between @Track and Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Footnote No. 20 to Consolidated Financial Statements attached hereto.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total revenues decreased 24.1% to $77.5 million in 2001, from $102.1 million in 2000. Product revenues decreased 45.5% to $29.5 million in 2001, from $54.1 million in 2000, primarily due to a decrease in unit sales for the Service Vehicle Contract. Ratable Product Revenues decreased 18.2% to $9.9 million in 2001, from $12.1 million in 2000. This decrease is due to the fact that Ratable Product Revenues in 2000 include the recognition of all previously deferred revenues related to a significant customer for whom service was terminated during 2000. Service revenues were $47.9 million in 2001 compared to $48.1 million in 2000. While the average installed base of mobile units increased 17.0% from 2000 to 2001, the average monthly revenue per mobile unit decreased 17.5% to $57.80 in 2001 from $70.08 in 2000, primarily due to the increasing proportion of service vehicles in the installed base. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The installed base of mobile units increased to 70,932 at December 31, 2001 from 67,336 at December 31, 2000. The increase in the installed base is attributable to the Service Vehicle Contract.

         Gross profit margin decreased from $31.5 million in 2000 to $20.6 million in 2001. Service gross profit margin was 44.6% in 2001 compared to 36.3% in 2000. The increase in service gross profit margin is primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers and modifications to the Company's NSC.

         Product gross profit margin was 22.5% in 2001 compared to 28.4% in 2000. The decrease in product gross margin is primarily attributable to inventory reserves taken to reflect TrackWare finished goods inventory at its estimated fair market value.

         For 2001, the Company recorded an inventory reserve of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the TrackWare and 20/20V product lines. The TrackWare product line is designed to more efficiently utilize trailer assets. Due to the current economic downturn, trucking companies currently have an excess of trailers in their fleets; thus, utilization of these assets is not currently an issue for many trucking companies, and management believes that significant demand for the TrackWare product will not occur in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product. As described in Note 14 to the Consolidated Financial Statements, the Company has settled the litigation with it's outsource manufacturer for reimbursement for excess and obsolete inventory. The Company has recorded a provision of $2.1 million as its current estimate of the cost to be incurred as a result of this settlement.

         Operating expenses increased 5.8% to $38.4 million in 2001 from $36.4 million in 2000. This increase is primarily due to additional amortization expense of $1.4 million associated with the Minorplanet "License Rights," severance payments to terminated employees, and an increase in research and development costs. Personnel reductions were made as a consequence of the Recapitalization described in Note 2 to the Consolidated Financial Statements, and the subsequent cancellation of various technology initiatives. Operating expenses in 2001 include approximately $0.6 million of severance payments to terminated employees as a result of these personnel reductions. As described in
Note 11, as part of the Recapitalization, the Company agreed to pay an annual fee of $1.0 million to Minorplanet to aid in funding research and development of future products. During 2001, operating expenses included $0.5 million for these research and development charges.

         Operating loss increased $12.9 million from 2000 to 2001. This increase is the combined effect of the $24.5 million decrease in ratable product revenue and product revenue, the $4.7 million Trackware inventory reserve, the $2.1 million provision for settlement of litigation and the $2.0 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2001 significantly reduced gross profit margin. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Product shipments under that contract are expected to be lower during 2002. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. The Company introduced the VMI product during the third quarter of 2001, thus, revenues and gross margin from that product did not contribute significantly to 2001 results.

         Interest expense decreased to $7.4 million in 2001 from $13.4 million in 2000, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization.

         The extraordinary gain in 2001 of $59.5 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80.0 million principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the Exchange Offer. See Note 2 to the Consolidated Financial Statements.

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

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced the amount of its Senior Notes outstanding in the principal amount of $80,022,000 and has reduced its related annual cash outflow for interest service by $11,002,000, which should extend its financial viability. In addition, the Company believes the acquisition of the License Rights will provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. In addition, as a result of the Sale transaction between the Company and Aether, for the sale of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses, the Company will receive cash proceeds of approximately $15,000,000, with $2,000,000 received on March 15, 2002, another $1,000,000 to be released from escrow over the next year, and the remaining $12,000,000 to be received as soon as possible as the Company liquidates the shares of Aether common stock it receives at the rate of 35,000 shares per trading day. Moreover, Aether has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The critical success factor in Management's plans to achieve positive cash flow from operations is to achieve significant market acceptance of the VMI product line.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factor outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions and other factors beyond the Company's control.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, Schedule II - Valuation and Qualifying Accounts, and reports of independent public accountants, are included on pages F-1 through F-19 and pages S-1 through S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after December 31, 2001, under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after December 31, 2001, under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                         Page Number
(a)      Documents filed as part of the report:

     (1) Report of Independent Public Accountants.........................................................F-1

         Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................F-2

         Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999........................................................F-3

         Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000 and 1999........................................................F-4

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                  for the Years Ended December 31, 2001, 2000 and 1999 ...................................F-5

         Notes to Consolidated Financial Statements.......................................................F-6

     (2) Financial Statement Schedules

         Reports of Independent Public Accountants on Financial Statement Schedule .......................S-1

         Schedule II-Valuation and Qualifying Accounts ...................................................S-2

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                         DESCRIPTION
        -------                        -----------

         2.1   -  Stock Purchase and Exchange Agreement by and between the
                  Company, Minorplanet Systems PLC and Mackay Shields LLC, dated
                  February 14, 2001.(29)

         2.2   -  Asset Purchase Agreement by and between the Company and Aether
                  Systems, Inc. dated March 15, 2002.(29)

         3.1   -  Restated Certificate of Incorporation of the Company.(28)

         3.2   -  Second Amended and Restated By-Laws of the Company.(28)

         4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

         4.2   -  Indenture dated September 23, 1997 by and among the Company,
                  HighwayMaster Corporation and Texas Commerce Bank, National
                  Association (the "Indenture").(12)

         4.3   -  First Supplemental Indenture, dated June 20, 2001, to the
                  Indenture.(28)

         4.4   -  Pledge Agreement dated September 23, 1997, by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

         4.5 - Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns &
                  Co. Inc. and Smith Barney Inc.(12)

         4.6   -  Warrant Agreement dated September 23, 1997, by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

         4.9   -  Warrant Registration Rights Agreement dated September 23,
                  1997, by and among the Company, Bear, Stearns & Co. Inc. and
                  Smith Barney, Inc.(12)

         10.1  -  Registration Rights Agreement by and between the Company,
                  Minorplanet Systems PLC and Mackay Shields LLC, dated as of
                  June 21, 2001.(31)

         10.2  -  Exclusive License and Distribution Agreement by and between
                  Minorplanet Limited, an (@Track subsidiary) and Mislex (302)
                  Limited, dated June 21, 2001.(28)

         10.3 Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994.(1)(5)(6)

         10.4  -  Amendment No. 1 to the Amended and Restated 1994 Stock Option
                  Plan.(32)

         10.5  -  Amendment No. 2 to the Amended and Restated 1994 Stock Option
                  Plan.(33)

         10.6 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka.(16)

         10.7 - Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation.(3)(4)

         10.8  -  Software Transfer Agreement, dated April 25, 1997, between
                  HighwayMaster Corporation and Burlington Motor Carriers,
                  Inc.(9)(10)

         10.9  -  Lease Agreement, dated March 20, 1998, between HighwayMaster
                  Corporation and Cardinal Collins Tech Center, Inc.(15)

         10.10 - September 18, 1998 Amended and Restated Stock Option Agreement of May 29, 1998 by and between the Company and Jana Ahlfinger
                  Bell.(16)

         10.11 - Stock Option Agreement, dated August 12, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

         10.12 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

         10.13 - September 18, 1998 Amended and Restated Stock Option Agreement of April 25, 1997, by and between the Company and Robert
                  LaMere.(16)

         10.14 - September 18, 1998 Amended and Restated Stock Option Agreement of June 3, 1998, by and between the Company and Todd A.
                  Felker.(16)

         10.15 - Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(16)

         10.16 -  Agreement No. 980427 between Southwestern Bell Telephone
                  Company, Pacific Bell, Nevada Bell, Southern New England
                  Telephone and HighwayMaster Corporation executed on January
                  13, 1999.(17)(18)

         10.17 -  Administrative Carrier Agreement entered into between
                  HighwayMaster Corporation and Southwestern Bell Mobile
                  Systems, Inc. on March 30, 1999.(17)(18)

         10.18 -  Addendum to Agreement entered into between HighwayMaster
                  Corporation and International Telecommunications Data Systems,
                  Inc. on February 4, 1999.(17)(18)

         10.19 -  Second Addendum to Agreement entered into between
                  HighwayMaster Corporation and International Telecommunications
                  Data Systems, Inc. on February 4, 1999.(17)(18)

         10.20 -  Stock Option Agreement dated June 24, 1999, by and between the
                  Company and J. Raymond Bilbao.(19)

         10.21 -  Stock Option Agreement dated June 24, 1999, by and between the
                  Company and Marshall Lamm.(19)

         10.22 -  Fleet-on-Track Services Agreement entered into between GTE
                  Telecommunications Services Incorporated and HighwayMaster
                  Corporation on May 3, 1999.(19)(20)

         10.23 - Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(21)

         10.24 - Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker.(21)

         10.25 - Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm.(21)

         10.26 - Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(21)

         10.27 - Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere.(21)

         10.28 -  Limited Liability Company Agreement of HighwayMaster of
                  Canada, LLC executed March 3, 2000.(22)

         10.29 - Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International
                  Corporation.(23)(24)

         10.30 - Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(24)

         10.31 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Jana A. Bell.(27)

         10.32 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Jana A. Bell.(27)

         10.33 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and J. Raymond Bilbao.(27)

         10.34 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and J. Raymond Bilbao.(27)

         10.35 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Todd A. Felker.(27)

         10.36 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Todd A. Felker.(27)

         10.37 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Robert W. LaMere.(27)

         10.38 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Robert W. LaMere.(27)

         10.39 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Marshall Lamm.(27)

         10.40 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Marshall Lamm.(27)

         10.41 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and W. Michael Smith.(27)

         10.42 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and W. Michael Smith.(27)

         10.43 -  Employment Agreement, dated June 21, 2001, between Jana A.
                  Bell and the Company.(28)

         10.44 -  Employment Agreement, dated June 21, 2001, between J. Raymond
                  Bilbao and the Company.(28)

         10.45 -  Employment Agreement, dated June 21, 2001, between W. Michael
                  Smith and the Company.(28)

         10.46 -  Employment Agreement, dated June 21, 2001, between Todd A.
                  Felker and the Company.(28)

         23.1  -  Consent of Arthur Andersen LLP.(34)

         99.0  -  Receipt of representation from Arthur Andersen, LLP.(34)

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

(7)  [Footnote intentionally omitted.]

(8)  [Footnote intentionally omitted.]

(9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(11) [Footnote intentionally omitted.]

(12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).

(13) [Footnote intentionally omitted.]

(14) [Footnote intentionally omitted.]

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

(27) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(28) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on June 29, 2001.

(29) Filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

(30) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002.

(31) Filed in connection with the Company's Form S-3 Registration Statement filed with the SEC on October 10, 2001 (File No. 333-71340).

(32) Incorporated by reference to Exhibit A to the proxy statement contained in the Company's Definitive Schedule 14A filed with the SEC on April 25, 2000.

(33) Incorporated by reference to Exhibit F to the proxy statement contained in the Company's Definitive Schedule 14A filed with the SEC on May 11, 2001.

(34) Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002

                                   @TRACK COMMUNICATIONS, INC.


                                   By:  /S/JANA AHLFINGER BELL
                                        --------------------------------------
                                         Jana Ahlfinger Bell,
                                         President and Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended December 31, 2001, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Signature                                     Title                                        Date

/s/ Jana Ahlfinger Bell                       President, Chief Executive Officer, and
------------------------------                Director (Principal Executive Officer)       March 29, 2002
Jana Ahlfinger Bell

/s/ W. Michael Smith                          Executive Vice President and
------------------------------                Chief Financial Officer
W. Michael Smith                              (Principal Financial and Accounting
                                              Officer)                                     March 29, 2002

/s/ Michael Beverley                          Director                                     March 29, 2002
------------------------------
Michael Beverley

/s/ Stephen L. Greaves                        Director                                     March 29, 2002
------------------------------
Stephen L. Greaves

/s/ Gerry C. Quinn                            Director                                     March 29, 2002
------------------------------
Gerry C. Quinn

 /s/ John T. Stupka                           Director                                     March 29, 2002
------------------------------
John T. Stupka

 /s/ Dr. William P. Osborne                   Director                                     March 29, 2002
------------------------------
Dr. William P. Osborne


 /s/ Andrew Tillman                           Director                                     March 29, 2002
------------------------------
Andrew Tillman


 /s/ Robert Kelly                             Director                                     March 29, 2002
------------------------------
Robert Kelly

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of @Track Communications, Inc.:

We have audited the accompanying consolidated balance sheets of @Track Communications, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of @Track Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
March 15, 2002

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                        December 31,           December 31,
                                                                                            2001                   2000
                                                                                        ------------           ------------
                                     ASSETS
Current assets:
  Cash and short-term investments                                                       $     14,889           $     20,641
  Accounts receivable, net of allowance for doubtful accounts
     of $3,554 and $7,305, respectively                                                       11,470                 12,738
  Inventories, net of reserves of $9,756 and $1,199 respectively                               2,913                 13,216
  Deferred product costs - current portion                                                     6,183                  7,406
  Other current assets                                                                           592                  1,759
                                                                                        ------------           ------------
     Total current assets                                                                     36,047                 55,760
Network, equipment and software, net of accumulated depreciation
     and amortization of $20,240 and $19,295, respectively                                     8,583                 12,851
Deferred product costs - non-current portion                                                   4,516                  9,770
License rights, net of accumulated amortization of $1,368                                     37,848                     --
Other assets, net of accumulated amortization
     of $292 and $1,469 respectively                                                             603                  2,663
                                                                                        ------------           ------------
     Total assets                                                                       $     87,597           $     81,044
                                                                                        ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                      $      2,517           $      7,992
  Telecommunications costs payable                                                             3,584                  5,358
  Accrued interest payable                                                                       575                  3,784
  Deferred product revenues - current portion                                                  7,588                  8,975
  Other current liabilities (Note 14)                                                          9,297                  8,826
                                                                                        ------------           ------------
     Total current liabilities                                                                23,561                 34,935
  Deferred product revenues - non-current portion                                              5,748                 11,966
Senior notes payable, net of unamortized discount
    of $224 and $1,871 respectively                                                           14,109                 92,484
                                                                                        ------------           ------------
     Total liabilities                                                                        43,418                139,385
                                                                                        ------------           ------------

Commitments and contingencies (Note 18)

Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 shares authorized; 48,118,253 and
      5,127,756 shares issued; 48,042,454 and 5,065,357
      shares outstanding at December 31, 2001 and 2000, respectively                             481                     51
  Common stock - Class B, $0.01 par value, 1,000 shares authorized;
      1,000 and 1,000 shares issued; 0 and 1,000 shares outstanding
      at December 31, 2001 and 2000, respectively                                                 --                     --
  Preferred Stock - Series E, $0.01 par value, 20,000 shares authorized;
      1 and 0 shares issued and outstanding at December 31, 2001
      and 2000, respectively                                                                      --                     --
  Additional paid-in capital                                                                 217,495                150,201
  Accumulated deficit                                                                       (173,235)              (208,046)
  Treasury stock, 75,799 and 62,399 shares at December 31, 2001
     and 2000, respectively, at cost                                                            (562)                  (547)
                                                                                        ------------           ------------
     Total stockholders' equity  (deficit)                                                    44,179                (58,341)
                                                                                        ------------           ------------
     Total liabilities and stockholders' equity (deficit)                               $     87,597           $     81,044
                                                                                        ============           ============

                 See accompanying notes to financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share)

                                                                   Year ended December 31,
                                                       --------------------------------------------
                                                           2001            2000            1999
                                                       ------------    ------------    ------------
Revenues (Notes 5 and 6):
  Product                                              $     19,658    $     41,971    $     43,018
  Ratable product                                             9,864          12,093              --
  Service                                                    47,958          48,066          52,655
                                                       ------------    ------------    ------------
     Total revenues                                          77,480         102,130          95,673
                                                       ------------    ------------    ------------

Cost of revenues (Notes 5 and 7):
  Product                                                    15,239          30,031          34,752
  Ratable product                                             8,236          10,006              --
  Service                                                    26,563          30,636          26,724
  Provision for inventory reserve (Note 10)                   4,693              --              --
  Provision for settlement of litigation (Note 14)            2,100              --              --
                                                       ------------    ------------    ------------
    Total cost of revenues                                   56,831          70,673          61,476
                                                       ------------    ------------    ------------

Gross profit                                                 20,649          31,457          34,197
                                                       ------------    ------------    ------------

Expenses:
  General and administrative                                 12,482          12,478          14,706
  Customer service                                            7,036           7,146           7,770
  Sales and marketing                                         4,570           4,980           4,091
  Engineering                                                 5,166           4,345           2,685
  Network services center                                     1,753           1,512           1,437
  Severance and AutoLink(R)termination cost                      --              --            (189)
  Depreciation and amortization                               7,438           5,907           6,551
                                                       ------------    ------------    ------------
                                                             38,445          36,368          37,051
                                                       ------------    ------------    ------------

    Operating loss                                          (17,796)         (4,911)         (2,854)

Interest income                                                 501           1,371           2,037
Interest expense                                             (7,355)        (13,368)        (13,422)
Other income and expense (Note 7)                                --           1,569           2,715
                                                       ------------    ------------    ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change               (24,650)        (15,339)        (11,524)
Income tax provision                                             --              --              --
                                                       ------------    ------------    ------------
    Loss before extraordinary item and
       cumulative effect of accounting change               (24,650)        (15,339)        (11,524)
Extraordinary item (Note 2)                                  59,461              --              --
Cumulative effect of accounting change                           --          (5,206)             --
                                                       ------------    ------------    ------------
    Net income (loss)                                  $     34,811    $    (20,545)   $    (11,524)
                                                       ============    ============    ============

Basic income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                     $      (0.88)   $      (3.03)   $      (2.31)
    Extraordinary item                                         2.13              --              --
    Cumulative effect of accounting change                       --           (1.03)             --
                                                       ------------    ------------    ------------
    Net income (loss)                                  $       1.25    $      (4.06)   $      (2.31)
                                                       ============    ============    ============

Diluted income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                     $      (0.87)   $      (3.03)   $      (2.31)
    Extraordinary item                                         2.09              --              --
    Cumulative effect of accounting change                       --           (1.03)             --
                                                       ------------    ------------    ------------
    Net income (loss)                                  $       1.23    $      (4.06)   $      (2.31)
                                                       ============    ============    ============

Weighted average number of shares outstanding
   Basic                                                     27,928           5,058           4,995
                                                       ============    ============    ============
   Diluted                                                   28,406           5,058           4,995
                                                       ============    ============    ============

                 See accompanying notes to financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Year ended December 31,
                                                                                  --------------------------------
                                                                                    2001        2000        1999
                                                                                  --------    --------    --------
Cash flows from operating activities:
  Net income (loss)                                                               $ 34,811    $(20,545)   $(11,524)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization                                                   6,070       5,907       6,551
     Amortization of discount on notes payable                                         219         394         393
     Amortization of license rights                                                  1,368          --          --
     Extraordinary item - non-cash portion                                         (56,682)         --          --
     Provision for inventory reserve                                                 4,693          --          --
     Provision for bad debts                                                         1,056       1,477       4,294
     (Increase) decrease in accounts receivable                                        212        (874)     (3,050)
     (Increase) decrease in inventory                                                5,610      (3,924)      3,629
     (Increase) decrease in deferred product costs                                   6,477     (17,176)         --
     Increase (decrease) in accounts payable                                        (5,475)      5,561      (8,931)
     Increase (decrease) in deferred product revenues                               (7,605)     20,941          --
     Increase (decrease) in accrued expenses and other current liabilities          (4,512)        365      (9,255)
     Net book value of equipment retired                                                --          --       1,950
     Other                                                                           1,373         387      (1,702)
                                                                                  --------    --------    --------
          Net cash used in operating activities                                    (12,385)     (7,487)    (17,645)
                                                                                  --------    --------    --------

Cash flows from investing activities:
     Additions to network, equipment, and software, net                             (1,587)     (2,600)     (3,103)
     Liquidation of pledged securities                                                  --      12,705      12,083
     (Increase) decrease in short-term investments                                  (4,134)     12,601      (2,893)
     Purchase of license rights                                                     (1,215)         --          --
                                                                                  --------    --------    --------
          Net cash (used in) provided by investing activities                       (6,936)     22,706       6,087
                                                                                  --------    --------    --------

Cash flows from financing activities:
     Proceeds from exercise of stock options                                            --         255         264
     Proceeds from issuance of common stock                                          9,450          --          --
     Common stock repurchased                                                          (15)         --          --
                                                                                  --------    --------    --------
          Net cash provided by financing activities                                  9,435         255         264
                                                                                  --------    --------    --------
Increase (decrease) in cash and cash equivalents                                    (9,886)     15,474     (11,294)
Cash and cash equivalents, beginning of year                                        20,641       5,167      16,461
                                                                                  --------    --------    --------
Cash and cash equivalents, end of year                                              10,755      20,641       5,167
Short-term investments                                                               4,134          --      12,601
                                                                                  --------    --------    --------
Cash and short-term investments                                                   $ 14,889    $ 20,641    $ 17,768
                                                                                  ========    ========    ========

Supplemental cash flow information:
     Interest paid                                                                $  6,539    $ 12,974    $ 12,974
                                                                                  ========    ========    ========
     Taxes paid                                                                   $    995    $     --    $     --
                                                                                  ========    ========    ========

Non-cash investing and financing activities:
     Fair value of License Rights acquired in exchange for 28,000,000 shares
     of common stock                                                              $ 38,000    $     --    $     --
                                                                                  ========    ========    ========
     Fair Value of Senior Notes exchanged for 12,670,497 shares of common stock   $ 20,273    $     --    $     --
                                                                                  ========    ========    ========



                 See accompanying notes to financial statements.

                   @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)




                                                            Preferred Stock                   Common Stock
                                                      ----------------------------    ----------------------------
                                                         Shares          Amount          Shares          Amount
                                                      ------------    ------------    ------------    ------------
Stockholders' equity (deficit) at December 31, 1998          1,000              --       5,042,188              51
   Exercise of stock options                                                                44,245              --
   Net loss for year
                                                      ------------    ------------    ------------    ------------
Stockholders' equity (deficit) at December 31, 1999          1,000              --       5,086,433              51
   Exercise of stock options                                                                41,323              --
   Conversion of Series D Preferred Stock to
            Class B Common Stock                            (1,000)             --
   Net loss for year
                                                      ------------    ------------    ------------    ------------
Stockholders' equity (deficit) at December 31, 2000             --    $         --       5,127,756    $         51
   Conversion of Class B Common to Common                                                  320,000               3
   Issuance of Series E Preferred Stock                          1              --
   Common Stock issued to Minorplanet                                                   30,000,000             300
   Common Stock issued in Note Exchange                                                 12,670,497             127
   Common Stock repurchased
   Net income
                                                      ------------    ------------    ------------    ------------
Stockholders' equity (deficit) at December 31, 2001              1    $         --    $ 48,118,253    $        481
                                                      ============    ============    ============    ============



                                                                                    Additional            Treasury Stock
                                                        Common Stock - Class B        Paid-in      ---------------------------
                                                         Shares         Amount        Capital         Shares         Amount
                                                      ------------   ------------   ------------   ------------   ------------
Stockholders' equity (deficit) at December 31, 1998             --             --        149,682         62,399           (547)
   Exercise of stock options                                                                 264
   Net loss for year
                                                      ------------   ------------   ------------   ------------   ------------
Stockholders' equity (deficit) at December 31, 1999             --             --        149,946         62,399           (547)
   Exercise of stock options                                                                 255
   Conversion of Series D Preferred Stock to
            Class B Common Stock                             1,000             --
   Net loss for year
                                                      ------------   ------------   ------------   ------------   ------------
Stockholders' equity (deficit) at December 31, 2000          1,000   $         --   $    150,201         62,399   $       (547)
   Conversion of Class B Common to Common                   (1,000)                           (3)
   Issuance of Series E Preferred Stock                                        --              1
   Common Stock issued to Minorplanet                                                     47,625
   Common Stock issued in Note Exchange                                                   19,671
   Common Stock repurchased                                                                              13,400            (15)
   Net income
                                                      ------------   ------------   ------------   ------------   ------------
Stockholders' equity (deficit) at December 31, 2001             --   $         --   $    217,495         75,799   $       (562)
                                                      ============   ============   ============   ============   ============


                                                       Accumulated
                                                         Deficit          Total
                                                      ------------    ------------
Stockholders' equity (deficit) at December 31, 1998       (175,977)        (26,791)
   Exercise of stock options                                                   264
   Net loss for year                                       (11,524)        (11,524)
                                                      ------------    ------------
Stockholders' equity (deficit) at December 31, 1999       (187,501)        (38,051)
   Exercise of stock options                                                   255
   Conversion of Series D Preferred Stock to                                    --
            Class B Common Stock                                                --
   Net loss for year                                       (20,545)        (20,545)
                                                      ------------    ------------
Stockholders' equity (deficit) at December 31, 2000   $   (208,046)   $    (58,341)
   Conversion of Class B Common to Common                                       --
   Issuance of Series E Preferred Stock                                          1
   Common Stock issued to Minorplanet                                       47,925
   Common Stock issued in Note Exchange                                     19,798
   Common Stock repurchased                                                    (15)
   Net income                                               34,811          34,811
                                                      ------------    ------------
Stockholders' equity (deficit) at December 31, 2001   $   (173,235)   $     44,179
                                                      ============    ============



                 See accompanying notes to financial statements.

@TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.            BUSINESS OVERVIEW

         The Company develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, Trackware. There were no significant revenues from Trackware during 2000 or 2001. During the first quarter of 2001, the Company began marketing and selling 20/20V, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace. There were no significant revenues from 20/20V during 2001. During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information ("VMI") product licensed from Minorplanet Systems PLC into the automatic vehicle location ("AVL") marketplace in the United States.

         On March 15, 2002, @Track completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether. Under the terms of the Asset Purchase Agreement, @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet Vehicle Management Information (VMI(TM)) technology for the potential distribution of VMI by Aether to the long-haul-trucking market (See Note 20).

2.            STOCK SPLIT AND RECAPITALIZATION

         On June 4, 2001, the 1,000 shares of Class B Common Stock were converted into 320,000 shares of Common Stock at the option of the sole holder of the shares. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. All references to Common Stock and all per share references for periods prior to the stock split have been restated to reflect the one for five reverse stock split.

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

3.            NON-COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS

         In December, 2000, the Company was notified by letter from the Nasdaq Stock Market, Inc. ("Nasdaq"), that it was no longer in compliance with the net tangible assets, market capitalization, net income and minimum bid price requirements for continued listing on the Nasdaq Small Cap Market, and therefore Nasdaq was commencing delisting proceedings. From February 12, 2001 through completion of the recapitalization, the Company's common stock was conditionally listed on the Nasdaq Small Cap Market via an exception from these requirements granted by Nasdaq. As a result of the completion of the Recapitalization described in Note 2, on August 3, 2001, the Nasdaq Listing Qualifications Panel issued an order ending the delisting proceedings against the Company.

4.            FUTURE OPERATIONS

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. As a result of the Recapitalization, the Company has reduced the amount of it's Senior Notes outstanding in the principal amount of $80,022,000 and has reduced its related annual cash outflow for interest service by $11,002,000, which will extend its financial viability. In addition, the Company believes the acquisition of the License Rights should provide the Company significant marketing potential of the licensed tracking VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar tracking technology. In addition, as a result of the Sale transaction between the Company and Aether, for the sale of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses, the Company will receive cash proceeds of approximately $15,000,000, with $2,000,000 received on March 15, 2002, another $1,000,000 to be released from escrow over the next year, and the remaining $12,000,000 to be received as soon as possible as the Company liquidates the shares of Aether common stock it receives at the rate of 35,000 shares per trading day. The inability of @Track to liquidate the Aether Common Stock due to market conditions or otherwise could have a material adverse effect on @Track's cash position. Moreover, Aether has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service (see Footnote No. 20). The critical success factor in management's plans to achieve positive cash flow from operations is to achieve significant market acceptance of the VMI product line.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months assuming it can achieve the critical success factor outlined above. However, the Company's future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company's products, the level of competition, general economic conditions and other factors beyond the Company's control.

5.            CHANGE IN ACCOUNTING PRINCIPLE

         The Company earns revenues from service contracts, and from related products sold to customers (for which title generally passes on shipment).

Prior to 2000, the Company recognized revenues from product sales at the time the mobile units were shipped to customers, or upon customer acceptance of the product if acceptance was required by the sales contract. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company was required to change its accounting policy for product revenue recognition during the fourth quarter of 2000, effective January 1, 2000.

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

         The effect of the adoption of SAB 101 in 2000 was to increase income before extraordinary item by approximately $1,441,000 or $0.30 per share. SAB 101 has been adopted as the cumulative effect of a change in accounting principle, effective January 1, 2000. The cumulative effect of the change as of such date resulted in an increase to the net loss recognized in 2000 of approximately $5,206,000. This has been reported as "Cumulative effect of accounting change" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.



Pro forma amounts assuming the new revenue recognition method is applied retroactively are as follows:

                                                                        1999
                                                             ----------------------------
                                                              As Reported     Pro forma
                                                             ------------    ------------
Loss before extraordinary item                               $    (11,524)   $    (12,293)
Basic and diluted loss per share before extraordinary item   $      (2.31)   $      (2.46)

Net loss                                                     $    (11,524)   $    (12,293)
Basic and diluted net loss per share                         $      (2.31)   $      (2.46)


6.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Effective April 10, 2000, HighwayMaster Communications, Inc. changed its corporate name to @Track Communications, Inc. The consolidated financial statements include those of @Track Communications, Inc., its wholly-owned subsidiaries, HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

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


Revenue Recognition

         The Company recognizes revenue under the provisions of SAB 101. Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the life of the estimated customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Sales arrangements for which revenues are deferred pursuant to SAB 101 relate primarily to the Company's sales of its mobile units to long-haul trucking, Trackware, 20/20V, and VMI products.

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

Shipping and Handling Fees and Costs

         The Company records amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of "Product Revenues" and "Cost of Product Revenues" respectively.

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

Financial Instruments

         The Company considers all liquid interest-bearing investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments mature between three months and one year from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material.

         The carrying amount of cash and short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         Accounts receivable generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts that may eventually become uncollectible and to provide for any disputed charges. During 2001, 2000 and 1999, one customer accounted for approximately 41%, 47%, and 38% respectively, of total revenues.

         The Company's bad debt expense as a percent of total revenues was 1.4%, 1.4% and 4.5% in 2001, 2000, and 1999, respectively. This trend is primarily due to changes in the Company's operating policies since 1998 and the general improvement in the creditworthiness of the customer base as a result of the significant sales to one customer noted above.

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

Research and Development Costs

         The Company expenses research and development costs as incurred. During 2001, 2000 and 1999, the Company expensed $3,091,000, $2,181,000 and $1,241,000, respectively, in research and development costs for new products that is reflected in "Engineering Expenses" in the Consolidated Statements of Operations. The 2001 amount included $525,000 paid to a related party.

Capitalized Software Costs

         Software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during 2001, 2000 and 1999 were $672,000, $1,019,000 and $774,000, respectively.

Advertising Costs

         Advertising costs are expensed as incurred. During 2001, 2000 and 1999, the Company expensed $633,000, $962,000 and $554,000, respectively, in advertising costs that are reflected in "Sales and Marketing Expenses" in the Consolidated Statements of Operations.

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

Earnings Per Share

         The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net income (loss) per basic share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share has been presented for the twelve months ended December 31, 2001, to reflect the weighted average shares outstanding assuming the issuance of common stock upon exercise of potentially dilutive stock options. Diluted earnings per share is computed using the "Treasury Stock Method." The Company's potentially dilutive securities have been excluded from the weighted average number of shares outstanding for the other periods presented, since their effect would be anti-dilutive.

         Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected June 5, 2001, as described in Note 2.

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

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact of this new accounting standard will have no material impact on the financial position of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting treatment for the impairment or disposal of long-lived assets. The impact of this new accounting standard will have no material impact on the financial position of the Company.

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





Balance at December 31, 1997                                $         --
1998 Activity:
Accrued Severance and AutoLink termination costs            $  5,357,000
Cash payments for severance and contractual obligations       (2,895,000)
Asset write-offs                                                (434,000)
                                                            ------------
Balance at December 31, 1998                                   2,028,000
1999 Activity:
Cash payments for severance and contractual obligations       (1,839,000)
Restored to income                                              (189,000)
                                                            ------------
Balance at December 31, 1999                                $         --
                                                            ------------


9. CASH AND SHORT-TERM INVESTMENTS


Cash and short-term investments consist of the following:

December 31,                                       2001             2000
                                               ------------     ------------

Cash and commercial paper                      $  4,854,000     $ 11,196,000
Money market accounts                             5,901,000        9,445,000
                                               ------------     ------------
Cash and cash equivalents                        10,755,000       20,641,000
                                               ------------     ------------

U.S. Government and agency notes and bonds        1,295,000               --
Commercial paper                                  2,839,000               --
                                               ------------     ------------
Short-term investments                            4,134,000               --
                                               ------------     ------------
Total cash and short-term investments          $ 14,889,000     $ 20,641,000
                                               ------------     ------------

10.           INVENTORIES

Inventories consist of the following:

December 31,                               2001             2000
                                       ------------     ------------

Complete systems                       $  1,403,000     $  3,240,000
Component parts                           1,510,000        5,919,000
Equipment shipped not yet accepted               --        4,057,000
                                       ------------     ------------
                                       $  2,913,000     $ 13,216,000
                                       ============     ============



         For 2001, the Company recorded an inventory reserve of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines. The Trackware product line is designed to more efficiently utilize trailer assets. Due to the current economic downturn, trucking companies currently have an excess of trailers in their fleets; thus, utilization of these assets is not currently an issue for many trucking companies, and management believes that significant demand for the Trackware product will not increase in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product.

11.           LICENSE RIGHTS

         As part of the Recapitalization, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet's VMI technology in the United States, Canada and Mexico. The license covers rights to existing technologies of Minorplanet as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 15-year life. As of December 31, 2001, the unamortized value of the license rights was $37,848,000, which is net of $1,368,000 accumulated amortization. Amortization of the license rights charged to expense during 2001 was $1,368,000.

12.           NETWORK, EQUIPMENT AND SOFTWARE

Network, equipment and software consist of the following:

December 31,                                             2001              2000
                                                     ------------      ------------

Network service center                               $ 15,506,000      $ 15,031,000
Computers and office equipment                          5,275,000         7,308,000
Machinery and equipment                                 2,016,000         3,123,000
Software                                                6,026,000         6,684,000
                                                     ------------      ------------
                                                       28,823,000        32,146,000
Less:  accumulated depreciation and amortization      (20,240,000)      (19,295,000)
                                                     ------------      ------------
                                                     $  8,583,000      $ 12,851,000
                                                     ============      ============


         Total depreciation and amortization expense charged to operations during 2001, 2000 and 1999 was $5,854,000, $5,455,000 and $6,099,000,
respectively.

         As of December 31, 2001 and 2000, the unamortized portion of software costs was $1,752,000 and $2,144,000, respectively. Amortization of such costs charged to expense during 2001, 2000 and 1999 was $1,568,000, $1,191,000 and
$1,487,000, respectively.

13.           OTHER ASSETS

         Other assets consist primarily of debt issue costs related to the issuance of the Senior Notes, net of accumulated amortization. Such costs are amortized over the term of the related debt.

14.           OTHER CURRENT LIABILITIES




Other current liabilities consist of the following:

December 31,                                   2001             2000
                                           ------------     ------------

Accrued warranty costs                     $    626,000     $  1,469,000
Unearned revenue                              1,615,000               --
Provision for settlement of litigation        1,581,000               --
Other                                         5,475,000        7,357,000
                                           ------------     ------------
                                           $  9,297,000     $  8,826,000
                                           ============     ============



         During the first quarter of 2001, the outsource manufacturer (the "vendor") that supplies substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The ultimate liability in connection with this settlement will not be known until December 31, 2002. Based on information currently available, the Company recorded a provision of $2.1 million as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been utilized as of December 31, 2001. As part of the settlement, the Company will continue to use K-Tec as a manufacturer.


15.           SENIOR NOTES

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

         As part of the Recapitalization, the Company closed an Exchange Offer to the holders of the Senior Notes. The Company issued approximately 12,670,000 shares of its common stock to holders of its Senior Notes who accepted the Exchange Offer, in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000. The total principal amount of Senior Notes that remains outstanding is $14,333,000. Prior to the consummation of the Exchange Offer, the majority holder consented to, and the Company entered into, the First Supplemental Indenture to the Indenture dated September 23, 1997, which eliminated many of the restrictive covenants contained in the Indenture.

         At December 31, 2001, the $14,333,000 of Senior Notes outstanding was recorded at the accreted value of $14,109,000. The Senior Notes have an effective interest rate of 14.1%.

         The fair value of the Senior Notes is less than their carrying amount at December 31, 2001 and 2000. The principal amount of the Senior Notes is $1,000 per individual Senior Note. The Senior Notes are publicly traded but purchases and sales of the Senior Notes are infrequent. At December 31, 2001, the market value per individual Senior Note approximated $350.

16.           INCOME TAXES

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows:



                                                       2001              2000
                                                   ------------      ------------

Deferred tax assets
              Step-up of tax basis in assets       $         --      $  1,390,000
              Research and development credit                --           205,000
              Recapitalization costs                         --           167,000
              Deferred Revenue                          897,000         1,280,000
              Allowance for doubtful accounts         1,208,000         2,484,000
              Accrued interest                               --           332,000
              Other accrued liabilities               1,078,000         1,360,000
              Inventory reserves                      3,317,000           408,000
              Intangible assets                         952,000
              Net operating loss carryforwards       49,297,000        62,177,000
              Alternative minimum tax credit            839,000                --
                                                   ------------      ------------
              Gross deferred tax assets              57,588,000        69,803,000
              Valuation allowance                   (55,910,000)      (67,256,000)
                                                   ------------      ------------
              Net deferred tax assets                 1,678,000         2,547,000
 Deferred tax liability
              Depreciation                           (1,678,000)       (2,160,000)
              Other                                          --          (387,000)
                                                   ------------      ------------
 Net deferred tax asset                            $         --      $         --
                                                   ============      ============



         There was a net decrease in the valuation allowance of $11,346,000 during 2001. The loss from continuing operations of $24,650,000 resulted in an increase to the valuation allowance of $8,458,000. However, the extraordinary gain resulted in the release of $19,804,000 from the valuation allowance.

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below:




                                                2001              2000              1999
                                            ------------      ------------      ------------

Income tax at Federal statutory rate        $ (8,381,000)     $ (6,985,000)     $ (3,918,000)
Valuation allowance                            8,458,000         6,851,000         3,904,000
Other                                            (77,000)          134,000            14,000
                                            ------------      ------------      ------------
             Provision for income taxes     $         --      $         --      $         --
                                            ============      ============      ============



         At December 31, 2001, the Company had net operating loss carryforwards aggregating approximately $145.0 million, that expire in various years between 2008 and 2020. The utilization of these net operating losses will be limited pursuant to IRC Section 382 and will cause some amount of the carryforwards to expire unutilized. In addition the Company has $839,000 of alternative minimum tax credits that will carry forward indefinitely.

17.           STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Common Stock

         On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, par value $0.01. As of December 31, 2001, 48,118,253 and
48,042,454 shares of common stock were issued and outstanding respectively.

Series E Preferred Stock

         On June 5, 2001, the Company authorized the issuance of 20,000 shares of Series E Preferred Stock, par value $0.01, and issued one share of Series E Preferred Stock. The Series E Preferred Stock has a liquidation preference of $1,000 per share and is entitled to the payment of annual dividends at the rate of 7% per share. The Series E Preferred Stock does not have any voting, conversion or preemptive rights. One share of Series E Preferred Stock was issued and outstanding at December 31,2001.

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

         Each outstanding share of Class B Common Stock is convertible into 320 shares of Common Stock at the option of SBC. The Class B Common Stock is entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock generally have identical voting rights, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them are then convertible. In addition, the holders of Class B Common Stock will be entitled to elect one director of the Company (or two directors if SBC and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and will have the right to approve certain actions on the part of the Company. In the third quarter of 2001, SBC converted its Class B Common Stock to 320,000 shares of common stock.

         SBC held warrants that entitled SBC to purchase (i) 600,000 shares of Common Stock at an exercise price of $70.00 per share and (ii) 400,000 shares of Common Stock at an exercise price of $90.00 per share. The warrants expired unexercised on September 27, 2001.

Incentive Plan and Other

         Pursuant to a 1994 Stock Option Plan, as amended (the "Plan"), options may be granted to employees for the purchase of an aggregate of up to 5,100,000 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Plan. Generally, options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been determined based on the fair value of the options as of the grant dates for awards under the Plan consistent with the method provided by SFAS No 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:


                                                                      For the Year Ended December 31,
                                                          -----------------------------------------------------
                                                               2001               2000                1999
                                                          --------------     --------------      --------------
Net income (loss)                         As Reported     $   34,811,000     $  (20,545,000)     $  (11,524,000)
                                          Pro Forma       $   32,093,000     $  (21,188,000)     $  (12,222,000)

Net income (loss) per share - Basic       As reported               1.25              (4.06)              (2.31)
                                          Pro-forma                 1.15              (4.20)              (2.45)

Net income (loss) per share - Diluted     As reported               1.23              (4.06)              (2.31)
                                          Pro-forma                 1.13              (4.20)              (2.45)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows:



                                   For the Year Ended December 31,
                             ------------------------------------------
                                2001            2000            1999
                             ----------      ----------      ----------
Dividend                             --              --              --
Expected volatility               97.31%          92.31%          83.83%
Risk free rate of return           5.20%           5.89%           6.05%
Expected life in years              6.0             6.0             6.0



         A summary of the status of the Company's Plan as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, is presented below:


                                                  2001                            2000                          1999
                                        --------------------------     --------------------------     --------------------------
                                                        Weighted                       Weighted                         Weighted
                                                        Average                        Average                          Average
                                                        Exercise                       Exercise                         Exercise
                                         Shares         Price           Shares         Price            Shares          Price
                                        ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at beginning of year           330,924      $     1.38        341,464      $     1.36        389,318      $     3.50
Granted                                  3,670,316            1.61         63,900            1.51        158,048            1.60
Exercised                                       --              --        (41,323)           1.23        (44,245)           1.19
Forfeited                                 (195,411)           1.48        (33,117)           1.58       (161,657)           6.82
                                        ==========      ==========     ==========      ==========     ==========      ==========
Outstanding at end of year               3,805,829      $     1.59        330,924      $     1.38        341,464      $     1.36
                                        ==========      ==========     ==========      ==========     ==========      ==========
Options exercisable at end of year         283,212      $     1.46        153,189      $     1.32        112,075      $     1.29
                                        ==========      ==========     ==========      ==========     ==========      ==========
Weighted average fair value of
    options granted during the year             --      $     1.28             --      $     1.18             --      $     1.60
                                        ==========      ==========     ==========      ==========     ==========      ==========



         The following table summarizes information about stock options outstanding under the Plan at December 31, 2001:


                                             Options Outstanding                                      Options Exercisable
                         -----------------------------------------------------------          ------------------------------------
                            Number of          Weighted Average     Weighted Average             Number of        Weighted Average
Range of Option Price        Options            Remaining Life       Exercise Price               Options          Exercise Price
---------------------    ---------------     -------------------    ----------------          ---------------      ---------------

$1.00 to $1.19                    85,306                   2.4       $          1.09                   84,102      $          1.08
$1.41 to $1.78                 3,707,723                   5.4                  1.60                  188,070                 1.59
$2.03 to $2.19                    12,800                   3.4                  2.14                   11,040                 2.15
                         ---------------     -------------------    ----------------          ---------------      ---------------
                               3,805,829                   5.3       $          1.59                  283,212      $          1.46
                         ===============     ===================    ================          ===============      ===============

         A director of the Company holds options granted outside of the Plan to purchase 760 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at December 31, 2001.

         Warrants for the purchase of 1,600 shares of common stock at a price of $5.63 per share were granted during 2000. All of these warrants are exercisable at December 31, 2001.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Plan to include a mandatory employer matching. Matching contributions during 2001 and 2000 were $236,000 and $220,000 respectively. The Company did not make matching contributions to the Plan in 1999.

18.           COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases were as follows as of December 31, 2001:

2002                                                   $ 1,515,000
2003                                                     1,388,000
2004                                                     1,387,000
2005                                                     1,185,000
2006                                                     1,083,000
Thereafter                                               1,895,000
                                                       -----------
                                                       $ 8,453,000
                                                       ===========



         During 2001, 2000 and 1999, total rent expense charged to operating expenses was approximately $1,423,000, $1,322,000 and $1,413,000, respectively.


19.           RELATED PARTY TRANSACTIONS

         As a result of the Recapitalization, Minorplanet Systems PLC holds in excess of 50 percent of the Company's outstanding common stock and thus controls the Company. As a result of this control, Minorplanet Systems PLC is a related party. Transactions with Minorplanet Systems PLC are summarized below.


Year ended December 31,                                2001
                                                 ----------------
              Purchases                          $            525

As of December 31,                                     2001
                                                 ----------------
              Accounts receivable                $             14
              Accounts payable                   $            525



         Prior to the consummation of the Recapitalization, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the shareholder agreement executed upon its purchase of the Company's common stock. As a result of the Recapitalization, such control provisions were eliminated, and SBC Wireless LLC is no longer a related party.

         Certain affiliates of SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the twelve months ended December 31, 1999, the twelve months ending December 31, 2000, and the six months ended June 30, 2001, the periods when it was a related party, are summarized below.

                               2001                 2000                  1999
                          ---------------      ---------------      ---------------
Revenues                  $    15,331,000      $    47,713,000      $    35,878,000



20.           SUBSEQUENT EVENT

         On March 15, 2002, @Track completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether. Under the terms of the Asset Purchase Agreement, @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet Vehicle Management Information (VMI(TM)) technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

         As consideration for the Sale, @Track received $3 million in cash, of which $1 million will be held in escrow and released to @Track over a 12-month period. @Track also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that @Track will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between @Track and Aether.

21.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for 2001 and 2000 are as follows (in thousands, except per share amounts):








                                                         First         Second          Third         Fourth
                                                        Quarter        Quarter        Quarter        Quarter
                                                       ---------      ---------      ---------      ---------

2001

Total revenues                                         $  22,436      $  17,212      $  19,472      $  18,360
Gross profit                                               7,640          4,475          6,646          1,888
Operating income (loss)                                   (2,423)        (5,874)        (1,996)        (7,503)
Loss before extraordinary item                            (5,582)        (8,699)        (2,406)        (7,963)
Extraordinary item                                            --         59,461             --             --
Net income (loss)                                         (5,582)        50,762         (2,406)        (7,963)
Basic Income (Loss) per share:
         Before extraordinary item                     $   (1.10)     $   (0.88)     $   (0.05)     $   (0.17)
         Extraordinary item                            $      --      $    6.03      $      --      $      --
         Basic income (loss)                           $   (1.10)     $    5.15      $   (0.05)     $   (0.17)
Diluted Income (Loss) per share:
         Before extraordinary item                     $   (1.10)     $   (0.87)     $   (0.05)     $   (0.17)
         Extraordinary item                            $      --      $    5.93      $      --      $      --
         Diluted income (loss)                         $   (1.10)     $    5.06      $   (0.05)     $   (0.17)
Weighted average shares outstanding:
         Basic                                             5,065          9,849         48,056         48,047
         Diluted                                           5,065         10,031         48,056         48,047

2000

Total revenues                                         $  16,312      $  26,257      $  29,780      $  29,781
Gross profit                                               5,944          8,955          9,461          7,097
Operating income (loss)                                   (1,793)           (27)           492         (3,583)
Loss before cumulative effect of accounting change        (4,466)        (3,003)        (2,588)        (5,282)
Cumulative effect of accounting change                    (5,206)            --             --             --
Net loss                                                  (9,672)        (3,003)        (2,588)        (5,282)
Loss per share:
         Before cumulative effect                      $   (0.89)     $   (0.59)     $   (0.51)     $   (1.04)
         Cumulative effect of accounting change        $   (1.03)            --             --             --
         Basic and diluted loss                        $   (1.92)     $   (0.59)     $   (0.51)     $   (1.04)
Weighted average shares outstanding                        5,038          5,064          5,065          5,065

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENTS SCHEDULE


To the Board of Directors and Stockholders of @Track Communications, Inc.


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in @Track Communication's annual report to stockholders in this Form 10-K and have issued our report thereon dated March 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


  ARTHUR ANDERSEN LLP


Dallas, Texas
March 15, 2002

                                   SCHEDULE II

                           @TRACK COMMUNICATIONS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                              Balance at    Charged to
                                             Beginning of    Costs and                                       Balance at
                Description                     Period        Expenses       Deductions        Other       End of Period
------------------------------------------   ------------   ------------    ------------    ------------   -------------

 Year ended December 31,1999
     Allowance for doubtful accounts
         Accounts receivable                    9,528,000      4,294,000      (6,374,000)             --      7,448,000
     Inventory reserves                         1,307,000        245,000        (719,000)             --        833,000
     Warranty reserve                             384,000      3,914,000        (365,000)             --      3,933,000
     Severance and AutoLink
          termination costs payable             2,028,000       (189,000)     (1,839,000)             --             --
     Valuation allowance against
         deferred tax asset                    56,501,000      3,904,000              --              --     60,405,000

 Year ended December 31, 2000
     Allowance for doubtful accounts
         Accounts receivable                    7,448,000      1,477,000      (1,620,000)             --      7,305,000
     Inventory reserves                           833,000        749,000        (383,000)             --      1,199,000
     Warranty reserve                           3,933,000      1,208,000      (3,672,000)             --      1,469,000
     Valuation allowance against
         deferred tax asset                    60,405,000      6,851,000              --              --     67,256,000

 Year ended December 31, 2001
     Allowance for doubtful accounts
         Accounts receivable                    7,305,000      1,056,000      (4,807,000)             --      3,554,000
     Inventory reserves                         1,199,000      9,263,000        (706,000)             --      9,756,000
     Warranty reserve                           1,469,000      1,406,000      (2,249,000)             --        626,000
     Provision for settlement of litigation            --      2,100,000        (519,000)             --      1,581,000
     Valuation allowance against
         deferred tax asset                    67,256,000      8,458,000     (19,804,000)             --     55,910,000

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                         DESCRIPTION
        -------                        -----------

         2.1   -  Stock Purchase and Exchange Agreement by and between the
                  Company, Minorplanet Systems PLC and Mackay Shields LLC, dated
                  February 14, 2001.(29)

         2.2   -  Asset Purchase Agreement by and between the Company and Aether
                  Systems, Inc. dated March 15, 2002.(29)

         3.1   -  Restated Certificate of Incorporation of the Company.(28)

         3.2   -  Second Amended and Restated By-Laws of the Company.(28)

         4.1 - Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

         4.2   -  Indenture dated September 23, 1997 by and among the Company,
                  HighwayMaster Corporation and Texas Commerce Bank, National
                  Association (the "Indenture").(12)

         4.3   -  First Supplemental Indenture, dated June 20, 2001, to the
                  Indenture.(28)

         4.4   -  Pledge Agreement dated September 23, 1997, by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

         4.5 - Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns &
                  Co. Inc. and Smith Barney Inc.(12)

         4.6   -  Warrant Agreement dated September 23, 1997, by and among the
                  Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

         4.9   -  Warrant Registration Rights Agreement dated September 23,
                  1997, by and among the Company, Bear, Stearns & Co. Inc. and
                  Smith Barney, Inc.(12)

         10.1  -  Registration Rights Agreement by and between the Company,
                  Minorplanet Systems PLC and Mackay Shields LLC, dated as of
                  June 21, 2001.(31)

         10.2  -  Exclusive License and Distribution Agreement by and between
                  Minorplanet Limited, an (@Track subsidiary) and Mislex (302)
                  Limited, dated June 21, 2001.(28)

         10.3 Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994.(1)(5)(6)

         10.4  -  Amendment No. 1 to the Amended and Restated 1994 Stock Option
                  Plan.(32)

         10.5  -  Amendment No. 2 to the Amended and Restated 1994 Stock Option
                  Plan.(33)

         10.6 - Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka.(16)

         10.7 - Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation.(3)(4)

         10.8  -  Software Transfer Agreement, dated April 25, 1997, between
                  HighwayMaster Corporation and Burlington Motor Carriers,
                  Inc.(9)(10)

         10.9  -  Lease Agreement, dated March 20, 1998, between HighwayMaster
                  Corporation and Cardinal Collins Tech Center, Inc.(15)

         10.10 - September 18, 1998 Amended and Restated Stock Option Agreement of May 29, 1998 by and between the Company and Jana Ahlfinger
                  Bell.(16)

         10.11 - Stock Option Agreement, dated August 12, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

         10.12 - Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

         10.13 - September 18, 1998 Amended and Restated Stock Option Agreement of April 25, 1997, by and between the Company and Robert
                  LaMere.(16)

         10.14 - September 18, 1998 Amended and Restated Stock Option Agreement of June 3, 1998, by and between the Company and Todd A.
                  Felker.(16)

         10.15 - Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(16)

         10.16 -  Agreement No. 980427 between Southwestern Bell Telephone
                  Company, Pacific Bell, Nevada Bell, Southern New England
                  Telephone and HighwayMaster Corporation executed on January
                  13, 1999.(17)(18)

         10.17 -  Administrative Carrier Agreement entered into between
                  HighwayMaster Corporation and Southwestern Bell Mobile
                  Systems, Inc. on March 30, 1999.(17)(18)

         10.18 -  Addendum to Agreement entered into between HighwayMaster
                  Corporation and International Telecommunications Data Systems,
                  Inc. on February 4, 1999.(17)(18)

         10.19 -  Second Addendum to Agreement entered into between
                  HighwayMaster Corporation and International Telecommunications
                  Data Systems, Inc. on February 4, 1999.(17)(18)

         10.20 -  Stock Option Agreement dated June 24, 1999, by and between the
                  Company and J. Raymond Bilbao.(19)

         10.21 -  Stock Option Agreement dated June 24, 1999, by and between the
                  Company and Marshall Lamm.(19)

         10.22 -  Fleet-on-Track Services Agreement entered into between GTE
                  Telecommunications Services Incorporated and HighwayMaster
                  Corporation on May 3, 1999.(19)(20)

         10.23 - Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(21)

         10.24 - Stock Option Agreement dated September 3, 1999, by and between the Company and Todd Felker.(21)

         10.25 - Stock Option Agreement dated September 3, 1999, by and between the Company and C. Marshall Lamm.(21)

         10.26 - Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(21)

         10.27 - Stock Option Agreement dated September 3, 1999, by and between the Company and Robert W. LaMere.(21)

         10.28 -  Limited Liability Company Agreement of HighwayMaster of
                  Canada, LLC executed March 3, 2000.(22)

         10.29 - Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International
                  Corporation.(23)(24)

         10.30 - Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(24)

         10.31 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Jana A. Bell.(27)

         10.32 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Jana A. Bell.(27)

         10.33 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and J. Raymond Bilbao.(27)

         10.34 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and J. Raymond Bilbao.(27)

         10.35 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Todd A. Felker.(27)

         10.36 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Todd A. Felker.(27)

         10.37 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Robert W. LaMere.(27)

         10.38 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Robert W. LaMere.(27)

         10.39 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and Marshall Lamm.(27)

         10.40 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and Marshall Lamm.(27)

         10.41 -  Stock Option Agreement dated July 18, 2001, by and between the
                  Company and W. Michael Smith.(27)

         10.42 -  Stock Option Agreement dated June 21, 2001, by and between the
                  Company and W. Michael Smith.(27)

         10.43 -  Employment Agreement, dated June 21, 2001, between Jana A.
                  Bell and the Company.(28)

         10.44 -  Employment Agreement, dated June 21, 2001, between J. Raymond
                  Bilbao and the Company.(28)

         10.45 -  Employment Agreement, dated June 21, 2001, between W. Michael
                  Smith and the Company.(28)

         10.46 -  Employment Agreement, dated June 21, 2001, between Todd A.
                  Felker and the Company.(28)

         23.1  -  Consent of Arthur Andersen LLP.(34)

         99.0  -  Receipt of representation from Arthur Andersen, LLP.(34)

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

(7)  [Footnote intentionally omitted.]

(8)  [Footnote intentionally omitted.]

(9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(10) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(11) [Footnote intentionally omitted.]

(12) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).

(13) [Footnote intentionally omitted.]

(14) [Footnote intentionally omitted.]

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

(27) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(28) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on June 29, 2001.

(29) Filed as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

(30) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002.

(31) Filed in connection with the Company's Form S-3 Registration Statement filed with the SEC on October 10, 2001 (File No. 333-71340).

(32) Incorporated by reference to Exhibit A to the proxy statement contained in the Company's Definitive Schedule 14A filed with the SEC on April 25, 2000.

(33) Incorporated by reference to Exhibit F to the proxy statement contained in the Company's Definitive Schedule 14A filed with the SEC on May 11, 2001.

(34) Filed herewith.