Form 10-Q
period 2002-03-31
AT TRACK COMMUNICATIONS INC
filed 2002-05-15
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002
                                        --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                                              Number of Shares Outstanding as of
    Title of each class                                  May 10, 2002
----------------------------                  ----------------------------------
Common Stock, $.01 par value                                48,347,561

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at March 31, 2002
                      and December 31, 2001                                             3

                  Consolidated Statements of Operations for the
                      three months ended March 31, 2002 and 2001                        4

                  Consolidated Statements of Cash Flows for the three
                      months ended March 31, 2002 and 2001                              5

                  Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended March 31, 2002                         6

                  Notes to Consolidated Financial Statements                            7-11

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                    12-14

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                      14

PART II. OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                     15

Signatures                                                                             16

                         PART I - FINANCIAL INFORMATION

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                     ASSETS

                                                     March 31,        December 31,
                                                       2002               2001
                                                    ------------      ------------
Current assets:
  Cash and short-term investments                   $     13,974      $     14,889
  Accounts receivable, net                                 8,011            11,470
  Inventories, net                                         1,613             2,913
  Deferred product costs - current portion                 7,111             6,183
  Notes receivable                                        12,000                --
  Other current assets                                     2,311               592
                                                    ------------      ------------
     Total current assets                                 45,020            36,047
Network, equipment and software, net                       6,943             8,583
Deferred product costs - non-current portion               2,998             4,516
License rights, net                                       37,189            37,848
Other assets, net                                          1,756               603
                                                    ------------      ------------
     Total assets                                   $     93,906      $     87,597
                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $      1,926      $      2,517
  Telecommunications costs payable                         2,374             3,584
  Accrued interest payable                                    82               575
  Deferred product revenues - current portion              8,879             7,588
  Deferred service revenues - current portion              9,551                --
  Other current liabilities                               10,010             9,297
                                                    ------------      ------------
     Total current liabilities                            32,822            23,561
Deferred product revenues - non-current portion            4,094             5,748
Deferred service revenues - non-current portion            2,225                --
Senior notes and other notes payable                      14,260            14,109
                                                    ------------      ------------
     Total liabilities                                    53,401            43,418
                                                    ------------      ------------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common Stock                                               482               481
  Common Stock - Class B                                      --                --
  Preferred Stock - Series E                                  --                --
  Additional paid-in capital                             218,245           217,495
  Accumulated deficit                                   (177,660)         (173,235)
  Treasury stock                                            (562)             (562)
                                                    ------------      ------------
     Total stockholders' equity                           40,505            44,179
                                                    ------------      ------------
     Total liabilities and stockholders' equity     $     93,906      $     87,597
                                                    ============      ============





               See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                        Three months ended
                                                             March 31,
                                                   ------------------------------
                                                       2002              2001
                                                   ------------      ------------
Revenues:
  Product                                          $      1,448      $      7,552
  Ratable product                                         2,376             2,529
  Service                                                11,158            12,355
                                                   ------------      ------------
     Total revenues                                      14,982            22,436
                                                   ------------      ------------
Cost of revenues:
  Product                                                 1,075             6,084
  Ratable product                                         1,914             2,092
  Service                                                 5,473             6,620
                                                   ------------      ------------
    Total cost of revenues                                8,462            14,796
                                                   ------------      ------------

Gross profit                                              6,520             7,640
                                                   ------------      ------------

Expenses:
  General and administrative                              3,201             3,393
  Customer service                                        1,271             2,001
  Sales and marketing                                     3,266             1,159
  Engineering                                               571             1,516
  Network services center                                   373               409
  Depreciation and amortization                           1,829             1,585
                                                   ------------      ------------
                                                         10,511            10,063
                                                   ------------      ------------

    Operating loss                                       (3,991)           (2,423)

Interest income                                              95               183
Interest expense                                           (529)           (3,342)
                                                   ------------      ------------
    Loss before income taxes                             (4,425)           (5,582)
Income tax provision                                         --                --
                                                   ------------      ------------
Net loss                                           $     (4,425)     $     (5,582)
                                                   ============      ============

Basic and diluted loss per share:
                                                   ------------      ------------
  Net loss per share                               $      (0.09)     $      (0.22)
                                                   ============      ============

Weighted average number of shares outstanding:
   Basic and diluted                                     48,057            25,327
                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                Three months ended
                                                                                     March 31,
                                                                           -----------------------------
                                                                               2002              2001
                                                                           ------------      ------------
Cash flows from operating activities:
  Net loss                                                                 $     (4,425)     $     (5,582)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                1,170             1,585
     Amortization of license rights                                                 659                --
     Amortization of discount on notes payable                                       15                99
     Gain on sale of assets                                                         (12)               --
     Provision for bad debts                                                        320               515
     Non-cash compensation                                                          532                --
     Decrease in accounts receivable                                              3,139             2,796
     Decrease in inventory                                                          445             2,618
     Decrease in deferred product costs                                             590             1,626
     Decrease in accounts payable                                                  (591)           (5,060)
     Decrease in deferred product revenues                                         (363)           (1,930)
     Decrease in deferred service revenues                                         (472)               --
     Decrease in accrued expenses and other liabilities                          (2,311)           (5,257)
     Other                                                                       (1,451)             (150)
                                                                           ------------      ------------
          Net cash used in operating activities                                  (2,755)           (8,740)
                                                                           ------------      ------------

Cash flows from investing activities:
     Proceeds from sale of assets and service contract                            2,000                --
     Additions to network, equipment and software                                  (362)             (728)
     Increase in short-term investments                                             (51)               --
                                                                           ------------      ------------
          Net cash provided by (used in) investing activities                     1,587              (728)
                                                                           ------------      ------------

Cash flows from financing activities:
     Payments on capital leases                                                     (17)               --
     Proceeds from exercise of stock options                                        219                --
                                                                           ------------      ------------
          Net cash provided by financing activities                                 202                --
                                                                           ------------      ------------
Increase (decrease) in cash and cash equivalents                                   (966)           (9,468)
Cash and cash equivalents, beginning of period                                   10,755            20,641
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                          9,789            11,173
Short-term investments                                                            4,185                --
                                                                           ------------      ------------
Cash and short-term investments                                            $     13,974      $     11,173
                                                                           ============      ============

Supplemental cash flow information:
     Interest paid                                                         $        990      $      4,054
                                                                           ============      ============

Non-Cash Investing Activities:
    Purchases of assets through capital leases                             $        224      $         --
                                                                           ============      ============
    Note receivable received as proceeds from sale of assets               $     12,000      $         --
                                                                           ============      ============
    Receivable held in escrow received as proceeds from sale of assets     $      1,000      $         --
                                                                           ============      ============





          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)



                                              Preferred Stock       Common Stock        Common Stock - Class B
                                             -----------------   --------------------   ----------------------
                                              Shares    Amount     Shares      Amount     Shares      Amount
                                             -------    ------   ----------   -------   --------    ----------

Stockholders' equity at December 31, 2001          1    $   --   48,118,253   $   481         --     $      --
  Exercise of stock options                                         114,240         1
  Acceleration of vesting on stock options
  Net loss
                                             -------    ------   ----------   -------   --------    ----------
Stockholders' equity at March 31, 2002             1    $   --   48,232,493   $   482         --    $       --
                                             =======    ======   ==========   =======   ========    ==========




                                              Additional     Treasury Stock
                                               Paid-in     ------------------    Accumulated
                                               Capital      Shares     Amount       Deficit       Total
                                              ----------   -------   --------    -----------   ----------

Stockholders' equity at December 31, 2001     $  217,495    75,799   $   (562)   $ (173,235)   $   44,179
  Exercise of stock options                          218                                              219
  Acceleration of vesting on stock options           532                                              532
  Net loss                                                                           (4,425)       (4,425)
                                              ----------   -------   --------    ----------    ----------
Stockholders' equity at March 31, 2002        $  218,245    75,799   $   (562)   $ (177,660)   $   40,505
                                              ==========   =======   ========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)




1.       BUSINESS OVERVIEW

         @Track Communications, Inc., a Delaware Corporation (the "Company" or "@Track") develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R) . There were no significant revenues from TrackWare(R) during periods ending March 31, 2001 or 2002. During the first quarter of 2001, the Company began marketing and selling 20/20V, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace. There were no significant revenues from 20/20V during the periods ending March 31, 2001 or 2002. During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information(TM)("VMI") product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") market in the United States.

         On March 15, 2002, @Track completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("HM5000") customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market (See Note 4).

2.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       REVENUE RECOGNITION

         Currently, the Company resells cellular airtime to customers of its VMI products. Therefore, in accordance with SAB 101, the Company defers product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from three to five years.

4.       SALE OF ASSETS

         On March 15, 2002, @Track completed the Sale to Aether. As consideration for the Sale, @Track received $3 million in cash, of which $1 million is included on the Company's balance sheet in other assets and will be held in escrow and released to @Track over a 12-month period. @Track also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002 (the "Note"). The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that @Track will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between @Track and Aether.

         On April 12, 2002, Aether delivered an Amended and Restated Convertible Promissory Note (the "Amended Note") to the Company. Under the Amended Note, Aether irrevocably agreed to pay cash in lieu of preferred stock for the first $4 million installment originally due on April 14, 2002 and extended the installment due date by twenty business days to May 10, 2002. Additionally, under the Amended Note, Aether has the option to irrevocably elect to pay the May 14 and June 14, 2002 installments in cash in lieu of preferred stock upon five days prior written notice, and upon the making of such election, the installment due date shall be extended by twenty business days.

         On May 9, 2002, Aether notified the Company of its election to pay the second $4 million installment under the Amended Note in cash. Thus, the second $4 million installment under the Amended Note originally due on May 14, 2002 is now due in cash on June 12, 2002. On May 10, 2002, the Company received the initial $4 million installment under the Amended Note in cash from Aether.

         Proceeds from the Sale to Aether totaled $15 million, of which $12.2 million was allocated to deferred service revenue and reflects the estimated future gross revenues that the Company would have received from the HM5000 customer base net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue will be recognized over the term of the agreement with Aether that expires in September of 2003. The remaining proceeds were allocated to consideration for assets sold, net of transaction costs, and no gain or loss resulted from the sale.

5.       FUTURE OPERATIONS

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months. Critical success factors to achieving the Company's operating goals are 1) meeting the anticipated sales goals pertaining to the recently acquired VMI technology and 2) converting Aether common stock to cash proceeds (see Note 4).

6.       OTHER ASSETS

         The Company provides lease financing to certain customers of its VMI products. All leases under these arrangements are classified as sales-type leases. These leases typically have terms of three to five years and are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk.

         The net present value of the lease payments is recognized as sales revenue and deferred under the Company's revenue recognition policy. The net investment in sales-type leases, contained within other assets on the Company's balance sheet, is composed of total minimum lease payments net of unearned interest income and allowance for uncollectible accounts.

7.       COMMITMENTS AND CONTINGENCIES

         During the first quarter of 2001, the outsource manufacturer (the "vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The ultimate liability in connection with this settlement will not be known until December 31, 2002. Based on information currently available, the Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been utilized as of March 31, 2002.

8.       RELATED PARTY TRANSACTIONS

         Minorplanet Systems PLC owns 62.5 percent of the Company's outstanding common stock and thus controls the Company. As a result of this control, Minorplanet Systems PLC is a related party. The Company has also agreed to pay Minorplanet Limited, the operating subsidiary of Minorplanet Systems PLC, an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Transactions with Minorplanet Systems PLC and its operating subsidiaries are summarized below (in thousands).



Three months ended March 31,            2002            2001
                                    ------------   ------------
              Purchases             $        850   $         --


As of:                               March 31,     December 31,
                                       2002            2001
                                    ------------   ------------
              Accounts receivable   $         70   $         14
              Accounts payable      $      1,375   $        525

         During the three months ended March 31, 2001, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the Amended & Restated Stockholders' Agreement dated September 27, 1996 between the Company and certain stockholders (the "Stockholders' Agreement"). As a result of the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, and Mackay Shields LLC consummated on June 21, 2001, the Stockholders' Agreement was terminated and such control provisions were eliminated; thereafter, SBC Wireless LLC was no longer a related party. Certain affiliates of SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases wireless and long distance airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the three months ended March 31, 2001 are summarized below (in thousands).


Three months ended March 31,              2001
                                       -----------
              Revenues                 $    10,405


9.       SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 beginning with the effective date of January 1, 1998. Prior to January of 2002, the Company had only one reportable segment.

         The Company's reportable segments offer different products and/or services. The Company reports on these segments as management makes operating decisions and assesses individual performances based on the performance of these segments. Each segment also requires different technology and marketing strategies. The Company's two reportable segments are VMI and NSC Systems.

         During the third quarter of 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") marketplace in the United

States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses GPS to acquire a vehicle location on a minute-by-minute basis and a GSM based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract. The Company also provides mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM). These products use the Company's Network Service Center ("NSC") to relay voice and messages between the mobile units and the customer's dispatchers.

         On March 15, 2002, @Track completed the Sale to Aether of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether (see Note 4).

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating expenses are allocated to each segment based on management's estimate of the utilization of resources by each segment. The following table sets forth segment financial information (in thousands).


                                                                               Three Months Ended March 31, 2002
                                                                         NSC Systems          VMI         Consolidated
                                                                        -------------    -------------    -------------

Revenues                                                                $      14,853    $         129    $      14,982
Operating income (loss)                                                         2,051           (6,042)          (3,991)
Interest expense                                                                 (287)            (242)            (529)
Interest income                                                                    51               44               95
Depreciation and amortization                                                     920              909            1,829
Net income (loss)                                                               1,816           (6,241)          (4,425)
Total assets                                                                   52,392           41,514           93,906
Capital expenditures                                                               82              280              362
Other significant non-cash items:
   Note receivable received as proceeds from sale of assets                    12,000               --           12,000
   Receivable held in escrow received as proceeds from sale of assets           1,000               --            1,000
   Purchase of assets through capital leases                                      224               --              224



                                                                              Three Months Ended March 31, 2001
                                                                         NSC Systems          VMI         Consolidated
                                                                        -------------    -------------   -------------

Revenues                                                                $      22,436    $          --   $      22,436
Operating loss                                                                 (2,423)              --          (2,423)
Interest expense                                                               (3,342)              --          (3,342)
Interest income                                                                   183               --             183
Depreciation and amortization                                                   1,585               --           1,585
Net loss                                                                       (5,582)              --          (5,582)
Total assets                                                                   63,314               --          63,314
Capital expenditures                                                              728               --             728

10.      ACCELERATED VESTING ON STOCK OPTIONS

         Effective March 15, 2002, two of the Company's executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002 (see Note 4). As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in the recording of $.5 million in compensation expense which is reflected in the Company's financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information ("VMI") product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses GPS to acquire a vehicle location on a minute-by-minute basis and a GSM based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). The Company also provides mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM).

         On March 15, 2002, @Track completed the Sale to Aether of certain assets and licenses related to @Track's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between @Track and Aether. Under the terms of the Asset Purchase Agreement, @Track sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, @Track and Aether agreed to form a strategic relationship with respect to @Track's long-haul customer products, pursuant to which @Track will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse @Track for the network and airtime service costs related to providing the HM5000 service. Hereinafter, HM5000 units for which the Company provides network services are referred to as network services subscribers.

RESULTS OF OPERATIONS - CONSOLIDATED

         Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

         Total revenues decreased 33.2% to $15.0 million in 2002, from $22.4 million in 2001. Product revenues decreased to $1.4 million in 2002, from $7.6 million in 2001 due to a reduction in sales related to the Service Vehicle Contract. Service revenues were $11.2 million in 2002 compared to $12.4 million in 2001. This 9.7% decrease in service revenues is primarily attributable to a decrease in the average monthly revenue per mobile unit from $58.58 in 2001 to $51.00 in 2002. Although the average number of installed units remained relatively flat from 2001 to 2002, the proportion of service vehicles increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality. The number of installed units and network services subscribers increased to 69,193 at March, 31, 2002 from 68,415 at March 31, 2001.

         Total gross profit margin increased from 34.1% in 2001 to 43.5% during the first quarter of 2002. Service gross profit margin was 51.0% in 2002 compared to 46.4% in 2001. The increase in service gross profit margin is primarily due to an improved margin from service repairs related to the Service Vehicle Contract.

         Total product gross profit margin, including ratable product margin, was 21.8% in 2002 compared to 18.9% in 2001. During the first quarter of 2001, the Company received significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. Excluding the effect of the write-down from cost to market, total product and ratable product gross profit margin would have been 25.0% during the first quarter of 2001; the effective decrease in product gross profit margin to 21.8% during the first quarter of 2002 is primarily associated with additional general product warranty provisions.

         Operating expenses increased 4.5% to $10.5 million in 2002 from $10.1 million in 2001. This increase is primarily due to sales and marketing expenditures related to the VMI product launch partially offset by reductions in engineering and customer service costs. Sales and marketing costs increased from $1.2 million in 2001 to $3.3 million in 2002. Expenditures of approximately $.6 million were incurred on contracted sales, training and operational support services associated with the VMI product launch during the first quarter of 2002. The remaining $1.5 million increase was primarily related to the hiring of new sales personnel and the opening of two new VMI sales and operations offices in Houston, Texas and Atlanta, Georgia.

         The increase in sales and marketing expenses were offset by a $.9 million decrease in engineering costs and a $.7 million decrease in customer service costs. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the sale of assets to Aether.

         Operating loss for the first quarter of 2002 increased $1.5 million from $2.4 million in 2001 to $3.9 million in 2002. This increase is the combined effect of the $1.1 million decrease in gross profit and the $.4 increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2002 significantly reduced gross profit margin. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Product shipments under that contract are expected to be significantly lower during 2002. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

RESULTS OF OPERATIONS - VMI

         Three Months Ended March 31, 2002

         The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston market during the fourth quarter of 2001, and the Atlanta market beginning in the first quarter of 2002. A total of 925 units were sold during the first quarter of 2002. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales must be deferred under Staff Accounting Bulletin Number 101 ("SAB 101"), and recognized over the greater of the contract life or the life of the estimated customer relationship. Therefore, VMI revenues and gross profit did not contribute significantly to the Company's total revenue and gross profit during the first quarter of 2002. Total VMI revenues during the first quarter were $.1 million. The Company has recorded $2.1 million in deferred revenue associated with VMI product sales reflected on the Company's balance sheet as of March 31, 2002.

         VMI operating losses were $6.0 million as the Company began dedicating most of its sales and marketing resources and many of its operational resources to the launching of the VMI product in several US markets including Dallas, Houston, and Atlanta. Total sales and marketing personnel increased significantly during the previous six months including the hiring of VMI sales personnel in the Dallas, Houston and Atlanta offices as well as the hiring of Dallas-based telesales personnel. As mentioned above, significant expenditures were also incurred to open the new Houston and Atlanta offices as well as for contracted sales, training and operational services associated with the VMI product launch.

         Also, included in the VMI first quarter operating loss is approximately $.7 million in amortization of the VMI license rights and $.3 million in costs associated with research and development of future products covered by the license rights.

RESULTS OF OPERATIONS - NSC SYSTEMS

         Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

         Total NSC Systems revenues decreased 33.5% from $22.4 million in 2001 to $14.9 million in 2002. Product revenues decreased $6.1 million due primarily to a reduction in sales related to the Service Vehicle Contract. Service revenues were $11.1 million in 2002 compared to $12.4 million in 2001. This reduction in service revenues is primarily attributable to a decrease in the average monthly revenue per mobile unit from $58.58 in 2001 to $51.00 in 2002 associated with an increased proportion of service vehicles.

         Total gross profit margin increased from 34.1% in 2001 to 45.1% during the first quarter of 2002. Service gross profit margin was 51.4% in 2002 compared to 46.4% in 2001. The increase in service gross profit margin is primarily due to an improved margin from service repairs related to the Service Vehicle Contract.

         Product gross profit margin, including ratable product margin, was 26.1% in 2002 compared to 18.9% in 2001. During the first quarter of 2001, the Company received significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. Excluding the effect of the write-down from cost to market, product gross profit margin would have been 25.0% during the first quarter of 2001.

         Operating expenses within the NSC Systems segment decreased 54.5% from $10.1 million during the first quarter of 2001 to $4.6 million in 2002 as the Company re-directed most of its sales and marketing resources and many of its operational resources from the NSC Systems segment to the new VMI segment to focus on the VMI product launch. Also contributing to the reduction in NSC Systems operating costs was a $.9 million decrease in engineering costs and a $.7 million decrease in customer service costs. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the sale of assets to Aether.

         Operating income for NSC Systems during the first quarter of 2002 was $2.1 million versus an operating loss of $2.4 million in the first quarter of 2001. This increase in operating income represents the combined effect of the $5.5 million reduction in operating expenses offset by a $1.0 million decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months. Critical success factors to achieving the Company's operating goals are 1) meeting the anticipated sales goals pertaining to the recently acquired VMI technology and 2) converting Aether common stock to cash proceeds.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's 13 3/4% Senior Notes due 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                  @TRACK COMMUNICATIONS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits.

                  (b) Reports on Form 8-K -

                  On March 27, 2002, the Company filed a current report on Form 8-K reporting under Item 2 the Company's disposition of certain assets on March 15th, 2002 pursuant to that certain Asset Purchase Agreement with Aether Systems, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    @TRACK COMMUNICATIONS, INC.

Date: May 14, 2002


                                    By:    /s/ Jana Ahlfinger Bell
                                           -------------------------------------
                                           Jana Ahlfinger Bell
                                           President and Chief Executive Officer




                                    By:    /s/ W. Michael Smith
                                           -------------------------------------
                                           W. Michael Smith
                                           Executive Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                INDEX TO EXHIBITS


        EXHIBIT
         NUMBER                            DESCRIPTION
         ------                            -----------
            2.1      -  Stock Purchase and Exchange Agreement by and between the
                        Company, Minorplanet Systems PLC and Mackay Shields LLC,
                        dated February 14, 2001.(29)

            2.2      -  Asset Purchase Agreement by and between the Company and
                        Aether Systems, Inc. dated March 15, 2002.(30)

            3.1      -  Restated Certificate of Incorporation of the
                        Company.(28)

            3.2      -  Second Amended and Restated By-Laws of the Company.(28)

            4.1      -  Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)

            4.2      -  Indenture dated September 23, 1997 by and among the
                        Company, HighwayMaster Corporation and Texas Commerce
                        Bank, National Association (the "Indenture").(12)

            4.3      -  First Supplemental Indenture, dated June 20, 2001, to
                        the Indenture.(28)

            4.4      -  Pledge Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney
                        Inc.(12)

            4.5      -  Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc.(12)

            4.9      -  Warrant Registration Rights Agreement dated September
                        23, 1997, by and among the Company, Bear, Stearns & Co.
                        Inc. and Smith Barney, Inc.(12)

            10.1     -  Registration Rights Agreement by and between the
                        Company, Minorplanet Systems PLC and Mackay Shields LLC, dated as of June 21, 2001.(31)

            10.2     -  Exclusive License and Distribution Agreement by and
                        between Minorplanet Limited, (an @Track subsidiary) and
                        Mislex (302) Limited, dated June 21, 2001(28)

            10.3        Amended and Restated 1994 Stock Option Plan of the
                        Company, dated February 4, 1994.(1)(5)(6)

            10.4     -  Amendment No. 1 to the Amended and Restated 1994 Stock
                        Option Plan .(32)

            10.5     -  Amendment No. 2 to the Amended and Restated 1994 Stock
                        Option Plan(33).

            10.6     -  Stock Option Agreement, dated June 22, 1998, by and
                        between the Company and John Stupka.(16)

            10.7     -  Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX
                        Corporation.(3)(4)

            10.8     -  Software Transfer Agreement, dated April 25, 1997,
                        between HighwayMaster Corporation and Burlington Motor
                        Carriers, Inc.(9)(10)

            10.9     -  Lease Agreement, dated March 20, 1998, between
                        HighwayMaster Corporation and Cardinal Collins Tech
                        Center, Inc.(15)

           10.10     -  September 18, 1998 Amended and Restated Stock Option
                        Agreement of May 29, 1998 by and between the Company and Jana Ahlfinger Bell.(16)

           10.11     -  Stock Option Agreement, dated August 12, 1998, by and
                        between the Company and Jana Ahlfinger Bell.(16)

           10.12     -  Stock Option Agreement, dated September 18, 1998, by and between the Company and Jana Ahlfinger Bell.(16)

           10.13     -  September 18, 1998 Amended and Restated Stock Option
                        Agreement of April 25, 1997, by and between the Company and Robert LaMere.(16)

           10.14     -  September 18, 1998 Amended and Restated Stock Option
                        Agreement of June 3, 1998, by and between the Company and Todd A. Felker.(16)

           10.15     -  Stock Option Agreement dated November 24, 1998, by and
                        between the Company and Michael Smith.(16)

           10.16     -  Agreement No. 980427 between Southwestern Bell Telephone
                        Company, Pacific Bell, Nevada Bell, Southern New England
                        Telephone and HighwayMaster Corporation executed on January 13, 1999.(17)(18)

           10.17     -  Administrative Carrier Agreement entered into between
                        HighwayMaster Corporation and Southwestern Bell Mobile
                        Systems, Inc. on March 30, 1999.(17)(18)

           10.18     -  Addendum to Agreement entered into between HighwayMaster
                        Corporation and International Telecommunications Data
                        Systems, Inc. on February 4, 1999.(17)(18)

           10.19     -  Second Addendum to Agreement entered into between
                        HighwayMaster Corporation and International
                        Telecommunications Data Systems, Inc. on February 4,
                        1999.(17)(18)

           10.20     -  Stock Option Agreement dated June 24, 1999, by and
                        between the Company and J. Raymond Bilbao.(19)

           10.21     -  Stock Option Agreement dated June 24, 1999, by and
                        between the Company and Marshall Lamm.(19)

           10.22     -  Fleet-on-Track Services Agreement entered into between
                        GTE Telecommunications Services Incorporated and
                        HighwayMaster Corporation on May 3, 1999.(19)(20)

           10.23     -  Stock Option Agreement dated September 3, 1999, by and
                        between the Company and J. Raymond Bilbao.(21)

           10.24     -  Stock Option Agreement dated September 3, 1999, by and
                        between the Company and Todd Felker.(21)

           10.25     -  Stock Option Agreement dated September 3, 1999, by and
                        between the Company and C. Marshall Lamm.(21)

           10.26     -  Stock Option Agreement dated September 3, 1999, by and
                        between the Company and W. Michael Smith.(21)

           10.27     -  Stock Option Agreement dated September 3, 1999, by and
                        between the Company and Robert W. LaMere.(21)

           10.28     -  Limited Liability Company Agreement of HighwayMaster of
                        Canada, LLC executed March 3, 2000.(22)

           10.29     -  Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International
                        Corporation.(23)(24)

           10.30     -  Commercial Lease Agreement dated April 26, 2000 by and
                        between the Company and 10th Street Business Park,
                        Ltd.(24)

           10.31     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and Jana A. Bell(27)

           10.32     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and Jana A. Bell(27)

           10.33     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and J. Raymond Bilbao(27)

           10.34     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and J. Raymond Bilbao(27)

           10.35     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and Todd A. Felker(27)

           10.36     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and Todd A. Felker(27)

           10.37     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and Robert W. LaMere(27)

           10.38     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and Robert W. LaMere(27)

           10.39     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and Marshall Lamm(27)

           10.40     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and Marshall Lamm(27)

           10.41     -  Stock Option Agreement dated July 18, 2001, by and
                        between the Company and W. Michael Smith(27)

           10.42     -  Stock Option Agreement dated June 21, 2001, by and
                        between the Company and W. Michael Smith(27)

           10.43     -  Employment Agreement, dated June 21, 2001, between Jana
                        A. Bell and the Company(28)

           10.44     -  Employment Agreement, dated June 21, 2001, between J.
                        Raymond Bilbao and the Company(28)

           10.45     -  Employment Agreement, dated June 21, 2001, between W.
                        Michael Smith and the Company(28)

           10.46     -  Employment Agreement, dated June 21, 2001, between Todd
                        A. Felker and the Company(28)

           10.47     -  Agreement No. 980427-03, dated January 31, 2002 between
                        SBC Ameritech, SBC Pacific Bell, SBC Southern New
                        England Telephone, SBC Southwestern Bell Telephone, L.P.
                        and the Company(35)(36)

             11      -  Statement Regarding Computation of Per Share
                        Earnings(35)

            99.0     -  Receipt of representation from Arthur Andersen, LLP(34)

-------


(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

(2)      [Footnote intentionally omitted]

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

(27) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(28) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on June 29, 2001.

(29)     Filed as Appendix A to the Company's Definitive Proxy Statement on
         Schedule 14A filed with the SEC on May 11, 2001.

(30) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002.

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

(34) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(35)     Filed herewith.

(36) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed on even date herewith.