Form 10-Q
period 2002-06-30
MINORPLANET SYSTEMS USA
filed 2002-08-14
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    --------------


                         Commission file number 0-26140


                       MINORPLANET SYSTEMS USA, INC.
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


                    @Track Communications, Inc., December 31
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
     Title of each class                                August 12, 2002
----------------------------                  ----------------------------------
Common Stock, $.01 par value                              48,349,161

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at June 30, 2002
                      and December 31, 2001                                             3

                  Consolidated Statements of Operations for the
                      three and six months ended June 30, 2002 and 2001                 4

                  Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2002 and 2001                               5

                  Consolidated Statement of Changes in Stockholders' Equity
                      for the six months ended June 30, 2002                            6

                  Notes to Consolidated Financial Statements                         7-11

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                  12-14

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       15

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                   16

Item 6            Exhibits and Reports on Form 8-K                                      16


Signatures                                                                              17

                         PART I - FINANCIAL INFORMATION

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 (Unaudited)
                                                                   June 30,        December 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                     ASSETS
Current assets:
  Cash and short-term investments                                $     16,032      $     14,889
  Accounts receivable, net                                              8,711            11,470
  Inventories, net                                                      2,685             2,913
  Deferred product costs - current portion                              6,687             6,183
  Notes receivable                                                      4,000                --
  Other current assets                                                  2,492               592
                                                                 ------------      ------------
     Total current assets                                              40,607            36,047
Network, equipment and software, net                                    6,309             8,583
Deferred product costs - non-current portion                            2,202             4,516
License rights, net                                                    36,535            37,848
Other assets, net                                                       2,037               603
                                                                 ------------      ------------
     Total assets                                                $     87,690      $     87,597
                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $      4,449      $      2,517
  Telecommunications costs payable                                      2,303             3,584
  Accrued interest payable                                                575               575
  Deferred product revenues - current portion                           8,650             7,588
  Deferred service revenues - current portion                           8,536                --
  Other current liabilities                                             7,312             9,297
                                                                 ------------      ------------
     Total current liabilities                                         31,825            23,561
Deferred product revenues - non-current portion                         3,991             5,748
Deferred service revenues - non-current portion                           362                --
Senior notes and other notes payable                                   14,256            14,109
                                                                 ------------      ------------
     Total liabilities                                                 50,434            43,418
                                                                 ------------      ------------

Commitments and contingencies (Note 7)

Stockholders' equity:
  Common Stock                                                            484               481
  Common Stock - Class B                                                   --                --
  Preferred Stock - Series E                                               --                --
  Additional paid-in capital                                          218,509           217,495
  Accumulated deficit                                                (181,175)         (173,235)
  Treasury stock                                                         (562)             (562)
                                                                 ------------      ------------
     Total stockholders' equity                                        37,256            44,179
                                                                 ------------      ------------
     Total liabilities and stockholders' equity                  $     87,690      $     87,597
                                                                 ============      ============





                See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                                        Three months ended              Six months ended
                                                                             June 30,                        June 30,
                                                                 ----------------------------      ----------------------------
                                                                     2002             2001             2002             2001
                                                                 -----------      -----------      -----------      -----------
Revenues:
  Product                                                        $     1,794      $     1,886      $     3,242      $     9,438
  Ratable product                                                      2,382            2,952            4,758            5,481
  Service                                                             11,445           12,374           22,603           24,729
                                                                 -----------      -----------      -----------      -----------
     Total revenues                                                   15,621           17,212           30,603           39,648
                                                                 -----------      -----------      -----------      -----------
Cost of revenues:
  Product                                                              1,304            1,394            2,379            7,478
  Ratable product                                                      1,861            2,410            3,775            4,502
  Service                                                              6,363            6,833           11,836           13,453
  Provision for settlement of litigation (Note 7)                         --            2,100               --            2,100
                                                                 -----------      -----------      -----------      -----------
    Total cost of revenues                                             9,528           12,737           17,990           27,533
                                                                 -----------      -----------      -----------      -----------

Gross profit                                                           6,093            4,475           12,613           12,115
                                                                 -----------      -----------      -----------      -----------

Expenses:
  General and administrative                                           2,839            3,156            6,040            6,549
  Customer service                                                     1,272            1,944            2,543            3,945
  Sales and marketing                                                  3,047              989            6,313            2,148
  Engineering                                                            484            1,981            1,055            3,497
  Network services center                                                 54              460              427              869
  Depreciation and amortization                                        1,495            1,819            3,324            3,404
                                                                 -----------      -----------      -----------      -----------
                                                                       9,191           10,349           19,702           20,412
                                                                 -----------      -----------      -----------      -----------

    Operating loss                                                    (3,098)          (5,874)          (7,089)          (8,297)

Interest income                                                          295              125              390              308
Interest expense                                                        (529)          (2,950)          (1,058)          (6,292)
Other income (loss)                                                     (183)              --             (183)              --
                                                                 -----------      -----------      -----------      -----------
    Loss before income taxes and extraordinary item                   (3,515)          (8,699)          (7,940)         (14,281)
Income tax provision                                                      --               --               --               --
                                                                 -----------      -----------      -----------      -----------
    Loss before extraordinary item                                    (3,515)          (8,699)          (7,940)         (14,281)
Extraordinary item, net                                                   --           59,461               --           59,461
                                                                 -----------      -----------      -----------      -----------
Net income (loss)                                                $    (3,515)     $    50,762      $    (7,940)     $    45,180
                                                                 ===========      ===========      ===========      ===========
Basic and diluted income (loss) per share:
Loss before extraordinary item                                   $     (0.07)     $     (0.88)     $     (0.16)     $     (1.91)
  Extraordinary item                                                      --             6.03               --             7.96
                                                                 -----------      -----------      -----------      -----------
Net income (loss) per share                                      $     (0.07)     $      5.15      $     (0.16)     $      6.05
                                                                 ===========      ===========      ===========      ===========

Weighted average number of shares outstanding:
   Basic and diluted                                                  48,328            9,849           48,193            7,471
                                                                 ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    (in thousands, except share information)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                      ----------------------------
                                                                                          2002             2001
                                                                                      -----------      -----------
Cash flows from operating activities:
  Net (loss) income                                                                   $    (7,940)     $    45,180
  Adjustments to reconcile net (loss) income to cash used in operating activities:
     Extraordinary item - non-cash portion                                                     --          (56,682)
     Depreciation and amortization                                                          2,012            3,404
     Amortization of license rights                                                         1,312               --
     Amortization of discount on notes payable                                                 29              189
     Provision for bad debts                                                                  582              825
     Non-cash compensation                                                                    532               --
     Amortization of deferred service revenues                                             (3,350)              --
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                        2,374            2,413
     (Increase) decrease in inventory                                                        (627)           3,348
     Decrease in deferred product costs                                                     1,810            3,695
     (Increase) decrease in other assets                                                   (2,121)             294
     Increase (decrease) in accounts payable                                                1,932           (4,985)
     Decrease in deferred product revenues                                                   (695)          (4,403)
     Decrease in accrued expenses and other liabilities                                    (4,587)          (4,476)
                                                                                      -----------      -----------
          Net cash used in operating activities                                            (8,737)         (11,198)
                                                                                      -----------      -----------

Cash flows from investing activities:
     Net proceeds from sale of assets                                                       2,740               --
     Additions to network, equipment and software                                            (570)          (1,100)
     Purchase of license rights                                                                --           (1,050)
     Purchases of short-term investments                                                     (760)              --
                                                                                      -----------      -----------
          Net cash provided by (used in) investing activities                               1,410           (2,150)
                                                                                      -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of service contract                                                 7,260               --
     Payments on capital leases                                                               (35)              --
     Proceeds from issuance of common stock                                                    --            9,450
     Proceeds from exercise of stock options                                                  485               --
                                                                                      -----------      -----------
          Net cash provided by financing activities                                         7,710            9,450
                                                                                      -----------      -----------
Increase (decrease) in cash and cash equivalents                                              383           (3,898)
Cash and cash equivalents, beginning of period                                             10,755           20,641
                                                                                      -----------      -----------
Cash and cash equivalents, end of period                                                   11,138           16,743
Short-term investments, end of period                                                       4,894               --
                                                                                      -----------      -----------
Cash and short-term investments, end of period                                        $    16,032      $    16,743
                                                                                      ===========      ===========
Supplemental cash flow information:
     Interest paid                                                                    $       994      $     4,228
                                                                                      ===========      ===========
Non-cash investing and financing activities:
    Note receivable received as proceeds from sale of assets and service contract     $    12,000      $        --
                                                                                      ===========      ===========
    Receivable held in escrow received as proceeds from sale of
      assets and service contract                                                     $     1,000      $        --
                                                                                      ===========      ===========
    Purchases of assets through capital leases                                        $       224      $        --
                                                                                      ===========      ===========
    Fair value of License Rights acquired in exchange for 28,000,000
      shares of common stock                                                          $        --      $    38,000
                                                                                      ===========      ===========
    Principal amount of Senior Notes exchanged for 12,670,497 shares
      of common stock                                                                 $        --      $    80,022
                                                                                      ===========      ===========



          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)

                                             Preferred Stock                           Common Stock
                                                 Series E          Common Stock          Class B
                                            -----------------   -------------------  ----------------
                                            Shares    Amount      Shares    Amount   Shares   Amount
                                            -------   -------   ----------  -------  -------  -------
Stockholders' equity at December 31, 2001         1   $    --   48,118,253  $   481       --  $    --
  Exercise of stock options                                        306,707        3
  Acceleration of vesting on stock options
  Net loss
                                            -------   -------   ----------  -------  -------  -------
Stockholders' equity at June 30, 2002             1   $    --   48,424,960  $   484       --  $    --
                                            =======   =======   ==========  =======  =======  =======

                                            Additional   Treasury Stock
                                              Paid-in   ----------------   Accumulated
                                              Capital   Shares   Amount      Deficit      Total
                                            ----------  -------  -------   -----------   -------
Stockholders' equity at December 31, 2001   $  217,495   75,799  $  (562)  $  (173,235)  $44,179
  Exercise of stock options                        482                                       485
  Acceleration of vesting on stock options         532                                       532
  Net loss                                                                      (7,940)   (7,940)
                                            ----------  -------  -------   -----------   -------
Stockholders' equity at June 30, 2002       $  218,509   75,799  $  (562)  $  (181,175)  $37,256
                                            ==========  =======  =======   ===========   =======














          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1. BUSINESS OVERVIEW

         Minorplanet Systems USA, Inc., a Delaware Corporation (the "Company" or "MNPL") develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R) . There were no significant revenues from TrackWare(R) during the three and six month periods ending June 30, 2001 or 2002. During the first quarter of 2001, the Company began marketing and selling 20/20V(TM), a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace. There were no significant revenues from 20/20V during the three and six month period ending June 30, 2001 or 2002. During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information (TM) ("VMI") product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") market in the United States.

         On March 15, 2002, MNPL completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to MNPL's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between MNPL and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, MNPL sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, MNPL and Aether agreed to form a strategic relationship with respect to MNPL's long-haul customer products, pursuant to which MNPL will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("HM5000") customer base. Aether, in turn, has agreed to reimburse MNPL for the network and airtime service costs related to providing the HM5000 service. The two companies have also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market (See Note 4).

2. BASIS OF PRESENTATION

         The unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The results for any interim period are not necessarily indicative of the results for the entire year.

3. REVENUE RECOGNITION

         Currently, the Company resells cellular airtime to customers of its VMI products. Therefore, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101"), the Company defers product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years.

4. SALE OF ASSETS

         On March 15, 2002, MNPL completed the Sale to Aether. As consideration for the Sale, MNPL received $3 million in cash, of which $1 million is included on the Company's balance sheet in other current assets and will be held in escrow and released to MNPL over a 12-month period. MNPL also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002 (the "Note"). The preferred stock may then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that MNPL will be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between MNPL and Aether.

         On April 12, 2002, Aether delivered an Amended and Restated Convertible Promissory Note (the "Amended Note") to the Company. Under the Amended Note, Aether irrevocably agreed to pay cash in lieu of preferred stock for the first $4 million installment originally due on April 14, 2002 and extended the installment due date by twenty business days to May 10, 2002. Additionally, under the Amended Note, Aether had the option to irrevocably elect to pay the May 14 and June 14, 2002 installments in cash in lieu of preferred stock upon five days prior written notice, and upon the making of such election, the installment due date was extended by twenty business days.

         On May 9, 2002, Aether notified the Company of its election to pay the second $4 million installment under the Amended Note in cash extending the installment due date under the Amended Note originally due on May 14, 2002 to June 12, 2002. On May 10, 2002, the Company received the initial $4 million installment under the Amended Note in cash from Aether. On June 12, 2002, the Company received the second $4 million installment under the Amended Note in cash from Aether. On June 9,2002, Aether notified the Company of its election to pay the third $4 million installment under the Amended Note in cash extending the installment due date under the Amended Note originally due on June 14, 2002 to July 12, 2002. On July 12, 2002, the Company received the third $4 million installment under the Amended Note in cash from Aether.

         Proceeds from the Sale to Aether totaled $15 million, of which $12.2 million was allocated to deferred service revenue and reflects the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue is being recognized over the term of the agreement with Aether that expires in September of 2003. The remaining proceeds were allocated to consideration for assets sold, net of transaction costs, and no gain or loss resulted from the sale.

5. LIQUIDITY AND FUTURE OPERATIONS

         The Company had approximately $16.0 million in cash and short-term investments at June 30, 2002 compared to $14.9 million at December 31, 2001. The Sale transaction between the Company and Aether, for the sale of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, will result in total cash proceeds of $15 million of which $10 million was received by the Company during the six months ended June 30, 2002. An additional $4 million was received during July of 2002 and the remaining $1 million will be released from escrow over the next fiscal year.

         Total net use of cash associated with operating activities during the six months ended June 30, 2002 was $8.7 million including a $1.0 million semi-annual interest payment due on the Senior Notes, a $1.0 million payment for research and development to Minorplanet Limited, a related party and operating subsidiary of Minorplanet Systems PLC, and expenditures related to the VMI product launch. Cash used in investing activities during the six months ended June 30, 2002 included $0.7 million in purchases of short-term investments and $0.6 million in expenditures related to additions of network equipment, software, and other equipment.

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months. The critical success factor to achieving the Company's operating goals is meeting the anticipated sales goals pertaining to the recently acquired VMI technology.

6. OTHER ASSETS

         The Company provides lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases . These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk.

         The net present value of the lease payments for sales-type leases is recognized as sales revenue and deferred under the Company's revenue recognition policy. The net investment in sales-type leases, contained within other assets on the Company's balance sheet, is composed of total minimum lease payments net of unearned interest income and allowance for uncollectible accounts.

7. COMMITMENTS AND CONTINGENCIES

         During the first quarter of 2001, the outsource manufacturer (the "vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The ultimate liability in connection with this settlement will not be known until December 31, 2002. Based on information currently available, the Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of June 30, 2002.

8. RELATED PARTY TRANSACTIONS

         Minorplanet Systems PLC owns 62 percent of the Company's outstanding common stock and thus controls the Company. As a result of this control, Minorplanet Systems PLC is a related party. The Company has also agreed to pay Minorplanet Limited, the operating subsidiary of Minorplanet Systems PLC, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet Systems PLC. Transactions with Minorplanet Systems PLC and its operating subsidiaries are summarized below (in thousands).

        Six months ended June 30,             2002            2001
                                           ----------     ------------
        R&D and contract services          $    1,100     $         --


        As of:                               June 30,     December 31,
                                              2002            2001
                                           ----------     ------------
        Accounts receivable                $       70     $         14
        Accounts payable                   $      625     $        525

         During the six months ended June 30, 2001, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the Amended & Restated Stockholders' Agreement dated September 27, 1996 between the Company and certain stockholders (the "Stockholders' Agreement"). As a result of the Stock Purchase and Exchange Agreement dated February 14, 2001 by and among the Company, Minorplanet Systems PLC, and Mackay Shields LLC consummated on June 21, 2001, the Stockholders' Agreement was terminated and such control provisions were eliminated; thereafter, SBC Wireless LLC was no longer a related party. Certain affiliates of SBC Wireless LLC, which is wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases wireless and long distance airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the six months ended June 30, 2001 are summarized below (in thousands).

            Six months ended June 30,                  2001
                                                   -----------
                          Revenues                 $    15,331



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

         On March 15, 2002, the Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (see Note 4).

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating expenses are allocated to each segment based on management's estimate of the utilization of resources by each segment. The following table sets forth segment financial information (in thousands).

                                                                   Three Months Ended June 30, 2002
                                                            NSC Systems            VMI          Consolidated
                                                            ------------      ------------      ------------
Revenues                                                    $     15,070      $        551      $     15,621
Operating income (loss)                                            3,609            (6,707)           (3,098)
Interest expense                                                     197               332               529
Interest income                                                      247                48               295
Depreciation and amortization                                        566               929             1,495
Net income (loss)                                                  3,476            (6,991)           (3,515)
Total assets                                                      44,562            43,128            87,690
Capital expenditures                                                  61               147               208



                                                                   Three Months Ended June 30, 2001
                                                            NSC Systems            VMI          Consolidated
                                                            ------------      ------------      ------------
Revenues                                                    $     17,212      $         --      $     17,212
Operating loss                                                    (5,874)               --            (5,874)
Interest expense                                                   2,950                --             2,950
Interest income                                                      125                --               125
Depreciation and amortization                                      1,819                --             1,819
Extraordinary item, net                                           59,461                --            59,461
Net income                                                        50,762                --            50,762
Total assets                                                      62,816            38,862           101,678
Capital expenditures                                                 372                --               372
Other significant non-cash items:
  Fair Value of License Rights acquired in exchange
    for 28,000,000 shares of common stock                             --            38,000            38,000
  Principal amount of Senior Notes exchanged for
    12,670,497 shares of common stock                             80,022                --            80,022

                                                                         Six Months Ended June 30, 2002
                                                                 NSC Systems            VMI          Consolidated
                                                                 ------------      ------------      ------------
Revenues                                                         $     29,924      $        679      $     30,603
Operating income (loss)                                                 5,660           (12,749)           (7,089)
Interest expense                                                          483               575             1,058
Interest income                                                           298                92               390
Depreciation and amortization                                           1,485             1,839             3,324
Net income (loss)                                                       5,292           (13,232)           (7,940)
Total assets                                                           44,562            43,128            87,690
Capital expenditures                                                      143               427               570
Other significant non-cash items:
   Note receivable received as proceeds from sale of
     assets and service contract                                       12,000                --            12,000
   Receivable held in escrow received as proceeds from
     sale of assets and service contract                                1,000                --             1,000
   Purchase of assets through capital leases                              224                --               224




                                                                         Six Months Ended June 30, 2001
                                                                 NSC Systems            VMI          Consolidated
                                                                 ------------      ------------      ------------
Revenues                                                         $     39,648      $         --      $     39,648
Operating loss                                                         (8,297)               --            (8,297)
Interest expense                                                        6,292                --             6,292
Interest income                                                           308                --               308
Depreciation and amortization                                           3,404                --             3,404
Extraordinary item, net                                                59,461                --            59,461
Net income                                                             45,180                --            45,180
Total assets                                                           62,816            38,862           101,678
Capital expenditures                                                    1,100                --             1,100
Other significant non-cash items:
  Fair Value of License Rights acquired in exchange for
    28,000,000 shares of common stock                                      --            38,000            38,000
  Principal amount of Senior Notes exchanged for
    12,670,497 shares of common stock                                  80,022                --            80,022


10. ACCELERATED VESTING OF STOCK OPTIONS

         Effective March 15, 2002, two of the Company's executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002 (see Note 4). As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in the recording of $0.5 million in compensation expense which is reflected in the Company's financial statements.

11. CHANGE IN FISCAL YEAR END

         On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31st.

12. SUBSEQUENT EVENT

         On July 22, 2002, after approval from its majority shareholder, Minorplanet Systems PLC, the Company's name was changed from @Track Communications Inc. to Minorplanet Systems USA, Inc.

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

         On March 15, 2002, MNPL completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to MNPL's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between MNPL and Aether. Under the terms of the Asset Purchase Agreement, MNPL sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, MNPL and Aether agreed to form a strategic relationship with respect to MNPL's long-haul customer products, pursuant to which MNPL will assign to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (HM5000) customer base. Aether, in turn, has agreed to reimburse MNPL for the network and airtime service costs related to providing the HM5000 service. Hereinafter, HM5000 units for which the Company provides network services are referred to as network services subscribers.

RESULTS OF OPERATIONS - CONSOLIDATED

         Three and Six Months Ended June 30, 2002, Compared to Three and Six Months Ended June 30, 2001

         Total revenues for the three and six months ended June 30, 2002 were $15.6 and $30.6 million compared to $17.2 million and $39.6 million during the three and six months ended June 30, 2001. Product revenues, including ratable product revenue, for the same periods decreased to $4.2 million and $8.0 million during 2002 from $4.8 million and $14.9 million during 2001. The decrease in product revenue was primarily due to a reduction in sales related to the Service Vehicle Contract. Service revenues for the three and six months ended June 30, 2002 were $11.4 and $22.6 million compared to $12.4 and $24.7 million for the same periods during 2001. The decrease in service revenues is primarily attributable to a lower average revenue per unit. Although the total installed base, including network subscribers, increased from 68,211 at June 30, 2001 to 69,241 at June 30, 2002, the proportion of service vehicles relative to long-haul trucking has increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

         Total gross profit for the three and six months ended June 30, 2002 was 39% and 41% compared to 26% and 31% for the same periods during 2001. During the first quarter of 2001, the Company received significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. During the second quarter of 2001, the Company reached an agreement in principle to settle the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. As a result of this agreement in principle, the Company recorded a provision of $2.1 million as its estimate of the cost to be incurred to settle this litigation. Excluding the $2.1 million provision for legal settlement and the $0.6 million inventory write-down, total gross profit for the three and six months ended June 30, 2001 would have been 42% and 37% respectively; the effective increase in total gross profit margin during the six months ended June 30, 2002 is primarily attributable to improved service and repair margins under the Service Vehicle Contract as well as rate reductions obtained from telecommunications providers.

         Operating expenses for the three and six months ended June 30, 2002 were $9.2 million and $19.7 million compared to $10.3 million and $20.4 million during 2001. Sales and marketing costs for the six months ending June 30, 2002 increased to $6.3 million from $2.1 million during the six months ended June 30, 2001. This increase is primarily due to expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of three VMI sales and operations offices in Dallas, Texas, Houston, Texas and Atlanta, Georgia. Expenditures of approximately $0.6 million were also incurred for contracted sales, training and operational support services associated with the VMI product launch during the first quarter of 2002. The increase in sales and marketing costs during 2002 was offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the sale to Aether of certain assets and license rights to the Company's long haul trucking and asset tracking businesses.

         Operating losses improved to $3.1 million during the three months ended June 30, 2002 from $5.9 million during the three months ending June 30, 2001. The improved operating loss was primarily due to the $2.1 million legal settlement provision recorded in 2001 and lower operating costs during 2002 associated with the personnel reductions discussed above. For the six months ending June 30, 2002, the Company's operating loss was $7.1 million compared to $8.3 million during the same period in 2001. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Product shipments under that contract are expected to be significantly lower during 2002. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

RESULTS OF OPERATIONS - VMI

         Three and Six Months Ended June 30, 2002

         The Company began marketing the VMI product in the Dallas market during the third quarter of 2001, the Houston market during the fourth quarter of 2001, and the Atlanta market beginning in the first quarter of 2002. A total of 1,505 and 2,430 units were sold during the three and six months ending June 30, 2002 respectively. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and recognized over the greater of the contract life or the life of the estimated customer relationship. Therefore, VMI revenues and gross profit did not contribute significantly to the Company's total revenue and gross profit during 2002. Total VMI revenues during the three and six months ending June 30, 2002 were $0.6 million and $0.7 million. The Company has recorded $4.0 million in deferred product revenue associated with VMI sales reflected on the Company's balance sheet as of June 30, 2002.

         VMI operating losses for the three and six month periods ending June 30, 2002 were $6.7 million and $12.7 million respectively as the Company began dedicating most of its sales and marketing resources and many of its operational resources to the launching of the VMI product in several US markets including Dallas, Houston, and Atlanta. Total sales and marketing personnel increased significantly during 2002 including the hiring of VMI sales personnel in the Dallas, Houston and Atlanta offices as well as the hiring of Dallas-based telesales personnel. As mentioned above, significant expenditures were also incurred to open the new Houston and Atlanta offices as well as for contracted sales, training and operational services associated with the VMI product launch. Also, included in the 2002 operating losses is approximately $1.3 million in amortization of the VMI license rights and $0.5 million in costs associated with research and development of future products covered by the license rights.

RESULTS OF OPERATIONS - NSC SYSTEMS

         Three and Six Months Ended June 30, 2002, Compared to Three and Six Months Ended June 30, 2001

         NSC Systems revenues for the three and six months ended June 30, 2002 were $15.1 million and $29.9 million compared to $17.2 million and $39.6 million during the three and six months ending June 30, 2001. Product revenues, including ratable product revenue, for the same periods decreased to $3.7 million and $7.5 million during 2002 from $4.8 million and $14.9 million during 2001. The decrease in product revenue was primarily due to a reduction in sales related to the Service Vehicle Contract. Service revenues for the three and six months ended June 30, 2002 were $11.3 and $22.5 million compared to $12.4 and $24.7 million for the same periods during 2001. The decrease in service revenue is primarily attributable to a lower average revenue per unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

         Total gross profit improved to 40% and 43% for the three and six months ended June 30, 2002 in comparison to 26% and 31% for the same periods during 2001. Excluding the $2.1 million provision for legal settlement and the $0.6 million inventory write-down discussed above, total gross profit for the three and six months ended June 30, 2001 would have been 42% and 37% respectively. The effective increase in total gross profit margin during the six months ended June 30, 2002 is primarily attributable to improved service and repair margins under the Service Vehicle Contract as well as rate reductions obtained from telecommunications providers.

         During the three and six months ending June 30, 2002, NSC Systems operating expenses were $1.9 million and $5.6 million respectively in comparison to $10.3 million and $20.4 million during 2001. Operating expenses have decreased 73% during 2002 as the Company has re-directed most of its sales and marketing resources and many of its operational resources from the NSC Systems segment to the new VMI segment to focus on the VMI product launch. Also, contributing to the reduction in NSC Systems operating costs were personnel reductions associated with the sale of assets to Aether during the first quarter of 2002 and the cancellation of various technology initiatives during 2001. In addition, effective March 15, 2002, Aether began reimbursing the Company for the operating costs associated with providing HM5000 service.

         Operating income for the three and six months ended June 30, 2002 was $3.6 million and $5.7 million compared to an operating loss of $5.9 million and $8.3 million during 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $16.0 million in cash and short-term investments at June 30, 2002 compared to $14.9 million at December 31, 2001. The Sale transaction between the Company and Aether, for the sale of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, will result in total cash proceeds of $15 million of which $10 million was received by the Company during the six months ended June 30, 2002. An additional $4 million was received during July of 2002 and the remaining $1 million should be released from escrow over the next fiscal year provided certain conditions are met by the Company.

         Total net use of cash associated with operating activities during the six months ended June 30, 2002 was $8.7 million including a $1.0 million semi-annual interest payment due on the Senior Notes, a $1.0 million payment for research and development to Minorplanet Limited, a related party and operating subsidiary of Minorplanet Systems PLC, and expenditures related to the VMI product launch. Cash used in investing activities during the six months ended June 30, 2002 included $0.7 million in purchases of short-term investments and $0.6 million in expenditures related to additions of network equipment, software, and other equipment.

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 18 months. The critical success factor to achieving the Company's operating goals is meeting the anticipated sales goals pertaining to the recently acquired VMI technology.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's 13-3/4% Senior Notes due 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

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

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

                  The Company's 2002 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 21, 2002. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) approved the amendment to the Company's Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan to 7,208,000 shares.

                  The Company had 48,314,681 shares of Common Stock outstanding as of April 12, 2002, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 33,063,456 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual
         Meeting:

         Proposal 1:     Election of Directors

         Shares Voting Shares
         Director                                           In Favor          Withheld
         --------------------                               ----------        -------
         Jana A. Bell                                       32,907,846        155,610
         Gerry C. Quinn                                     32,907,826        155,630
         John T. Stupka                                     32,907,826        155,630
         Robert D. Kelly MA FCA                             32,904,426        159,030
         Michael D. Beverley DL, DA, SCA, SRSA              32,904,271        159,185
         Michael D. Abrahams, CBE DL                        32,904,271        159,185
         Sir James Douglas Spooner, MA, FCA                 32,904,271        159,185
         Sir Martin W. Jacomb                               32,904,271        159,185


         Proposal 2: The amendment to the Company's Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan.

                         Votes in favor: 32,860,385
                         Votes against:     198,671
                         Abstentions:         4,400

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits - See the Index to Exhibits.

                  (b) Reports on Form 8-K -

                  On May 29, 2002, the Company filed a current report on Form 8-K-A reporting under Item 2 certain pro-forma financial information regarding the Company's disposition of certain assets on March 15, 2002 pursuant to that certain Asset Purchase Agreement with Aether Systems, Inc.

                  On June 5, 2002, the Company filed a current report on Form 8-K reporting under Item 8 the Company's change in fiscal year to August 31.

                  On August 6, 2002, the Company filed a current report on Form 8-K reporting under Item 4 the resignation of its independent auditors Arthur Andersen LLP and the Company's discussions with Deloitte Touche LLP to engage Deloitte Touche LLP as its new independent auditors.

                  On August 14, 2002, the Company filed a current report on Form 8-K reporting under Item 4 the appointment and engagement of Deloitte Touche LLP as the Company's independent auditors for 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MINORPLANET SYSTEMS USA, INC.

Date: August 14, 2002


                              By: /s/ Jana Ahlfinger Bell
                                  --------------------------------
                                  Jana Ahlfinger Bell
                                  President and Chief Executive Officer




                              By: /s/ W. Michael Smith
                                  --------------------------------
                                  W. Michael Smith
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)

                                INDEX TO EXHIBITS

                  EXHIBIT
                  NUMBER                                                        TITLE
                  ------                                                        -----
                     2.1      -  Stock  Purchase  and Exchange  Agreement by and between the Company,  Minorplanet
                                 Systems PLC and Mackay Shields LLC, dated February 14, 2001. (21)

                     2.2      -  Asset  Purchase  Agreement  by and between the Company and Aether  Systems,  Inc.
                                 dated March 15, 2002. (22)

                     3.1      -  Restated Certificate of Incorporation of the Company, as amended. (29)

                     3.2      -  Second Amended and Restated By-Laws of the Company.(20)

                     4.1      -  Specimen  of  certificate  representing  Common  Stock,  $.01 par  value,  of the
                                 Company.(1)

                     4.2      -  Indenture  dated  September  23,  1997 by and  among the  Company,  HighwayMaster
                                 Corporation and Texas Commerce Bank, National Association (the "Indenture").(8)

                     4.3      -  First Supplemental Indenture, dated June 20, 2001, to the Indenture. (28)

                     4.4      -  Pledge  Agreement  dated  September  23, 1997,  by and among the  Company,  Bear,
                                 Stearns & Co. Inc. and Smith Barney Inc.(8)

                     4.5      -  Registration  Rights  Agreement  dated  September  23,  1997,  by and  among  the
                                 Company,  HighwayMaster  Corporation,  Bear,  Stearns & Co. Inc. and Smith Barney
                                 Inc.(8)

                     4.6      -  Warrant  Registration Rights Agreement dated September 23, 1997, by and among the
                                 Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc. (8)

                     10.1     -  Registration  Rights  Agreement by and between the Company,  Minorplanet  Systems
                                 PLC and Mackay Shields LLC, dated as of June 21, 2001. (23)

                     10.2     -  Exclusive License and Distribution  Agreement by and between Minorplanet Limited,
                                 (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (20)

                     10.3        Amended and Restated  1994 Stock Option Plan of the  Company,  dated  February 4,
                                 1994. (1) (4) (5)

                     10.4     -  Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan . (24)

                     10.5     -  Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan. (25)

                     10.6     -  Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan.(29)

                     10.7     -  Stock Option Agreement,  dated June 22, 1998, by and between the Company and John
                                 Stupka.  (10)

                     10.8     -  Product  Development  Agreement,  dated December 21, 1995, between  HighwayMaster
                                 Corporation and IEX Corporation.(2)(3)

                     10.9     -  Software  Transfer  Agreement,   dated  April  25,  1997,  between  HighwayMaster
                                 Corporation and Burlington Motor Carriers, Inc.(6)(7)

                    10.10     -  Lease  Agreement,  dated March 20, 1998,  between  HighwayMaster  Corporation and
                                 Cardinal Collins Tech Center, Inc.(9)

                    10.11     -  September  18, 1998 Amended and Restated  Stock Option  Agreement of May 29, 1998
                                 by and between the Company and Jana Ahlfinger Bell.  (10)

                    10.12     -  Stock Option  Agreement,  dated  August 12, 1998,  by and between the Company and
                                 Jana Ahlfinger Bell.  (10)

                    10.13     -  Stock Option Agreement,  dated September 18, 1998, by and between the Company and
                                 Jana Ahlfinger Bell.  (10)

                    10.14     -  September  18, 1998  Amended and  Restated  Stock  Option  Agreement of April 25,
                                 1997, by and  between the Company and Robert LaMere.  (10)

                    10.15     -  September 18, 1998 Amended and Restated  Stock Option  Agreement of June 3, 1998,
                                 by and between the Company and Todd A. Felker. (10)

                    10.16     -  Stock Option  Agreement  dated  November 24, 1998, by and between the Company and
                                 Michael Smith.  (10)

                  EXHIBIT
                  NUMBER                                                        TITLE
                  ------                                                        -----
                    10.17     -  Agreement No. 980427 between  Southwestern Bell Telephone Company,  Pacific Bell,
                                 Nevada  Bell,  Southern  New  England  Telephone  and  HighwayMaster  Corporation
                                 executed on January 13, 1999. (11)(12)

                    10.18     -  Administrative  Carrier Agreement entered into between HighwayMaster  Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999. (11)(12)

                    10.19     -  Addendum  to  Agreement  entered  into  between  HighwayMaster   Corporation  and
                                 International Telecommunications Data Systems, Inc. on February 4, 1999. (11)(12)

                    10.20     -  Second Addendum to Agreement entered into between  HighwayMaster  Corporation and
                                 International   Telecommunications  Data  Systems,  Inc.  on  February  4,  1999.
                                 (11)(12)

                    10.21     -  Stock Option  Agreement  dated June 24,  1999,  by and between the Company and J.
                                 Raymond Bilbao. (13)

                    10.22     -  Stock  Option  Agreement  dated June 24,  1999,  by and  between  the Company and
                                 Marshall Lamm. (13)

                    10.23     -  Fleet-on-Track  Services  Agreement  entered into between GTE  Telecommunications
                                 Services Incorporated and HighwayMaster Corporation on May 3, 1999. (13)(14)

                    10.24     -  Stock Option  Agreement  dated  September 3, 1999, by and between the Company and
                                 J. Raymond Bilbao. (15)

                    10.25     -  Stock Option  Agreement  dated  September 3, 1999, by and between the Company and
                                 Todd Felker. (15)

                    10.26     -  Stock Option  Agreement  dated  September 3, 1999, by and between the Company and
                                 C. Marshall Lamm. (15)

                    10.27     -  Stock Option  Agreement  dated  September 3, 1999, by and between the Company and
                                 W. Michael Smith. (15)

                    10.28     -  Stock Option  Agreement  dated  September 3, 1999, by and between the Company and
                                 Robert W. LaMere. (15)

                    10.29     -  Limited  Liability  Company  Agreement of HighwayMaster  of Canada,  LLC executed
                                 March 3, 2000. (16)

                    10.30     -  Monitoring  Services Agreement dated May 25, 2000, by and between the Company and
                                 Criticom International Corporation. (17) (18)

                    10.31     -  Commercial  Lease  Agreement  dated April 26, 2000 by and between the Company and
                                 10th Street Business Park, Ltd. (18)

                    10.32     -  Stock Option  Agreement  dated July 18, 2001, by and between the Company and Jana
                                 A. Bell (19)

                    10.33     -  Stock Option  Agreement  dated June 21, 2001, by and between the Company and Jana
                                 A. Bell (19)

                    10.34     -  Stock Option  Agreement  dated July 18,  2001,  by and between the Company and J.
                                 Raymond Bilbao (19)

                    10.35     -  Stock Option  Agreement  dated June 21,  2001,  by and between the Company and J.
                                 Raymond Bilbao (19)

                    10.36     -  Stock Option  Agreement  dated July 18, 2001, by and between the Company and Todd
                                 A. Felker (19)

                    10.37     -  Stock Option  Agreement  dated June 21, 2001, by and between the Company and Todd
                                 A. Felker (19)

                    10.38     -  Stock  Option  Agreement  dated July 18,  2001,  by and  between  the Company and
                                 Robert W. LaMere (19)

                    10.39     -  Stock  Option  Agreement  dated June 21,  2001,  by and  between  the Company and
                                 Robert W. LaMere (19)

                    10.40     -  Stock  Option  Agreement  dated July 18,  2001,  by and  between  the Company and
                                 Marshall Lamm (19)

                    10.41     -  Stock  Option  Agreement  dated June 21,  2001,  by and  between  the Company and
                                 Marshall Lamm (19)

                    10.42     -  Stock Option  Agreement  dated July 18,  2001,  by and between the Company and W.
                                 Michael Smith (19)

                  EXHIBIT
                  NUMBER                                                        TITLE
                  ------                                                        -----
                    10.43     -  Stock Option  Agreement  dated June 21,  2001,  by and between the Company and W.
                                 Michael Smith (19)

                    10.44     -  Employment  Agreement,  dated June 21, 2001, between Jana A. Bell and the Company
                                 (20)

                    10.45     -  Employment  Agreement,  dated June 21, 2001,  between J.  Raymond  Bilbao and the
                                 Company (20)

                    10.46     -  Employment  Agreement,  dated June 21,  2001,  between W.  Michael  Smith and the
                                 Company (20)

                    10.47     -  Employment  Agreement,  dated  June 21,  2001,  between  Todd A.  Felker  and the
                                 Company (20)

                    10.48     -  Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC
                                 Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell
                                 Telephone, L.P. and the Company (27) (28)

                     11.0     -  Statement Regarding Computation of Per Share Earnings (29)

                     99.0     -  Receipt of representation from Arthur Andersen, LLP (26)

                     99.1     -  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002, by Jana Ahlfinger Bell,  President
                                 and Chief Executive Officer (29)

                     99.2     -  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the  Sarbanes-Oxley  Act of 2002, by W. Michael  Smith,  Executive
                                 Vice President and Chief Financial Officer (29)

----------


(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

(2) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(5) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(6) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(7) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(8) Filed in connection with the Company's Registration Statement on Form S-4, as amended (No. 333-38361).

(9) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

(10) Filed in connection with the Company's Form 10-K fiscal year ended December 31, 1998.

(11) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(12) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(13) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(14) Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(15) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(16) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(17) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(18) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(19) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(20) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on June 29, 2001.

(21)   Filed as Appendix A to the Company's Definitive Proxy Statement on
       Schedule 14A filed with the SEC on May 11, 2001.

(22) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Current Report on Form 8-K filed with the SEC on March 27, 2002.

(23) Filed in connection with the Company's Form S-3 Registration Statement filed with the SEC on October 10, 2001 (File No. 333-71340).

(24) Incorporated by reference to Exhibit A to the proxy statement contained in the Company's Definitive Schedule 14A with the SEC on April 25, 2000.

(25) Incorporated by reference to Exhibit F to the proxy statement contained in the Company's Definitive Schedule 14A filed with the SEC on May 11, 2001.

(26) Filed in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(27) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ending March 31, 2002.

(28) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2002.

(29)   Filed herewith.