Form 10-KT
period 2002-08-31
MINORPLANET SYSTEMS USA
filed 2002-11-27
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        FOR THE TRANSITION PERIOD FROM JANUARY 1, 2002 TO AUGUST 31, 2002

                         COMMISSION FILE NUMBER 0-26140

                          MINORPLANET SYSTEMS USA, INC.
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         YES     NO  X
             ---    ---

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of November 22, 2002 was $3,905,069.*

The number of shares outstanding of Registrant's Common Stock was 48,349,161 as of November 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2002 (the "Proxy Statement") are incorporated by reference into Part III of the Form 10-K.

----------

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 22, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                          Minorplanet Systems USA, Inc.

                                    FORM 10-K
           For the Eight Month Transition Period Ended August 31, 2002

                                      INDEX

                                                                           Page
                                                                           ----

PART I
     ITEM 1.  BUSINESS....................................................... 1
     ITEM 2.  PROPERTIES.....................................................18
     ITEM 3.  LEGAL PROCEEDINGS..............................................18
     ITEM 4.  SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS.............18

PART II
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................19
     ITEM 6.  SELECTED FINANCIAL DATA........................................20
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................22
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....31
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................31
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................31

PART III
     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............31
     ITEM 11. EXECUTIVE COMPENSATION.........................................31
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................32
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................32
     ITEM 14. CONTROLS AND PROCEDURES........................................32


PART IV
     ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K....................................................33

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Transition Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.

HISTORICAL BACKGROUND

         Minorplanet Systems USA, Inc., a Delaware Corporation (the "Company"), develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. The Company markets and sells the Vehicle Management Information(TM) ("VMI") product, licensed from Minorplanet Limited, in the automatic vehicle location ("AVL") market in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.

         The initial application for the Company's wireless enhanced services, the Series 5000, was developed for, and sold to, companies that operate in the long-haul trucking market. The Company provides mobile communications services to the long-haul trucking market through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and cellular carriers. The Company's communications network covers 98% of the available cellular service areas in the United States and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. See "Infrastructure and Operations - Wireless Infrastructure" on page 7 for a more detailed description of A-side coverage. Call processing and related functions for the Company's network are provided through the Company's Network Services Center (the "NSC"). The Company holds 41 United States and 13 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

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

         On June 5, 2001, the Company effected a 1-for-5 reverse stock split that was approved by the stockholders at the annual meeting.

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock (post reverse stock split) in a change of control transaction to Minorplanet UK, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiaries, Minorplanet Limited and its wholly-owned subsidiary, Mislex(302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's vehicle management information technology in the United States, Canada and Mexico (the "License Rights"). Minorplanet UK now beneficially owns approximately

62% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company.

         On March 15, 2002, the Company completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("Series 5000") customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The two companies have also agreed to work jointly in the adaptation of the Minorplanet Vehicle Management Information technology (VMI(TM)) ("VMI") technology for the potential distribution of VMI(TM) by Aether to the long-haul-trucking market.

         As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million remains held in escrow as of August 31, 2002 to be released to the Company during the next fiscal year provided certain conditions are met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms length negotiation between the Company and Aether. Aether later irrevocably agreed to pay cash in lieu of preferred stock for each of the three $4 million installments. As of August 31, 2002, all three $4 million cash installments had been received by the Company from Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 4 to the Consolidated Financial Statements attached hereto.

         Effective July 22, 2002, the Company amended its Certificate of Incorporation to change its corporate name to Minorplanet Systems USA, Inc.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into two major operating categories: Minorplanet Vehicle Management Information (VMI(TM)) and NSC Systems. NSC Systems includes three separate product and service categories: truck fleet mobile communications, SBC service vehicles and mobile asset tracking. The Company began marketing the VMI product during the third quarter of 2001. Approximately 97% and 3% of the Company's total revenues were derived from the NSC Systems and VMI operating segments, respectively, during the eight months ended August 31, 2002.

MINORPLANET VEHICLE MANAGEMENT INFORMATION (VMI(TM))

         On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico.

         VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

NSC SYSTEMS

Truck Fleet Mobile Communications

         The initial application for the Company's wireless enhanced services network, the Series 5000, was developed for and, prior to the Sale to Aether on March 15, 2002, was marketed and sold to companies that operate mobile fleets in the long-haul trucking market. The Company provides long-haul trucking customers with a total communications solution Series 5000 that combines voice and data communications services with satellite-based GPS location technology. The Company also provides engine monitoring, scanning, mapping and dispatch management applications. The Series 5000 solutions enable trucking companies of all sizes to maximize their efficiency as they manage trucks that are often dispersed across the country.

         The Series 5000 mobile communications and information system is fully integrated with the AS/400, UNIX, and Windows(R) fleet management software solutions from 18 key industry suppliers. Integration partners include Creative Systems, Innovative Transportation Systems (ITS), Maddocks Systems' TruckMate(R) for Windows, ProMiles, TMW Truck Systems and Tom McLeod LoadMaster(TM) Software. Full system integration provides an end-to-end mobile communications and information system solution by combining the on-road communications, data collection and tracking capabilities of the Series 5000 with vendor dispatch software, enabling fleet operators to improve customer service, manage their dispatch operations more effectively and, ultimately, increase revenue miles per truck.

         Prior to the Sale to Aether, the Company also maintained value-added assembly line installation programs with seven major heavy truck original equipment manufacturers for the Series 5000 mobile communications and information system. Prewire programs, designed to preinstall system cabling and mounting brackets at the factory, existed with Freightliner, International, Kenworth, Mack, Peterbilt, Sterling and Volvo. Full system installations were also available through Freightliner, Mack and Sterling. Each of these programs enabled fleets to reduce their "new vehicle receipt -to- new vehicle revenue generation" cycle times by reducing new vehicle 'make-ready' times.

         In addition to the hardware device and network connectivity, the Company also operates a national network of service and repair centers. The corporate office in Richardson, Texas also houses representatives providing Level I and II technical support to its customers.

         As discussed on page 2, the Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses on March 15, 2002. Under the terms of the March 15, 2002 Sale, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. See the Form 8-K filed by the Company on March 27, 2002 for more information on the Sale which is incorporated by reference herein and Note 4 to the Consolidated Financial Statements attached hereto.

SBC Service Vehicles

         The Company's initial product application was modified to assist the member companies of SBC Communications, Inc. (the "SBC Companies") in maximizing the productivity of their service vehicle fleets. The units installed are Series 5005S Mobile Units and are based on the Series 5000 platform with customized proprietary hardware and software, which uses the Company's NSC for data transmission. Integral to this development effort was the ability to interface with the GSM/digital network.

         In addition to fleet monitoring and voice and data communications capabilities, the Series 5005S mobile units feature alarm-monitoring functionality. This product feature provides the driver the ability to summon emergency assistance by pressing a panic alarm button on a key fob when away from, but in close proximity to, the service vehicle. The panic alarm signal is intelligently routed to a third party alarm-monitoring center under contract with the Company that confirms the validity of the alarm with the technician and then summons the appropriate safety agency. The GPS data is also transmitted to the monitoring center to pinpoint the location of the vehicle for the most efficient dispatch of the safety personnel.

         As of August 31, 2002, the SBC Companies have purchased and installed approximately 40,000 Series 5005S mobile units. However, new shipments of the Series 5005S mobile units are expected to be minimal during the Company's next fiscal year. The Series 5005S mobile units were not part of the March 15, 2002 Sale.

Mobile Asset Tracking - TrackWare(R) & 20/20V(TM)

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

         The Company believes that TrackWare offers the dry-van trailer market a cost effective, reliable way to track a fleet of trailers that may be in various locations all over the country and that trucking companies now have a powerful tool available to them that should increase the utilization of their trailers, resulting in lower trailer operation and management expenses and higher trailer revenue miles. A dry-van trailer is a transportation industry term referring to a type of trailer pulled by Class 8 over-the-road tractors (commonly referred to as 18-Wheelers) in which only dry goods are transported as opposed to perishable goods which require refrigeration.

         In March of 2001, the Company announced the launch of 20/20V, a low cost tracking solution designed for small fleets in the transportation marketplace. 20/20V uses the Cellemetry data network to communicate location information at predetermined intervals. Users of the 20/20V application may access location based information via the Internet.

         The March 15, 2002 Sale of certain assets included assets related to the 20/20V and TrackWare product lines. Accordingly, the Company will no longer distribute and sell these product lines as part of its business. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 4 to the Consolidated Financial Statements attached hereto for more information on this transaction.

COMPETITION

MINORPLANET VEHICLE MANAGEMENT INFORMATION (VMI(TM))

The Company believes that its primary competitors in the automatic vehicle location market include:

o TELETRAC - Teletrac is currently managing the transition of customers from their private radio network to their AT&T Wireless' proprietary Cellular Digital Packet Data ("CDPD") network-based product. Teletrac's operating results are now being consolidated into Trafficmaster's operating results. The Company believes that Teletrac, the United States arm of Trafficmaster, currently has approximately 60,000 units in service.

o @ROAD - @Road currently sells an Internet-based solution using either AT&T Wireless' proprietary CDPD network or the Nextel network. The Company believes that @Road currently has approximately 70,000 units in service.

o OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence, including FleetBoss and Discreet Wireless.

         A third party study of the service vehicle market conducted by the Strategis Group noted that this market consists of over 21 million vehicles and is currently less than 5% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 21 million vehicles, Teletrac, @Road, and the Company would each have less than one-half of one percent of the market share.

NSC SYSTEMS

Truck mobile communications

         Qualcomm, Inc. ranks number one in the truck mobile communications market with substantially greater than 50% of the market share. Prior to the Sale to Aether, the Company believed that the Company and Aether ranked second and third in the marketplace with a market share of approximately 8% and 5%, respectively. Both Qualcomm and Aether have significantly greater financial and other resources than the Company.

o QUALCOMM - As Qualcomm launched its mobile communications product several years before the Company, Qualcomm was able to capture the number one position in the marketplace. Qualcomm continues to aggressively target and market to the transportation marketplace.

o AETHER - Motient has been in the marketplace for several years using satellite and Ardis networks as a foundation for its products. Motient's MobileMax and Mobile Messaging Service were sold to Aether Systems in 2000. Aether is aggressively developing and implementing wireless solutions targeting the transportation and logistics industries. As noted, on March 15, 2002, Aether also purchased certain assets from the Company relating to the Company's long haul trucking and asset tracking business.

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

SBC Service Vehicles

         The Company believes that it currently possesses the largest single customer in the service vehicle category with the SBC Companies. At August 31, 2002, the Company had approximately 37,500 units in service with the SBC Companies. The initial three-year term of the service contract with the SBC Companies expired on December 31, 2001. The Company subsequently renewed its service contract with the SBC Companies for a one-year term which will expire on January 30, 2003. The renewed service contract provides for a one-year extension beyond the initial term at the option of the SBC Companies.

The Company believes that its primary competitors in the service vehicle market include:

o TELETRAC - Teletrac is currently managing the transition of customers from their private radio network to their AT&T Wireless' proprietary CDPD network-based product. Teletrac's operating results are now being consolidated into Trafficmaster's operating results. The Company believes that Teletrac, the United States arm of Trafficmaster, currently has approximately 60,000 units in service.

o @ROAD - @Road currently sells an Internet-based solution using either AT&T Wireless' proprietary CDPD network or the Nextel network. The Company believes that @Road currently has approximately 70,000 units in service.

o OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence, including FleetBoss and Discreet Wireless.

         A third party study of the service vehicle market conducted by the Strategis Group noted that this market consists of over 21 million vehicles and is currently less than 5% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 21 million vehicles, Teletrac, @Road, and the Company would each have less than one-half of one percent of the market share.

Mobile Asset Tracking

     Prior to the Sale to Aether, the Company believed that its primary competitors in this market included:

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

EMPLOYEES

         At August 31, 2002, the Company had 333 employees. The Company's employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

         Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company's strategy is to select and use wireless networks that provide the "best fit" for each product and application or specific customer need.

         The March 15, 2002 Sale to Aether of certain assets and related license rights included the Company's Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The Sale did not include the Company's NSC.

         Series 5000 Mobile Units. These units use circuit-switched analog cellular technology for transmitting location, as well as other information, to the Company's NSC. The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

         Series 5005S Mobile Units. For service vehicles, as part of the Company's "best fit" strategy, these units also may be integrated with a GSM telephone utilizing the 1900 MHz frequency, where required. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

         VMI. The VMI technology uses a GSM digital network. Currently, there are three major carriers providing GSM coverage in the United States: T-Mobile, Cingular and AT&T Wireless, which all provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM coverage in the United States, including interoperability among the three carriers. The Company believes the coverage, bandwidth and price of the GSM network make it best suited for the VMI technology.

         TrackWare and 20/20V Product. The TrackWare Remote Unit and 20/20V unit use proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry LLC, and the Company's NSC which has been adapted to integrate with the Cellemetry network.

         Network Services Center. The Company's NSC provides switching services among each Series 5000 and 5005S Mobile Unit (hereinafter collectively referred to as "Mobile Unit" or "Mobile Units"), the nationwide network of cellular providers, the customer's dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through the Company's nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer's dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, and then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records.

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

         Navigation Technology. GPS technology allows customers to identify the location of any asset at any time via satellite. GPS is operated by the United States government and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. The Company believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as the Company's mobile communication units, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

         The Company believes that its use of government-operated GPS satellites differs substantially from competitors' use of satellites for two-way communications. GPS satellites send one-way signals to mobile receivers, allowing the Company's products to plot their geographical coordinates. GPS satellites are not capable of two-way communication, and no charges are assessed to users of the GPS services. For two-way mobile communications, the Company relies exclusively on terrestrial wireless systems. The Company's primary competitor in the NSC Systems segment utilizes leased or owned communication satellites for two-way data communications, incurring costs associated with ownership or leasing of satellite communication capacity.

         Wireless Infrastructure. The Federal Communications Commission ("FCC") has provided for a two-operator duopoly in each cellular market. Only two licenses were awarded to provide cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. The

Company's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the 1.9 megahertz ("PCS") spectrum. PCS is generally available in certain metropolitan markets and surrounding areas.

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

         TSI. TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide. It covers an initial term that began on May 3, 1999 and ends on April 15, 2004. Following the expiration of the initial term, either party to the agreement may terminate the agreement for convenience upon six months prior written notice. See the "Risk Factor" on page 13 relating to the TSI agreements.

         Tekelec. Tekelec, formerly IEX Corp., designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its NSC Systems customers. The Company currently has a three-year software maintenance and support agreement with Tekelec that expires on December 31, 2003. See the "Risk Factors" on page 12 relating to the NSC.

         Cingular Wireless LLC. On March 30, 1999, the Company and Southwestern Bell Mobile Systems Inc., now known as Cingular Wireless LLC ("Cingular"), executed an Administrative Carrier Agreement with an initial term of three years that automatically renews for five additional consecutive one-year terms under which Cingular provides to the Company clearinghouse services and cellular service. See the "Risk Factor" on page 13 regarding risks associated with this relationship. On July 8, 2002, the Company and Cingular executed an Authorized Agency Agreement and First Amendment thereto whereby the Company will act as an agent of Cingular to market and sell Cingular GSM data services to the Company's VMI system customers so that such customers will have a direct contractual relationship for the purchase of GSM data services from Cingular.

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

         Key Suppliers. The Company does not manufacture or assemble its products. The Company purchases its VMI products from manufacturers retained by Minorplanet UK as per the Exclusive Distribution and License Agreement entered into on June 21, 2001 with Minorplanet UK. The Company also subcontracts for the manufacture of its other products from various suppliers.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 41 United States patents and 13 foreign patents and has applied for additional United States and foreign patents. In general, the Company's existing patents cover the Company's innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of the Company's products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See the "Risk Factor" on page 16 relating to risks associated with the Company's intellectual property.

RESEARCH AND DEVELOPMENT

         The Company now relies on Minorplanet UK for research and development for new products and services. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company pays $1 million per year to Minorplanet UK for research and development. This charge is subject to review and increase annually. See the "Risk Factor" on page 14 regarding research and development reliance.

REGULATION

         The Company's products and services are subject to various regulations promulgated by the FCC that apply to the wireless communications industry generally. The Company's Mobile Units, DCU's, CCC's and its TrackWare(R) Units must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of the Mobile Units, DCU's, CCC's and the TrackWare(R) Units to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

         The FCC also controls several other aspects of the wireless industry that affect the Company's ability to provide services. The FCC controls the amount of radio spectrum available to cellular carriers, which could eventually limit growth in cellular carrier capacity.

         The FCC also regulates telecommunications service providers or common carriers, requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most state regulatory commissions regulate rate and entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. In general, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components, such as wireless or long distance services. The Company believes that the services it provides to its customers in connection with the Mobile Units, DCU's, CCC's and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users, which management believes should also serve to exempt the Company from FCC and state regulation.

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

RECAPITALIZATION TRANSACTION

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by the Purchase Agreement, the Company issued 30,000,000 shares of the its common stock (post reverse stock split) in a change of control transaction to Minorplanet UK, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's vehicle management information technology in the United States, Canada and Mexico. Minorplanet UK raised the $10,000,000 cash proceeds from a private placement of its shares in the United Kingdom. Minorplanet UK now beneficially owns approximately 62% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company.

         Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes"), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). The total principal amount of Senior Notes that remains outstanding is $14,333,000. The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

         Pursuant to the Purchase Agreement, the Company appointed two additional directors to the Company's board of directors that were designated by Minorplanet UK: Messrs. Robert Kelly and Andrew Tillman. Mr. Tillman was subsequently replaced with Michael Abrahams as one of the two Investor Designees. The Purchase Agreement provides that Minorplanet UK has the right to designate two of the seven directors in the future (the "Investor Directors"), and to maintain proportionate representation on the board of directors and its committees. However, given Minorplanet UK's current ownership, it has the right to elect all eight directors if it decides to do so in the future. In addition, the Purchase Agreement also provides that so long as Minorplanet UK has the right to designate Investor Directors (i.e., it owns at least 5% of the outstanding common stock of the Company), none of the following actions may be taken unless approved by all of the Investor Directors:

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

     o   the acquisition of another entity;

     o the entering into any agreement or contract which commits the Company to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

     o the amendment of the Company's Certificate of Incorporation or Bylaws that would adversely affect holders of the Company's common stock or Minorplanet UK's rights under the Purchase Agreement;

     o   the exiting of, or entering into a different line of business;

     o the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

     o   the placing of any lien on the Company's assets or properties; or

     o the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet UK.

RISK FACTORS

Forward-Looking Statements.

         This Transition Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. In some cases, you can identify these forward-looking statements by words such as, "anticipate," "believe," "estimate," "expect," "may," "could," "intend," "predict," "potential" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this risk factor section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

The Company has operated at a significant loss in recent periods and it is anticipated that such losses may continue in the near future.

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities was $10.2 million and $12.4 million for the eight months ended August 31, 2002 and the twelve months ended December 31, 2001 respectively. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         As of August 31, 2002, the Company had $18.1 million in cash and short-term investments representing an increase from December 31, 2001 of $3.2 million. This increase is primarily attributable to $14.2 million in cash received as consideration for the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses offset by net cash used in operating and other investing activities.

         As a result of the Recapitalization in June 2001, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80 million and its related annual cash outflow for interest service by $11 million. In addition, the Company believes the acquisition of the License Rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service (see Note 4 to the Consolidated Financial Statements attached hereto).

Critical success factors in Management's plans to achieve positive cash flow from operations include:

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 21 million vehicles. Currently, management believes this market is approximately 5 percent penetrated with asset tracking and vehicle information management solutions.

     o Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

     o Renewal of the contract with SBC. At August 31, 2002, the Company had approximately 37,500 units in service with the SBC Companies that accounted for approximately 55% of the Company's installed base, including network services subscribers. The current contract with the SBC Companies expires on January 30, 2003 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies.

     o Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. If cash generated from operations is not sufficient to meet its working capital requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available, which in this case, the Company may be required to reduce the scope of its operations which could negatively impact its financial condition and operating results.

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

         The Company operates and maintains the NSC that was previously operated and maintained by Tekelec. The Company has limited experience maintaining and supporting the NSC and its software and hardware systems. The Company currently has limited internal abilities to provide software maintenance and support for the NSC and must rely primarily on the third party services provided by Tekelec pursuant to a three-year term software maintenance and support agreement entered into by the Company with Tekelec on December 28, 2000. If the Company is unable to renew the software maintenance and support agreement with Tekelec, and any significant performance or other operational problems occur with the NSC, the Company may be unable to resolve such issues and such failure may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business - Strategic Service Alliances of the Company."

If the Company's sole provider of alarm-monitoring services for SBC becomes unable to provide such services in support of the Series 5005S units in service with SBC, the Company's costs to obtain this service could increase, or the Company may be forced to expend funds to develop this service itself.

         The Company relies on CIC as its sole provide of certain alarm monitoring services to the SBC Companies as required by the SBC Contract. The contract has an initial term of three years and automatically renews for successive two-year terms unless terminated by either party on 120 days notice. While the Company has no reason to believe that this contract will not be renewed by CIC, it is possible that CIC could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew its Monitoring Services Agreement with CIC or renew it with rates similar to the current rates paid by the Company under the contract, the Company may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company has limited resources, it may be unable to develop its own monitoring services center. This could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on wireless service agreements to deliver its vehicle tracking services that have fairly short terms, and the failure by the Company to renew or replace these agreements as they expire could increase the cost to the Company of delivering its services.

         The Company utilizes the existing wireless telephone infrastructure, with certain enhancements, as the wireless segment of the Company's network. In most cases, current terms of contracts between the Company and each of its wireless carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 30 days notice prior to the end of the term. The Company has executed new contracts with certain of its wireless carriers that are substantially similar to the existing contracts, except that they provide for an initial three-year term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual wireless carriers. A failure on the part of the Company to renew or replace its contracts with wireless carriers at rates similar to those charged to its competitors could have a material adverse effect on its business, financial condition and results of operations.

As the Company heavily relies on TSI to provide essential clearinghouse services, its inability to renew its agreements with TSI could force the Company to make costly design changes to the Company's network.

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

         On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless, executed an Administrative Carrier Agreement whereby Cingular provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. While the Company has no reason to believe that Cingular will not renew the Agreement, it is possible that Cingular will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercial reasonable rate increases, the Company's service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. Cingular also provides the Company's customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three year term with automatic renewal for successive one year terms unless either party provides a minimum of 90 days written notice of intent to terminate. See "Business -- Strategic Service Alliances of the Company."

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

o W. Michael Smith, Executive Vice President, Chief Financial Officer and Treasurer;

o    J. Raymond Bilbao, Senior Vice President, General Counsel and Secretary;

o    David Bagley; Vice President - Network Operations;

o    Ron Thompson, Vice President - Operations; and

o a group of employees with technical knowledge regarding the Company's systems.

         On August 25, 2002, Jana Ahlfinger Bell, the Company's former Chief Executive Officer, resigned to pursue other business interests. Andrew Tillman, one of the Company's former directors and the present operations director of Minorplanet UK, is serving as the Company's Chief Executive Officer on an interim basis while the Company continues its search for a permanent replacement.

         The Company has one-year term employment agreements with Messrs. Smith and Bilbao. The initial one-year term of these employment agreements expired on June 21, 2002. The employment agreements for Mr. Smith and Mr. Bilbao are renewed automatically on a month-to-month basis. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

The Company is dependent on Minorplanet UK for its research and development associated with the VMI products.

         The Company is dependent on Minorplanet UK research and development to provide modifications, upgrades and new product versions for the VMI product. The timeliness and quality of these development efforts are not in the direct control of the Company. The failure of Minorplanet UK to provide timely and quality changes to the VMI product could have material adverse effect on the Company's business, financial condition and results of operations.

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

Much of the Company's sales are derived from one customer, the loss of which could significantly reduce the Company's revenues.

         The SBC Companies accounted for approximately 56% of the Company's installed base, including network services subscribers, as of August 31, 2002. The term of the Company's contract with the SBC Companies expires on January
30, 2003. While the Company expects to renew the contract, there can be no assurances that the Company will be able to renew such contract on commercially reasonable terms or at all. The loss of SBC, or any event, occurrence or development which adversely affects the relationship between the Company and SBC, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Substantial product liability claims could have a material adverse effect on the Company by creating additional costs to the Company to pay and/or settle these claims.

         Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes its products offer safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as the Company expands its business to include the provision of alarm monitoring services in connection with the SBC contract, the Company is exposed to an increased risk of litigation regarding various safety, performance and other matters. Product liability claims that exceed policy limits applicable to the Company's liability insurance or that are excluded from the policy coverage could have a material adverse effect on the business or financial condition of the Company.

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

The Liquidity of the Company's common stock could be adversely affected if it is delisted from the Nasdaq Smallcap Market.

         On October 11, 2002, the Company received notification from Nasdaq that its common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). The Company was provided with 180 calendar days, or until April 9, 2003, to regain compliance by having the bid price for its common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days. As of November 22, 2002, the Company had not regained compliance. In the event that the Company does not regain compliance, Nasdaq staff will determine whether it meets the initial listing criteria for The NASDAQ SmallCap Market under Marketplace Rule 4310(c)(2)(A). If the Company meets the initial listing criteria, the staff will notify the Company that it has been granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise, the staff will provide written notification that the Company's securities will be subject to delisting from the Nasdaq SmallCap Market and would trade on the OTC Bulletin Board. A delisting from the Nasdaq SmallCap Market may have a material adverse effect on the Company's stock price and its ability to raise capital through the issuance of additional equity. In the event the Company's common stock is delisted from the Nasdaq SmallCap Market, it would become subject to certain securities law restrictions requiring broker/dealers who recommend low-priced securities to persons (with certain exceptions) to satisfy special sales practice requirements, including making an individualized written suitability determination for the purchaser and receiving the purchaser's written consent prior to the transaction. The securities laws also require additional disclosure in connection with any trades involving low-priced stocks (subject to certain exceptions), including the delivery, prior to any transaction, of a disclosure schedule explaining the market for such stocks and the associated risks. These requirements could severely limit the market liquidity of the Company's common stock and the ability of its stockholders to sell the Company's common stock in the secondary market.

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

         The Company's VMI product currently utilizes circuit-switched data on existing GSM networks to transmit data messages. Several major U.S. wireless carriers have indicated that they may cease to support circuit switched data on their GSM networks but will require users to utilize General Packet Radio Services ("GPRS") to transmit data messages on their GSM networks. Minorplanet UK, the supplier of the Company's VMI product, is currently developing a VMI product which utilizes GPRS instead of circuit switched data. The Company anticipates that the

GPRS version of the VMI product will be commercially available in the first half of the 2003 calendar year. If the U.S. wireless carriers fail to continue to support circuit-switched data on their GSM networks and/or the Company fails to obtain a GPRS-enabled VMI unit, such failures could have a material adverse effect on its business, financial condition and results of operations.

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

The Company may be unable to take advantage of the potential benefits of its relationship with Minorplanet UK.

         The success of the Company's business strategy depends upon the Company successfully achieving infrastructure, product and development synergies derived from the Company's application of the vehicle management information technology and from the mutual leveraging by Minorplanet UK and the Company of its respective core competencies. The Company can provide no assurance that the Company's new vehicle management information products will gain market acceptance. The Company can also provide no assurance that it can effectively utilize the prior experience of Minorplanet UK in marketing to small and medium-sized companies that manage service vehicle fleets, nor can the Company ensure that it will successfully leverage the development experience and resources of Minorplanet UK. The factors that may affect the Company's ability to successfully take advantage of the Company's potential synergies with Minorplanet UK include:

     o the ability of the Company's management to leverage the design and development competencies of Minorplanet UK to ensure that the vehicle management information technology has the features and functionality to allow it to compete successfully in the Company's targeted markets;

     o the ability of the Company's management to successfully deploy products based on the vehicle management information technology that deliver the functions and benefits sought by the Company's customers; and

     o the ability of the Company's management to combine their experiences with the management of Minorplanet UK and design a strategy for successfully penetrating the U.S. small and medium-sized service fleet market.

         If the Company is unable to take advantage of the potential benefits derived from the Company's relationship with Minorplanet UK, its business, financial condition and results of operations could be materially adversely affected.

A small number of the Company's stockholders own a substantial amount of the Company's shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company's common stock on the Nasdaq SmallCap Market could drop significantly.

         Minorplanet UK currently holds 30,000,000 shares of the Company's common stock (approximately 62% of the Company's outstanding shares on a fully diluted basis), 3,183,491 shares of which are eligible for resale under this prospectus, and the selling stockholders other than Minorplanet UK collectively hold 12,670,497 shares of the Company's common stock (approximately 26% of the Company's outstanding shares on a fully diluted basis), of which 12,593,745 shares are eligible for resale under this prospectus upon the expiration of certain lock-up restrictions. On December 18, 2001, 3,167,624 of these shares were released from such restrictions. On March 18, 2002, an additional 3,167,624 shares were released, and on June 16, 2002, the balance of these shares were released. In addition, other stockholders also own substantial amounts of shares of the Company's common stock. Sales of a large number of shares of the Company's common stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of the Company's common stock on the Nasdaq SmallCap Market, especially given that the Company's common stock is thinly traded on that market.

ITEM 2. PROPERTIES

REAL PROPERTY AND LEASES

         The Company does not own any real property. The Company leases approximately 73,400 square feet of office space for its corporate headquarters in Richardson, Texas, of which approximately 34,200 square feet is sub-leased to two other companies. The Company leases approximately 25,000 square feet of warehouse and office space in Plano, Texas. The Company also leases a total of 10,300 square feet for three VMI sales and operations offices located in Houston, Texas, Atlanta, Georgia and Los Angeles, California.

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

         On July 10, 2001, the Company and K*TEC reached agreement on all material terms of settlement of the lawsuits subject to the execution of a definitive settlement document. As per the settlement, the Company will continue to utilize K*TEC as a manufacturer. On October 9, 2001, the Company and K*TEC executed a Compromise Settlement Agreement. In accordance with the Compromise Settlement Agreement, the parties have filed an Agreed Order Dismissing with Prejudice both the Dallas Lawsuit and the Fort Bend Lawsuit. Based on information currently available, the Company has recorded a provision of $2.2 million as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of August 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the two-month transition period ending August 31, 2002 covered by this report through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market ("Nasdaq NMS") through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market ("Nasdaq SmallCap") under the symbol "HWYM." The Company's common stock currently trades under the symbol "MNPL." The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                       BID PRICES
                                                  HIGH             LOW
                                                  ----             ---
2000
First Quarter                                     $11.80           $0.03
Second Quarter                                    $ 6.00           $1.72
Third Quarter                                     $ 2.41           $0.75
Fourth Quarter                                    $ 1.69           $0.03

2001
First Quarter                                     $ 1.31           $0.38
Second Quarter                                    $ 1.90           $0.32
Third Quarter                                     $ 1.79           $0.93
Fourth Quarter                                    $ 1.65           $0.84

2002
First Quarter                                     $ 4.00           $1.22
Second Quarter                                    $ 2.18           $0.96
Two months ended August 31, 2002                  $ 1.06           $0.82

         The prices of the Company's Common Stock for the second, third, and fourth quarters of 2001 as well as the first and second quarter of 2002 and the two months ended August 31, 2002, reflect a 1-for-5 reverse stock split which the Company effected during the second quarter of 2001.

         There were 98 registered holders of common stock and an estimated 3,800 broker/dealers who beneficially hold common stock on behalf of stockholders as of November 22, 2002. The last sales price for the Company's Common Stock as reported on November 22, 2002 was $0.55. The Company did not pay dividends on its Common Stock for the transition period ended August 31, 2002 and has no plans to do so in the foreseeable future.

         On September 18, 1998, the SEC declared effective the Company's registration statement on Form S-3 which was filed to register warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the registration statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the board of directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During the transition period ending August 31, 2002, no warrants were sold and no warrant shares were exercised.

         The holders of the Company's common stock that acquired their shares pursuant to the Purchase Agreement or the Exchange Offer transactions the Company completed on June 21, 2001 are entitled to certain registration rights pursuant to a registration rights agreement the Company also entered into with these stockholders. Pursuant to this registration rights agreement, 15,293,745 shares of the Company's common stock (2,700,000 shares of which were owned by Minorplanet UK) were registered for resale under a Form S-3 registration statement that was declared effective with the SEC on October 23, 2001. On up to three separate occasions, but no more than twice in any twelve-month period, the holders of at least ten percent (10%) of the Company's shares that were registered are entitled to request that the Company undertake an underwritten offering of such shares if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time of the request. The Company is required to keep this Form S-3 registration statement effective until any holders entitled to sell shares of the Company's common stock under it are otherwise entitled to sell such shares without restriction pursuant to Rule 144 under the Securities Act.

         In addition to the registration rights described above, pursuant to this registration rights agreement, the holders of at least fifteen percent (15%) of the then outstanding common stock issued pursuant to the Purchase Agreement and Exchange Offer transactions are entitled to require the Company, on up to five separate occasions, but no more than twice in any twelve-month period, to register shares of the Company's common stock for resale if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time the registration request is made. Also, subject to certain limitations, all of these stockholders that are deemed to be parties to this registration rights agreement are generally entitled to include such shares (a piggyback right) in any transaction in which we sell our common stock to the public. The foregoing registration rights are subject to limitations as to amount by the underwriters of any offering and to black-out periods in which the Company's management may delay an offering for a limited period of time.

         Under the terms of the Purchase Agreement and a Lockup Agreement executed by the exchanging noteholders in connection with the June 21, 2001 Exchange Offer, all of the selling stockholders (except for Minorplanet UK) agreed to certain contractual lock-up restrictions regarding the resale of the shares they acquired in the Exchange Offer. On June 16, 2002, all remaining shares were released from lock-up provisions and such stockholders are now free to resell all of their shares subject to compliance with applicable securities laws.

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

         At the Company's 2002 Annual Meeting of Stockholders held on May 21, 2002, the stockholders approved the amendment to the Company's Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan to 7,208,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The selected financial data set forth for each of the years 1998, 1999, 2000 and 2001 as well as the eight month "transition period" ended August 31, 2002, due to the change in fiscal year end, have been derived from audited financial statements, including the balance sheets at August 31, 2002, December 31, 2001, 2000, 1999 and 1998 and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) for each of the four years in the period ended December 31, 2001, as well as the eight month period ending August 31, 2002, and notes thereto appearing elsewhere herein. The selected financial data provided for the eight months ended August 31, 2001 is provided for comparable purposes and has been derived from unaudited financial statements, including the balance sheet at August 31, 2001. As a result of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as a cumulative effect change in accounting principle in 2000, results for 2000, 2001 and the eight months ended August 31, 2002 are not comparable to prior periods.

                                                          Eight months ended August 31,        Twelve months ended December 31,
                                                                            Unaudited        ------------------------------------
                                                             2002              2001              2001                    2000
                                                         ------------      ------------      ------------            ------------
                                                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                                $      5,074      $     12,796      $     19,658            $     41,971
  Ratable product                                               6,780             7,026             9,864                  12,093
  Service                                                      30,102            32,844            47,958                  48,066
                                                         ------------      ------------      ------------            ------------
     Total revenues                                            41,956            52,666            77,480                 102,130
                                                         ------------      ------------      ------------            ------------
Cost of revenues:
  Product                                                       3,996             9,810            15,239                  30,031
  Ratable product                                               5,213             5,814             8,236                  10,006
  Service                                                      16,155            18,204            26,563                  30,636
  Inventory write-down to net realizable value                     --                --             4,693                      --
  Provision for settlement of litigation                          100             2,100             2,100                      --
                                                         ------------      ------------      ------------            ------------
    Total cost of revenues                                     25,464            35,928            56,831                  70,673
                                                         ------------      ------------      ------------            ------------

Gross profit                                                   16,492            16,738            20,649                  31,457
                                                         ------------      ------------      ------------            ------------

Expenses:
  General and administrative                                    7,943             8,349            12,482                  12,478
  Customer service                                              3,411             5,051             7,036                   7,146
  Sales and marketing                                           8,600             2,784             4,570                   4,980
  Engineering                                                   1,374             4,107             5,166                   4,345
  Network services center                                         461             1,168             1,753                   1,512
  Severance and AutoLink termination costs                         --                --                --                      --
  Depreciation and amortization                                 4,322             4,673             7,438                   5,907
                                                         ------------      ------------      ------------            ------------
                                                               26,111            26,132            38,445                  36,368
                                                         ------------      ------------      ------------            ------------

    Operating loss                                             (9,619)           (9,394)          (17,796)                 (4,911)

Interest income                                                   457               420               501                   1,371
Interest expense                                               (1,411)           (6,642)           (7,355)                (13,368)
Other income (expense)                                           (183)               --                --                   1,569
                                                         ------------      ------------      ------------            ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change                 (10,756)          (15,616)          (24,650)                (15,339)
Income tax benefit                                                978                                  --                      --
                                                         ------------      ------------      ------------            ------------
    Loss before extraordinary item and
       cumulative effect of accounting change                  (9,778)          (15,616)          (24,650)                (15,339)
Extraordinary item                                                               59,461            59,461                      --
Cumulative effect of accounting change                             --                --                --                  (5,206)
                                                         ------------      ------------      ------------            ------------
    Net income (loss)                                    $     (9,778)     $     43,845      $     34,811            $    (20,545)
                                                         ============      ============      ============            ============

Basic and diluted income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                       $      (0.20)     $      (0.88)     $      (0.88)           $      (3.03)
    Extraordinary item                                             --              3.36              2.13                      --
    Cumulative effect of accounting change                         --                --                --                   (1.03)
                                                         ------------      ------------      ------------            ------------
    Basic and diluted net income (loss) per share        $      (0.20)     $       2.48      $       1.25            $      (4.06)
                                                         ============      ============      ============            ============

Weighted average number of shares outstanding
   Basic and diluted                                           48,233            17,649            27,928                   5,058

OTHER OPERATING DATA (unaudited)
Units installed, including network subscribers,
at end of period                                               68,220            69,199            70,932                  67,336


                                                                      Twelve months ended December 31,
                                                              ------------------------------------------------
                                                                  1999              1998              1997
                                                              ------------      ------------      ------------
                                                                    (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                                     $     43,018      $     16,950      $     27,187
  Ratable product                                                       --                --                --
  Service                                                           52,655            46,463            27,445
                                                              ------------      ------------      ------------
     Total revenues                                                 95,673            63,413            54,632
                                                              ------------      ------------      ------------
Cost of revenues:
  Product                                                           34,752            13,222            22,133
  Ratable product                                                       --                --                --
  Service                                                           26,724            32,419            21,397
  Inventory write-down to net realizable value                          --                --                --
  Provision for settlement of litigation                                --                --                --
                                                              ------------      ------------      ------------
    Total cost of revenues                                          61,476            45,641            43,530
                                                              ------------      ------------      ------------

Gross profit                                                        34,197            17,772            11,102
                                                              ------------      ------------      ------------

Expenses:
  General and administrative                                        14,706            22,875            11,872
  Customer service                                                   7,770            10,604            11,493
  Sales and marketing                                                4,091             7,372             7,723
  Engineering                                                        2,685             5,399             4,604
  Network services center                                            1,437             1,992             1,416
  Severance and AutoLink termination costs                            (189)            5,357                --
  Depreciation and amortization                                      6,551             5,829             2,684
                                                              ------------      ------------      ------------
                                                                    37,051            59,428            39,792
                                                              ------------      ------------      ------------

    Operating loss                                                  (2,854)          (41,656)          (28,690)

Interest income                                                      2,037             4,827             2,500
Interest expense                                                   (13,422)          (17,099)           (4,857)
Other income (expense)                                               2,715                --                --
                                                              ------------      ------------      ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change                      (11,524)          (53,928)          (31,047)
Income tax benefit                                                      --                --
                                                              ------------      ------------      ------------
    Loss before extraordinary item and
       cumulative effect of accounting change                      (11,524)          (53,928)          (31,047)
Extraordinary item                                                      --            18,867                --
Cumulative effect of accounting change                                  --                --                --
                                                              ------------      ------------      ------------
    Net income (loss)                                         $    (11,524)     $    (35,061)     $    (31,047)
                                                              ============      ============      ============

Basic and diluted income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                            $      (2.31)     $     (10.83)     $      (6.24)
    Extraordinary item                                                  --              3.79                --
    Cumulative effect of accounting change                              --                --                --
                                                              ------------      ------------      ------------
    Basic and diluted net income (loss) per share             $      (2.31)     $      (7.04)     $      (6.24)
                                                              ============      ============      ============

Weighted average number of shares outstanding
   Basic and diluted                                                 4,995             4,980             4,973

OTHER OPERATING DATA (unaudited)
Units installed, including network subscribers,
at end of period                                                    50,825            47,657            33,122

                                                                            December 31,
                                       August 31,   -----------------------------------------------------------------
                                          2002         2001         2000          1999          1998          1997
                                       ----------   ----------   ----------    ----------    ----------    ----------
BALANCE SHEET DATA

Cash and short-term investments        $   18,090   $   14,889   $   20,641    $   17,768    $   26,169    $   46,486
Working capital                             8,337       12,486       20,825        35,660        29,143        64,729
Network, equipment and software, net        6,425        8,583       12,851        15,703        20,649        15,482
Total assets                               81,403       87,597       81,044        74,073       103,126       146,473
Notes payable                              14,254       14,109       92,484        92,090        91,697       120,956
Stockholders' equity (deficit)             35,418       44,179      (58,341)      (38,051)      (26,791)        8,270

Capital expenditures                   $    1,251   $    1,587   $    2,600    $    3,103    $   10,520    $    9,499

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         During the third quarter of 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the automatic vehicle location marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses GPS to acquire a vehicle location on a minute-by-minute basis and a GSM based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). Until the Sale to Aether on March 15, 2002, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM).

         On June 4, 2001, all 1,000 shares of Class B Common Stock were converted into 320,000 shares of Common Stock at the option of the sole holder of those shares. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. All references to Common Stock and all per share references for periods prior to the stock split have been restated to reflect the 1- for -5 reverse stock split.

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


         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by a stock purchase and exchange agreement dated February 14, 2001, the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. As a result of this transaction, Minorplanet UK beneficially owns approximately 62% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company. The "License Rights" acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

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


         The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

         The Company earns revenues from service contracts and from related products sold to customers (for which title generally passes on shipment). In accordance with previously existing interpretations of generally accepted accounting principles, the Company generally recognized revenues from product sales and licensing of product software at the time the mobile units were shipped to customers. During 2000, as a result of new interpretations of generally accepted accounting principles by the Securities and Exchange Commission (the "SEC"), through issuance of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") the Company was required to change its accounting policy for product revenue recognition as described below.

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

         The VMI product includes both hardware and software components. Due to the interdependency of the functionality of the elements, revenue recognition is governed by SAB 101 and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Currently, the Company resells cellular airtime to customers of its VMI products. Therefore, in accordance with SAB 101, the Company defers VMI product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2.

         The Company provides lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company's revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.

         As a result of the change in accounting principle described above, for which restatement of prior years is not permitted, the Company's revenues and cost of revenues for the 2000 and 2001 fiscal years as well as the eight month transition period ending August 31, 2002 are not directly comparable to prior years.

         On March 15, 2002, the Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether. Under the terms of the Asset Purchase Agreement, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. Hereinafter, Series 5000 units for which the Company provides network services are referred to as network services subscribers. The two companies also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

         As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million remains held in escrow as of August 31, 2002 to be released to the Company during the next fiscal year provided certain conditions are met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms length negotiation between the Company and Aether. Aether later irrevocably agreed to pay cash in lieu of preferred stock for each of the three $4 million installments. As of August 31, 2002, all three $4 million cash installments had been received by the Company from Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 4 to the Consolidated Financial Statements attached hereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Estimates Inherent in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

         The significant accounting policies and estimates, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in this section. The following policies and estimates should be read in conjunction with the financial statements and notes thereto.

Revenue Recognition

         Sales proceeds pertaining to the Series 5000, TrackWare, 2020V and VMI product lines are deferred initially and recognized over the greater of the contract life or the life of the estimated customer relationship. The deferral of these items is prescribed by SAB 101 and SOP 97-2. The Company has estimated such periods to range from one to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively.

         For the Series 5005S product line sold to SBC under the Service Vehicle Contract, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products, if terms of the sales arrangement gives the customer right of acceptance.

         Service revenue generally commences upon product installation and is recognized ratably over the period such services are provided.

Allowance for Doubtful Accounts

         The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information. There is no guarantee that the Company will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectability of accounts receivable and future operating results.

Inventory Valuation

         Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on a usage formula for component parts and specific identification criteria for finished goods. Actual demand or market conditions may be different than those projected by management, which could have a material impact on operating results and financial position.

Valuation of Long-Lived Assets

         Management evaluates the recoverability of the Company's long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset. Actual useful lives and cash flows could be different from those estimated by management. This could have a material affect on the Company's operating results and financial position.

         Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

               o    significant negative industry trends,

               o    significant changes in technology,

               o    significant underutilization of the asset, and

               o significant changes in how the asset is used or is planned to be used.

License Rights

         Management accounts for the License Rights in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The License Rights acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

         Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the License Rights are being amortized over a 15-year life. SFAS 142 requires management to evaluate the remaining useful life of the License Rights each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the License Rights' remaining useful life changes, the remaining carrying amount of the License Rights is amortized prospectively over that revised remaining useful life. Actual useful lives could be different from those estimated by management. This could have a material affect on the Company's operating results and financial position.

         In accordance with SFAS 144, management also tests for impairment losses on the License Rights consistent with the policies discussed above in "Valuation of Long-Lived Assets".

Accounting for Income Taxes

         The Company provides a full valuation asset allowance on tax loss carryforwards and other potential tax benefits according to SFAS No. 109, "Accounting for Income Taxes." As a result, to the extent that the Company realizes those benefits in future periods, these benefits will favorably impact net income.

Litigation and Contingencies

         From time to time, the Company has been subject to legal proceedings and claims in the ordinary course of business.

RESULTS OF OPERATIONS

EIGHT MONTHS ENDED AUGUST 31, 2002, COMPARED TO EIGHT MONTHS ENDED AUGUST 31,
2001

         Total revenues for the eight months ending August 31, 2002 decreased to $42.0 million from $52.7 million during the eight months ended August 31, 2001. Product revenues, including ratable product revenue, for the same periods decreased to $11.9 million during 2002 from $19.8 million in 2001 due to a reduction in NSC Systems sales. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC as well as a reduction in long haul trucking product sales due to the Sale of certain assets to Aether in March of 2002.

         The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston, Texas market during the fourth quarter of 2001, the Atlanta, Georgia market during the first quarter of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Approximately 3,600 VMI units were sold during the eight months ended August 31, 2002. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the life of the estimated customer relationship. Thus, total VMI product revenue during the eight months ended August 31, 2002 was only $0.9 million, recorded in ratable product revenue on the Company's Consolidated Statements of Operations . The Company has recorded an additional $3.6 million in deferred product revenue associated with VMI product sales reflected on the Company's balance sheet as of August 31, 2002. VMI sales did not contribute significantly to the Company's total revenue during 2001.

         Service revenues for the eight months ended August 31, 2002 decreased to $30.1 million from $32.8 million during the same period last year. The decrease in service revenues is primarily attributable to a reduction in the number of NSC Systems network services subscriber units from 31,738 at August 31, 2001 to 27,218 as of August 31, 2002 and a lower monthly average service revenue per unit for the total installed base. The Company's total installed base, including network subscribers, was 68,220 at August 31, 2002 down only slightly from 69,199 at August 31, 2001; however, the proportion of service vehicles relative to long-haul trucking has increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

         Total gross profit of 39% for the eight months ended August 31, 2002 increased from 32% during the same period last year. During the first quarter of 2001, the Company received significant quantities of TrackWare finished goods inventory, the carrying amount of which was written down by approximately $0.6 million to estimated market value. During the second quarter of 2001, the Company reached an agreement in principle to settle the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. As a result of this agreement in principle, the Company recorded a provision of $2.1 million during the first quarter of 2001 and an additional $0.1 million during the eight months ended August 31, 2002 as its estimate of the cost to be incurred to settle this litigation. Excluding the provision for legal settlement and the inventory write-down, total gross profit for the eight months ended August 2002 and 2001 would have been 40% and 37% respectively. The effective increase in total gross profit was primarily due to improved margins on NSC Systems product sales and maintenance services under the Service Vehicle Contract.

         Total operating expenses were $26.1 million for both the eight months ended August 31, 2002 and 2001. Sales and marketing costs for the eight months ending August 31, 2002 increased to $8.6 million from $2.8 million during the eight months ended August 31, 2001. This increase is primarily due to expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of four VMI sales and operations offices in Dallas, Houston, Atlanta, and Los Angeles. Expenditures of approximately $0.6 million were also incurred for contracted sales, training and operational support services associated with the VMI product launch during 2002. The increase in VMI sales and marketing costs during the eight months ended August 31, 2002 was offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the Sale to Aether of certain assets and license rights to the Company's long haul trucking and asset tracking businesses.

         Operating losses increased to $9.6 million during the eight months ended August 31, 2002 from $9.4 million during the eight months ended August 31, 2001 primarily due to lower sales under the Service Vehicle Contract. The Company's NSC Systems segment reported operating income of $7.7 million for the eight months ended August 31, 2002, which was offset by the $17.3 million operating loss from the VMI segment associated with the launch of the new VMI product. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Product shipments under that contract are expected to be minimal during the next fiscal year. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

         Interest expense decreased to $1.4 million during the eight months ending August 31, 2002 from $6.6 million during the same period last year, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization. Thus, net loss before income taxes and extraordinary items improved to $10.8 million for the eight months ending August 31, 2002 in comparison to $15.6 million during the eight months ended August 31, 2001.

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

         Product gross profit margin was 22.5% in 2001 compared to 28.4% in 2000. The decrease in product gross margin is primarily attributable to inventory write-downs taken to reflect TrackWare finished goods inventory at its estimated fair market value.

         For 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the TrackWare and 20/20V product lines. The TrackWare product line is designed to more efficiently utilize trailer assets. Due to an economic downturn, trucking companies currently have an excess of trailers in their fleets; thus, utilization of these assets is not currently an issue for many trucking companies, and management believes that significant demand for the TrackWare product will not occur in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product. The Company has settled the litigation with it's outsource manufacturer for reimbursement for excess and obsolete inventory. The Company recorded a provision of $2.1 million as its current estimate of the cost to be incurred as a result of this settlement.

         Operating expenses increased 5.8% to $38.4 million in 2001 from $36.4 million in 2000. This increase is primarily due to additional amortization expense of $1.4 million associated with the Minorplanet UK "License Rights," severance payments to terminated employees, and an increase in research and development costs. Personnel reductions were made as a consequence of the Recapitalization and the subsequent cancellation of various technology initiatives. Operating expenses in 2001 include approximately $0.6 million of severance payments to terminated employees as a result of these personnel reductions. As part of the Recapitalization, the Company agreed to pay an annual fee of $1.0 million to Minorplanet UK to aid in funding research and development of future products. During 2001, operating expenses included $0.5 million for these research and development charges.

         Operating loss increased $12.9 million from 2000 to 2001. This increase is the combined effect of the $24.5 million decrease in ratable product revenue and product revenue, the $4.7 million Trackware inventory write-down, the $2.1 million provision for settlement of litigation and the $2.0 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2001 significantly reduced gross profit margin. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. The Company introduced the VMI product during the third quarter of 2001, thus, revenues and gross margin from that product did not contribute significantly to 2001 results.

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

         Product gross profit margin, excluding Ratable Product was 28.4% in 2000, compared to 19.2% in 1999, which includes a $3.5 million warranty provision that is discussed in more detail in Note 8 to the accompanying consolidated financial statements. Excluding the effect of this $3.5 million charge, 1999 margin would have been 27.4%.

         Operating expenses decreased 1.8% to $36.4 million in 2000 from $37.1 million in 1999. This decrease is primarily due to a $2.8 million decrease in bad debt expense, offset by a $0.4 increase in advertising expense primarily related to TrackWare, and increased research and development expenditures of approximately $2.0 million. Bad debt expense in 1999 was unusually high as a result of $1.2 million of bad debt provisions recorded for former customers. Bad debt expense in 2000 was unusually low as a result of adjustments approximating $1.1 million made to reduce the reserve for bad debts in recognition of the improved credit profile of the customer base; included in this adjustment is the reversal of approximately $0.5 million of reserve provided in 1999 for a specific customer.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities was $10.2 million and $12.4 million for the eight months ended August 31, 2002 and the twelve months ended December 31, 2001 respectively. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         As of August 31, 2002, the Company had $18.1 million in cash and short-term investments representing an increase from December 31, 2001 of $3.2 million. This increase is primarily attributable to $14.2 million in cash received as consideration for the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses offset by net cash used in operating and other investing activities.

         As a result of the Recapitalization in June 2001, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80 million and its related annual cash outflow for interest service by $11 million. In addition, the Company believes the acquisition of the License Rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service (see Note 4 to the Consolidated Financial Statements attached hereto).

         Critical success factors in Management's plans to achieve positive cash flow from operations include:

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 21 million vehicles. Currently, management believes this market is approximately 5 percent penetrated with asset tracking and vehicle information management solutions.

     o Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

     o Renewal of the contract with SBC. At August 31, 2002, the Company had approximately 37,500 units in service with the SBC Companies that accounted for approximately 55% of the Company's installed base, including network services subscribers. The current contract with the SBC Companies expires on January 30, 2003 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies.

     o Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. If cash generated from operations is not sufficient to meet its working capital requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available, which in this case, the Company may be required to reduce the scope of its operations which could negatively impact its financial condition and operating results.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, Schedule II - Valuation and Qualifying Accounts, and reports of independent auditors, are included on pages F-1 through F-26 and pages S-1 through S-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company received a letter on August 2, 2002 from the SEC notifying the Company that its independent auditor, Arthur Andersen, in connection with the wind-down of Andersen's business, had notified the SEC that it would be unable to perform future audit services for the Company effective immediately.

     Andersen's reports on the Company's consolidated financial statements for the past two fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 14, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The letter from Andersen to the SEC required by Item 304 of Regulation S-K has been omitted from the exhibit list to this Form 10-K pursuant to Item 304T(b)(2) of Regulation S-K as such letter could not be obtained after reasonable efforts.

     As recommended by the audit committee of the Company's board of directors, on August 12, 2002, the board of directors approved the engagement of, and the Company engaged, Deloitte & Touche LLP ("Deloitte") to serve as the Company's independent public accountants for 2002.

     During the Company's two most recent fiscal years ending December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 11, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2002, under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after August 31, 2002, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2002, under the heading "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

(a) EVALUATION OF CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the Company's disclosure committee on a regular basis. In response to recent legislation and proposed regulations, the Company reviewed its internal control structure and its disclosure controls and procedures. Although the Company believes its pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review, the Company implemented minor changes, primarily to formalize and document the procedures already in place. The Company also established a disclosure committee, which consists of certain members of the Company's senior management.

         After the formation of the disclosure committee and within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

(b) CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect these controls subsequent to the date of the Company's evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                     Page Number
(a)      Documents filed as part of the report:

     (1) Report of Independent Auditors...................................................................F-1

         Report of Previous Independent Auditors..........................................................F-2

         Consolidated Balance Sheets as of August 31, 2002, December 31, 2001,
                  and December 31, 2000...................................................................F-3

         Consolidated Statements of Operations for the Eight Months Ended August 31, 2002
                  and the Twelve Months Ended December 31, 2001, 2000 and 1999............................F-4

         Consolidated Statements of Cash Flows for the Eight Months Ended August 31, 2002
                  and the Twelve Months Ended December 31, 2001, 2000 and 1999............................F-5

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Eight Months
                  Ended August 31, 2002 and for the Years Ended December 31, 2001, 2000 and 1999 .........F-6

         Notes to Consolidated Financial Statements.......................................................F-7

     (2) Financial Statement Schedules

         Report of Independent Auditors on Financial Statement Schedule...................................S-1

         Report of Previous Independent Auditors on Financial Statement Schedule..........................S-2

         Schedule II-Valuation and Qualifying Accounts ...................................................S-3

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         TITLE
-------        -----

  2.1    -     Stock Purchase and Exchange Agreement by and between the Company,
               Minorplanet Systems PLC and Mackay Shields LLC, dated February
               14, 2001.(21)
  2.2    -     Asset Purchase Agreement by and between the Company and Aether
               Systems, Inc. dated March 15, 2002.(22)
  3.1    -     Restated Certificate of Incorporation of the Company, as amended.
               (29)
  3.2    -     Second Amended and Restated By-Laws of the Company.(20)
  4.1    -     Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
  4.2    -     Indenture dated September 23, 1997 by and among the Company,
               HighwayMaster Corporation and Texas Commerce Bank, National
               Association (the "Indenture").(8)
  4.3    -     First Supplemental Indenture, dated June 20, 2001, to the
               Indenture.(28)
  4.4    -     Pledge Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(8)
  4.5    -     Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co.
               Inc. and Smith Barney Inc.(8)

  4.9    -     Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith
               Barney, Inc.(8)
 10.1    -     Registration Rights Agreement by and between the Company,
               Minorplanet Systems PLC and Mackay Shields LLC, dated as of June
               21, 2001.(23)
 10.2    -     Exclusive License and Distribution Agreement by and between
               Minorplanet Limited, (an @Track subsidiary) and Mislex (302)
               Limited, dated June 21, 2001.(20)
 10.3    -     Amended and Restated 1994 Stock Option Plan of the Company, dated
               February 4, 1994.(1)(4)(5)
 10.4    -     Amendment No. 1 to the Amended and Restated 1994 Stock Option
               Plan.(24)
 10.5    -     Amendment No. 2 to the Amended and Restated 1994 Stock Option
               Plan.(25)
 10.6    -     Amendment No. 3 to the Amended and Restated 1994 Stock Option
               Plan.(30)
 10.7    -     Stock Option Agreement, dated June 22, 1998, by and between the
               Company and John Stupka.(10)
 10.8    -     Product Development Agreement, dated December 21, 1995, between
               HighwayMaster Corporation and IEX Corporation.(2)(3)
 10.9    -     Software Transfer Agreement, dated April 25, 1997, between
               HighwayMaster Corporation and Burlington Motor Carriers,
               Inc.(6)(7)
10.10    -     Lease Agreement, dated March 20, 1998, between HighwayMaster
               Corporation and Cardinal Collins Tech Center, Inc.(9)
10.11    -     Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(10)
10.12    -     Agreement No. 980427 between Southwestern Bell Telephone Company,
               Pacific Bell, Nevada Bell, Southern New England Telephone and
               HighwayMaster Corporation executed on January 13, 1999. (11)(12)
10.13    -     Administrative Carrier Agreement entered into between
               HighwayMaster Corporation and Southwestern Bell Mobile Systems,
               Inc. on March 30, 1999.(11)(12)
10.14    -     Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999.(11)(12)
10.15    -     Second Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999.(11)(12)
10.16    -     Stock Option Agreement dated June 24, 1999, by and between the
               Company and J. Raymond Bilbao.(13)
10.17    -     Fleet-on-Track Services Agreement entered into between GTE
               Telecommunications Services Incorporated and HighwayMaster
               Corporation on May 3, 1999.(13)(14)
10.18    -     Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(15)
10.19    -     Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(15)
10.20    -     Limited Liability Company Agreement of HighwayMaster of Canada,
               LLC executed March 3, 2000.(16)
10.21    -     Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation.(17)(18)
10.22    -     Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(18)
10.23    -     Stock Option Agreement dated July 18, 2001, by and between the
               Company and J. Raymond Bilbao.(19)
10.24    -     Stock Option Agreement dated June 21, 2001, by and between the
               Company and J. Raymond Bilbao.(19)
10.25    -     Stock Option Agreement dated July 18, 2001, by and between the
               Company and W. Michael Smith.(19)
10.26    -     Stock Option Agreement dated June 21, 2001, by and between the
               Company and W. Michael Smith.(19)

10.27    -     Employment Agreement, dated June 21, 2001, between J. Raymond
               Bilbao and the Company.(20)
10.28    -     Employment Agreement, dated June 21, 2001, between W. Michael
               Smith and the Company.(20)
10.29    -     Agreement No. 980427-03, dated January 31, 2002 between SBC
               Ameritech, SBC Pacific Bell, SBC Southern New England Telephone,
               SBC Southwestern Bell Telephone, L.P. and the Company.(27)(28)
10.30    -     Agreement and General Release Between the Company and Todd A.
               Felker dated October 8, 2002.(31)
10.31    -     Agreement and Mutual Release Between the Company and Jana A. Bell
               dated September 24, 2002.(31)
 11.0    -     Statement Regarding Computation of Per Share Earnings.(31)
 16.1    -     Letter from Arthur Andersen to the SEC (Omitted pursuant to Item
               304T of Regulation S-K)
 21.1    -     List of Subsidiaries of Registrant(31)
 23.1    -     Consent of Deloitte & Touche LLP(31)
 99.0    -     Receipt of representation from Arthur Andersen, LLP (26)
 99.1    -     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
               Andrew Tillman, Chief Executive Officer(31)
 99.2    -     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W.
               Michael Smith, Executive Vice President and Chief Financial
               Officer(31)

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

     (29) Incorporated by reference to Exhibit A to the information statement contained in the Company's Definitive Schedule 14C filed with the SEC on June 27, 2002.

     (30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ending June 30, 2002.

     (31) Filed herewith.

(b) Reports on Form 8-K. The following current reports on Form 8-K have been filed by the Company subsequent to June 30, 2002:

     (1) On August 6, 2002, the Company reported under Item 4 the receipt of a letter from the SEC on August 2, 2002 advising the Company that Arthur Andersen LLP had made a blanket withdrawal of all audit representation of public companies, including the Company.

     (2) On August 14, 2002, the Company reported under Item 4 the engagement of Deloitte & Touche LLP as its new independent auditors effective August 12, 2002.

     (3) On September 9, 2002, the Company reported under Item 5 the resignation of Jana A. Bell as CEO and the appointment of Andrew Tillman as CEO on an interim basis effective August 25, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 22, 2002

                                      MINORPLANET SYSTEMS USA, INC.


                                      By: /s/ Andrew Tillman
                                          --------------------
                                          Andrew Tillman,
                                          Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K for the transition period from January 1, 2002 to August 31, 2002, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                                     Date

/s/Andrew Tillman                    Chief Executive Officer, (Principal
-------------------------------      Executive Officer)                        November 22, 2002
Andrew Tillman

/s/W. Michael Smith                  Executive Vice President and
-------------------------------      Chief Financial Officer
W. Michael Smith                     (Principal Financial and Accounting       November 22, 2002
                                     Officer)

/s/Michael Beverley
-------------------------------
Michael Beverley                     Director                                  November 22, 2002

/s/Robert Kelly
-------------------------------
Robert Kelly                         Director                                  November 22, 2002

/s/Gerry C. Quinn
-------------------------------
Gerry C. Quinn                       Director                                  November 22, 2002

/s/John T. Stupka
-------------------------------
John T. Stupka                       Director                                  November 22, 2002

/s/Michael Abrahams
-------------------------------
Michael Abrahams                     Director                                  November 22, 2002


/s/Sir James Douglas Spooner
-------------------------------
Sir James Douglas Spooner            Director                                  November 22, 2002


/s/Sir Martin Jacomb
-------------------------------
Sir Martin Jacomb                    Director                                  November 22, 2002

                                  CERTIFICATION

I, Andrew Tillman, certify that:

     1. I have reviewed this transition report of Form 10-K of Minorplanet Systems USA, Inc.;

     2. Based upon my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Report");

               c. Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   November 22, 2002

By  (x) Andrew Tillman
    ---------------------------------------
    Andrew Tillman, Chief Executive Officer

                                  CERTIFICATION

I, W. Michael Smith, certify that:

     1. I have reviewed this transition report of Form 10-K of Minorplanet Systems USA, Inc.;

     2. Based upon my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     3. Based upon my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its controlled subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Report");

               c. Presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

               d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   November 22, 2002

By  (x) W. Michael Smith
    -------------------------------------------------------------
    W. Michael Smith,
    Executive Vice President, Chief Financial Officer & Treasurer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Minorplanet Systems USA, Inc.:

We have audited the accompanying consolidated balance sheet of Minorplanet Systems USA, Inc. and subsidiaries (the "Company") as of August 31, 2002 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for the eight month period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheets of Minorplanet Systems USA, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years ended December 31, 2001, 2000 and 1999 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

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

In our opinion, the August 31, 2002 financial statements referred to above present fairly, in all material respects, the financial position of Minorplanet Systems USA, Inc. and subsidiaries as of August 31, 2002, and the results of their operations and their cash flows for the eight month period then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Minorplanet Systems USA, Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 21, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (i) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and
(ii) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Dallas, Texas
November 12, 2002

REPORT OF PREVIOUS INDEPENDENT AUDITORS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS TRANSITION REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS TRANSITION REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS TRANSITION REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.


To the Board of Directors and Stockholders of @Track Communications, Inc.:

We have audited the accompanying consolidated balance sheets of @Track Communications, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity (deficit) for the years ended 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Dallas, Texas,
March 15, 2002

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                  August 31,     December 31,    December 31,
                                                                                     2002            2001            2000
                                                                                 ------------    ------------    ------------
                                                          ASSETS
Current assets:
  Cash and cash equivalents                                                      $     10,413    $     10,755    $     20,641
  Short term investments                                                                7,677           4,134              --
  Accounts receivable, net of allowance for doubtful accounts
     of $2,843, $3,554 and $7,305, respectively                                         7,699          11,470          12,738
  Inventories                                                                           1,581           2,913          13,216
  Deferred product costs - current portion                                              6,149           6,183           7,406
  Other current assets                                                                  2,779             592           1,759
                                                                                 ------------    ------------    ------------
     Total current assets                                                              36,298          36,047          55,760
Network, equipment and software, net of accumulated depreciation
     and amortization of $21,809, $20,240 and $19,295, respectively                     6,425           8,583          12,851
Deferred product costs - non-current portion                                            1,496           4,516           9,770
License rights, net of accumulated amortization of $3,116
     and $1,368 respectively                                                           36,100          37,848              --
Other assets, net of accumulated amortization
     of $338, $292 and $1,469 respectively                                              1,084             603           2,663
                                                                                 ------------    ------------    ------------
     Total assets                                                                $     81,403    $     87,597    $     81,044
                                                                                 ============    ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                               $      2,875    $      2,517    $      7,992
  Telecommunications costs payable                                                      3,268           3,584           5,358
  Accrued interest payable                                                                903             575           3,784
  Deferred product revenues - current portion                                           8,054           7,588           8,975
  Deferred service revenues                                                             6,872              --              --
  Other current liabilities                                                             5,989           9,297           8,826
                                                                                 ------------    ------------    ------------
     Total current liabilities                                                         27,961          23,561          34,935
Deferred product revenues - non-current portion                                         2,791           5,748          11,966
Senior notes payable and other notes payable, net of unamortized
    discount of $185, $224 and $1,871 respectively                                     14,254          14,109          92,484
Other non-current liabilities                                                             979              --              --
                                                                                 ------------    ------------    ------------
     Total liabilities                                                                 45,985          43,418         139,385
                                                                                 ------------    ------------    ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 shares authorized; 48,424,960,
      48,118,253 and 5,127,756 shares issued; 48,349,161, 48,042,454, and
      5,065,357 shares outstanding at August 31, 2002, December 31, 2001, and
      December 31, 2000, respectively                                                     484             481              51
  Common stock - Class B, $0.01 par value, 0, 0, and 1,000 shares authorized, issued, and outstanding at August 31, 2002, December 31, 2001, and
      December 31, 2000, respectively                                                      --              --              --
  Preferred Stock - Series E, $0.01 par value, 20,000 shares authorized;
      1, 1, and 0 shares issued and outstanding at August 31, 2002,
      December 31, 2001, and December 31, 2000, respectively                               --              --              --
  Additional paid-in capital                                                          218,509         217,495         150,201
  Accumulated deficit                                                                (183,013)       (173,235)       (208,046)
  Treasury stock, 75,799, 75,799 and 62,399 shares at August 31, 2002,
     December 31, 2001, and December 31, 2000, respectively, at cost                     (562)           (562)           (547)
                                                                                 ------------    ------------    ------------
     Total stockholders' equity  (deficit)                                             35,418          44,179         (58,341)
                                                                                 ------------    ------------    ------------
     Total liabilities and stockholders' equity (deficit)                        $     81,403    $     87,597    $     81,044
                                                                                 ============    ============    ============

                 See accompanying notes to financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share)

                                                             Eight months
                                                            ended August 31,                Year ended December 31,
                                                            ----------------    ------------------------------------------------
                                                                  2002              2001              2000              1999
                                                            ----------------    ------------      ------------      ------------
Revenues
  Product                                                     $      5,074      $     19,658      $     41,971      $     43,018
  Ratable product                                                    6,780             9,864            12,093                --
  Service                                                           30,102            47,958            48,066            52,655
                                                              ------------      ------------      ------------      ------------
     Total revenues                                                 41,956            77,480           102,130            95,673
                                                              ------------      ------------      ------------      ------------

Cost of revenues
  Product                                                            3,996            15,239            30,031            34,752
  Ratable product                                                    5,213             8,236            10,006                --
  Service                                                           16,155            26,563            30,636            26,724
  Inventory write-down to net realizable value                          --             4,693                --                --
  Provision for settlement of litigation                               100             2,100                --                --
                                                              ------------      ------------      ------------      ------------
    Total cost of revenues                                          25,464            56,831            70,673            61,476
                                                              ------------      ------------      ------------      ------------

                                                              ------------      ------------      ------------      ------------
Gross profit                                                        16,492            20,649            31,457            34,197
                                                              ------------      ------------      ------------      ------------

Expenses:
  General and administrative                                         7,943            12,482            12,478            14,706
  Customer service                                                   3,411             7,036             7,146             7,770
  Sales and marketing                                                8,600             4,570             4,980             4,091
  Engineering                                                        1,374             5,166             4,345             2,685
  Network services center                                              461             1,753             1,512             1,437
  Severance and AutoLink(R)termination cost                             --                --                --              (189)
  Depreciation and amortization                                      4,322             7,438             5,907             6,551
                                                              ------------      ------------      ------------      ------------
                                                                    26,111            38,445            36,368            37,051
                                                              ------------      ------------      ------------      ------------

    Operating loss                                                  (9,619)          (17,796)           (4,911)           (2,854)

Interest income                                                        457               501             1,371             2,037
Interest expense                                                    (1,411)           (7,355)          (13,368)          (13,422)
Other (expense) income                                                (183)               --             1,569             2,715
                                                              ------------      ------------      ------------      ------------
    Loss before income taxes, extraordinary item and
       cumulative effect of accounting change                      (10,756)          (24,650)          (15,339)          (11,524)
Income tax benefit                                                     978                --                --                --
                                                              ------------      ------------      ------------      ------------
    Loss before extraordinary item and
       cumulative effect of accounting change                       (9,778)          (24,650)          (15,339)          (11,524)
Extraordinary item                                                      --            59,461                --                --
Cumulative effect of accounting change                                  --                --            (5,206)               --
                                                              ------------      ------------      ------------      ------------
    Net (loss) income                                         $     (9,778)     $     34,811      $    (20,545)     $    (11,524)
                                                              ============      ============      ============      ============

Basic and diluted income (loss) per share:
    Loss before extraordinary item and cumulative
       effect of accounting change                            $      (0.20)     $      (0.88)     $      (3.03)     $      (2.31)
    Extraordinary item                                                  --              2.13                --                --
    Cumulative effect of accounting change                              --                --             (1.03)               --
                                                              ------------      ------------      ------------      ------------
    Net (loss) income per share                               $      (0.20)     $       1.25      $      (4.06)     $      (2.31)
                                                              ============      ============      ============      ============

Weighted average number of shares outstanding
   Basic and diluted                                                48,233            27,928             5,058             4,995
                                                              ============      ============      ============      ============


              See accompanying notes to financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Eight months
                                                               ended August 31,            Year ended December 31,
                                                               ----------------  --------------------------------------------
                                                                     2002            2001            2000            1999
                                                               ----------------  ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                             $     (9,778)    $     34,811    $    (20,545)   $    (11,524)
  Adjustments to reconcile net loss (income) to cash
   used in operating activities:
  Operating Activities:
     Depreciation and amortization                                     2,574            6,070           5,907           6,551
     Amortization of discount on notes payable                            39              219             394             393
     Amortization of license rights                                    1,748            1,368              --              --
     Extraordinary item - non-cash portion                                --          (56,682)             --              --
     Inventory write-down to net realizable value                         --            4,693              --              --
     Provision for bad debts                                             803            1,056           1,477           4,294
     Non-cash compensation                                               532               --              --              --
     Amortization of deferred service revenues                        (5,376)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                        3,615              212            (874)         (3,050)
     Decrease (increase) in inventory                                    477            5,610          (3,924)          3,629
     Decrease (increase) in deferred product costs                     3,054            6,477         (17,176)             --
     Increase (decrease) in accounts payable                             358           (5,475)          5,561          (8,931)
     (Decrease) increase in deferred product revenues                 (2,491)          (7,605)         20,941              --
     (Decrease) increase in accrued expenses and other
       current liabilities                                            (3,638)          (4,512)            365          (9,255)
     Net book value of equipment retired                                  --               --              --           1,950
     Other                                                            (2,153)           1,373             387          (1,702)
                                                                ------------     ------------    ------------    ------------
          Net cash used in operating activities                      (10,236)         (12,385)         (7,487)        (17,645)
                                                                ------------     ------------    ------------    ------------

Cash flows from investing activities:
     Additions to network, equipment, and software                    (1,251)          (1,587)         (2,600)         (3,103)
     Proceeds from sale of assets                                      2,740               --              --              --
     Liquidation of pledged securities                                    --               --          12,705          12,083
     (Increase) decrease in short-term investments                    (3,543)          (4,134)         12,601          (2,893)
     Purchase of license rights                                           --           (1,215)             --              --
                                                                ------------     ------------    ------------    ------------
          Net cash provided by (used in) investing activities         (2,054)          (6,936)         22,706           6,087
                                                                ------------     ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from sale of service contract                           11,510               --              --              --
     Proceeds from exercise of stock options                             485               --             255             264
     Proceeds from issuance of common stock                               --            9,450              --              --
     Payments on capital leases                                          (47)              --              --              --
     Common stock repurchased                                             --              (15)             --              --
                                                                ------------     ------------    ------------    ------------
          Net cash provided by financing activities                   11,948            9,435             255             264
                                                                ------------     ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents                        (342)          (9,886)         15,474         (11,294)
Cash and cash equivalents, beginning of year                          10,755           20,641           5,167          16,461
                                                                ------------     ------------    ------------    ------------
Cash and cash equivalents, end of year                                10,413           10,755          20,641           5,167
                                                                ============     ============    ============    ============
Supplemental cash flow information:
     Interest paid                                              $        997     $      6,539    $     12,974    $     12,974
                                                                ============     ============    ============    ============
     Taxes paid                                                 $         --     $        995    $         --    $         --
                                                                ============     ============    ============    ============

Non-cash investing and financing activities:
     Note receivable received as proceeds from sale of
       assets and service contract                              $     12,000     $         --    $         --    $         --
                                                                ============     ============    ============    ============
     Receivable held in escrow received as proceeds from
       sale of assets and service contract                      $      1,000     $         --    $         --    $         --
                                                                ============     ============    ============    ============
     Purchases of assets through capital leases                 $        224     $         --    $         --    $         --
                                                                ============     ============    ============    ============
     Fair value of License Rights acquired in exchange for
       28,000,000 shares of common stock                        $         --     $     38,000    $         --    $         --
                                                                ============     ============    ============    ============
     Fair Value of Senior Notes exchanged for 12,670,497
       shares of common stock                                   $         --     $     20,273    $         --    $         --
                                                                ============     ============    ============    ============

                 See accompanying notes to financial statements.

                  MINORPLANET SYSTEMS USA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)

                                                       Preferred Stock           Common Stock          Common Stock - Class B
                                                      -----------------    ----------------------    -------------------------
                                                      Shares     Amount       Shares       Amount      Shares        Amount
                                                      ------    -------    -----------    -------    -----------   -----------

Stockholders' equity (deficit) at December 31, 1998    1,000    $    --      5,042,188    $    51             --   $        --
     Exercise of stock options                                                  44,245         --
     Net loss
                                                      ------    -------    -----------    -------    -----------   -----------
Stockholders' equity (deficit) at December 31, 1999    1,000         --      5,086,433         51             --            --
     Exercise of stock options                                                  41,323         --
     Conversion of Series D Preferred Stock to
            Class B Common Stock                      (1,000)        --                                    1,000            --
     Net loss
                                                      ------    -------    -----------    -------    -----------   -----------
Stockholders' equity (deficit) at December 31, 2000       --         --      5,127,756         51          1,000            --
     Conversion of Class B Common to Common                                    320,000          3         (1,000)
     Issuance of Series E Preferred Stock                  1         --                                                     --
     Common Stock issued to Minorplanet UK                                  30,000,000        300
     Common Stock issued in Note Exchange                                   12,670,497        127
     Common Stock repurchased
     Net income
                                                      ------    -------    -----------    -------    -----------   -----------
Stockholders' equity at December 31, 2001                  1         --     48,118,253        481             --            --
     Exercise of stock options                                                 306,707          3
     Acceleration of vesting on stock options
     Net loss
                                                      ------    -------    -----------    -------    -----------   -----------
Stockholders' equity at August 31, 2002                    1    $    --     48,424,960    $   484             --   $        --
                                                      ======    =======    ===========    =======    ===========   ===========


                                                       Additional        Treasury Stock
                                                        Paid-in     -------------------------    Accumulated
                                                        Capital       Shares        Amount         Deficit         Total
                                                      -----------   -----------   -----------    -----------    -----------

Stockholders' equity (deficit) at December 31, 1998   $   149,682        62,399   $      (547)   $  (175,977)   $   (26,791)
     Exercise of stock options                                264                                                      264
     Net loss                                                                                        (11,524)       (11,524)
                                                      -----------   -----------   -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 1999       149,946        62,399          (547)      (187,501)       (38,051)
     Exercise of stock options                                255                                                       255
     Conversion of Series D Preferred Stock to                                                                           --
            Class B Common Stock                                                                                         --
     Net loss                                                                                        (20,545)       (20,545)
                                                      -----------   -----------   -----------    -----------    -----------
Stockholders' equity (deficit) at December 31, 2000       150,201        62,399          (547)      (208,046)       (58,341)
     Conversion of Class B Common to Common                    (3)                                                       --
     Issuance of Series E Preferred Stock                       1                                                         1
     Common Stock issued to Minorplanet UK                 47,625                                                    47,925
     Common Stock issued in Note Exchange                  19,671                                                    19,798
     Common Stock repurchased                                            13,400           (15)                          (15)
     Net income                                                                                       34,811         34,811
                                                      -----------   -----------   -----------    -----------    -----------
Stockholders' equity at December 31, 2001                 217,495        75,799          (562)      (173,235)        44,179
     Exercise of stock options                                482                                                       485
     Acceleration of vesting on stock options                 532                                                       532
     Net loss                                                                                         (9,778)        (9,778)
                                                      -----------   -----------   -----------    -----------    -----------
Stockholders' equity at August 31, 2002               $   218,509        75,799   $      (562)   $  (183,013)   $    35,418
                                                      ===========   ===========   ===========    ===========    ===========


                 See accompanying notes to financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW

         Minorplanet Systems USA, Inc., a Delaware Corporation (the "Company") develops and implements mobile communications solutions, including integrated voice, data and position location services. The initial application for the Company's wireless enhanced services has been developed for, and is marketed and sold to, companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R) . There were no significant revenues from TrackWare(R) during 2000, 2001, or during the eight months ended August 31, 2002. During the first quarter of 2001, the Company began marketing and selling 20/20V(TM), a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace. There were no significant revenues from 20/20V during 2001 or during the eight months ended August 31, 2002. During the third quarter of 2001, the Company commenced marketing the Vehicle Management Information (TM) ("VMI") product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") market in the United States.

         On March 15, 2002, the Company completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("Series 5000") customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The two companies also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market (See Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Effective April 10, 2000, HighwayMaster Communications, Inc. changed its corporate name to @Track Communications, Inc. On July 22, 2002, after approval from its majority shareholder, Minorplanet Systems PLC, the Company's name was changed from @Track Communications Inc. to Minorplanet Systems USA, Inc. The consolidated financial statements include those of Minorplanet Systems USA Inc., its wholly-owned subsidiaries, HighwayMaster of Canada, LLC, Caren
(292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates Inherent in the Preparation of Financial Statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

         The Company recognizes revenue from its long haul trucking Series 5000 mobile units, Trackware, and 20/20V products under the provisions of Staff Accounting Bulletin No. 101 ("SAB 101"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the life of the estimated customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions Deferred Product Revenue - Current Portion and Deferred Product Revenue Non-current Portion. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Prior to 2000, revenues from product sales and licensing of product software were generally recognized at the time the products were shipped to customers unless the sales arrangement required specific product acceptance by the customer, in which case revenues were recognized upon the receipt by the Company of such acceptance.

         Under sales arrangements which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products, if terms of the sales arrangement gives the customer right of acceptance. Sales arrangements recognized under this method relate primarily to products delivered under the Service Vehicle Contract.

         The VMI product includes both hardware and software components. Due to the interdependency of the functionality of the elements, revenue recognition is governed by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Currently, the Company resells cellular airtime to customers of its VMI products. Therefore, in accordance with SAB 101, the Company defers VMI product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions Deferred Product Revenue - Current Portion and Deferred Product Revenue Non-current Portion.

         The Company provides lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company's revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.

         Service revenue generally commences upon product installation and is recognized ratably over the period such services are provided.

Shipping and Handling Fees and Costs

         The Company records amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of "Product Revenues" and "Cost of Product Revenues" respectively.

Deferred Product Costs

         The Company defers certain product costs (generally consisting of the direct cost of product sold and installation costs) for its sales contracts determined to require deferral accounting under the provisions of SAB 101 and SOP 97-2. The related deferred costs are classified as a current and long term asset on the balance sheet under the captions Deferred Product Costs - Current Portion and Deferred Product Costs Non-current Portion. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Costs." Such terms range from one to ten years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively.

Financial Instruments

         The Company considers all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material during the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000, and 1999.

         The carrying amount of cash and short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         Accounts receivable generated from equipment sales are generally secured by the respective mobile units shipped to the customer. Allowances have been provided for amounts that may eventually become uncollectible and to provide for any disputed charges. During the eight months ended August 31, 2002, one customer and Aether Systems (see Note 4), accounted for approximately 65% of total revenues. During the twelve months ended December 31, 2001, 2000 and 1999, one customer accounted for approximately 41%, 47%, and 38% respectively, of total revenues.

         The Company's bad debt expense as a percent of total revenues was 1.9% for the eight months ended August 31, 2002 and 1.4%, 1.4% and 4.5% for the twelve months ended December 31, 2001, 2000, and 1999, respectively. The reduction in bad debt expense since 1999 is primarily due to changes in the Company's operating policies and the general improvement in the creditworthiness of the customer base as a result of the significant sales to one customer noted above.

Inventories

         Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on a usage formula for component parts and specific identification criteria for finished goods.

Valuation of Long-Lived Assets

         Management evaluates the recoverability of the Company's long-lived assets under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS 144"). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset.

         Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

         o  significant negative industry trends,

         o  significant changes in technology,

         o  significant underutilization of the asset, and

         o significant changes in how the asset is used or is planned to be used.

Network, Equipment and Software

         Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally range from three to seven years. Maintenance and repairs are charged to operations, while renewals or betterments are capitalized.

Research and Development Costs

         The Company expenses research and development costs as incurred. During the eight months ended August 31, 2002 the Company expensed $675,000, payable to a related party, in research and development costs for new products that is reflected in "Engineering Expenses" in the Consolidated Statements of Operations. During the twelve months ended December 31, 2001, 2000 and 1999, the Company expensed $3,091,000, $2,181,000 and $1,241,000, respectively, in research and development costs for new products that is reflected in "Engineering Expenses" in the Consolidated Statements of Operations. The 2001 amount included $525,000 paid to a related party.

Capitalized Software Costs

         In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during 2001, 2000 and 1999 were $672,000, $1,019,000 and $774,000, respectively. There were no additions to capitalized software during the eight months ended August 31, 2002.

License Rights

         Management accounts for the License Rights in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The License Rights acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

         Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the License Rights are being amortized over a 15-year life. SFAS 142 requires management to evaluate the remaining useful life of the License Rights each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the License Rights' remaining useful life changes, the remaining carrying amount of the License Rights is amortized prospectively over that revised remaining useful life.

         In accordance with SFAS 144, management also tests for impairment losses on the License Rights consistent with the policies discussed above in "Valuation of Long-Lived Assets".

Advertising Costs

         Advertising costs are expensed as incurred. During the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000 and 1999, the Company expensed $362,000, $633,000, $962,000 and $554,000, respectively, in advertising costs that are reflected in "Sales and Marketing Expenses" in the Consolidated Statements of Operations.

Income Taxes

         The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting For Income Taxes." Deferred income taxes are calculated using an asset and liability approach wherein deferred taxes are provided for the tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Earnings Per Share

         The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net income (loss) per basic share was computed by dividing net income (loss) by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is computed using the "Treasury Stock Method." The Company's potentially dilutive securities have been excluded from the weighted average number of shares outstanding, since their effect would be anti-dilutive.

         Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected June 5, 2001, as described in Note 3.

Reporting Comprehensive Income

         The accompanying consolidated financial statements do not include any items of other comprehensive income.

New Accounting Standards

         In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections". Management believes this new accounting standard will have no material impact on the financial position of the Company.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Management believes this new accounting standard will have no material impact on the financial position of the Company.

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

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United

Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC ("MacKay"), dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK, which is now the majority stockholder of the Company. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. As a result of this transaction, Minorplanet UK beneficially owns approximately 62% of the outstanding shares of the Company's common stock (on a non-fully diluted basis), which is now the sole voting security of the Company. The "License Rights" acquired are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

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

         The foregoing transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

4. SALE OF ASSETS

         On March 15, 2002, the Company completed the Sale to Aether. As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million is included on the Company's balance sheet as of August 31, 2002 in other current assets and will be held in escrow and released to the Company during the next fiscal year provided certain conditions are met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002 (the "Note"). The preferred stock could then be converted to common stock using a prescribed formula that compensates for fluctuations in the stock price so that the Company would be able to convert and sell in the open market Aether common stock equal to $12 million. The consideration for the Sale was determined through arms length negotiation between the Company and Aether.

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

         On May 9, 2002, Aether notified the Company of its election to pay the second $4 million installment under the Amended Note in cash extending the installment due date under the Amended Note originally due on May 14, 2002 to June 12, 2002. On May 10, 2002, the Company received the initial $4 million installment under the Amended Note in cash from Aether. On June 12, 2002, the Company received the second $4 million installment under the Amended Note in cash from Aether. On June 9, 2002, Aether notified the Company of its election to pay the third $4 million installment under the Amended Note in cash extending the installment due date under the Amended Note originally due on June 14, 2002 to July 12, 2002. On July 12, 2002, the Company received the third $4 million installment under the Amended Note in cash from Aether.

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

5. LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities was $10.2 million and $12.4 million for the eight months ended August 31, 2002 and the twelve months ended December 31, 2001 respectively. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         As of August 31, 2002, the Company had $18.1 million in cash and short-term investments representing an increase from December 31, 2001 of $3.2 million. This increase is primarily attributable to $14.2 million in cash received as consideration for the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses offset by net cash used in operating and other investing activities. As a result of the Recapitalization in June 2001, the Company has reduced its Senior Notes due in 2005 in the principal amount of $80 million and its related annual cash outflow for interest service by $11 million. In addition, the Company believes the acquisition of the License Rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service (see Note 4 to the Consolidated Financial Statements attached hereto).

Critical success factors in Management's plans to achieve positive cash flow from operations include:

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 21 million vehicles. Currently, management believes this market is approximately 5 percent penetrated with asset tracking and vehicle information management solutions.

     o Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

     o Renewal of the contract with SBC. At August 31, 2002, the Company had approximately 37,500 units in service with the SBC Companies that accounted for approximately 55% of the Company's installed base, including network services subscribers. The current contract with the SBC Companies expires on January 30, 2003 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies.

     o Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

         Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next 12 months. If cash generated from operations is not sufficient to meet its working capital requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available, which in this case, the Company may be required to reduce the scope of its operations which could negatively impact its financial condition and operating results.

6. CHANGE IN FISCAL YEAR END

         On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31st. Accordingly, the Company is presenting audited financial statements for the eight-months ended August 31, 2002, the "transition period", in this Form 10-K. The following table provides unaudited condensed financial information for the same period of the prior year (in thousands except per share).

                                                            Eight months ended
                                                                August 31,
                                                      ----------------------------
                                                                        Unaudited
                                                          2002            2001
                                                      ------------    ------------

Revenues                                              $     41,956    $     52,666

Cost of revenues                                            25,464          35,928
                                                      ------------    ------------
Gross profit                                                16,492          16,738
                                                      ------------    ------------
Expenses                                                    26,111          26,132

    Operating loss                                          (9,619)         (9,394)

Interest income                                                457             420
Interest expense                                            (1,411)         (6,642)
Other expense                                                 (183)
                                                      ------------    ------------
    Loss before income taxes and extraordinary item        (10,756)        (15,616)
Income tax benefit                                             978              --
                                                      ------------    ------------
    Loss before extraordinary item                          (9,778)        (15,616)
Extraordinary item (Note 2)                                     --          59,461
                                                      ------------    ------------
Net (loss) income                                     $     (9,778)   $     43,845
                                                      ============    ============

Basic and diluted income (loss) per share:
Loss before extraordinary item                        $      (0.20)   $      (0.88)
  Extraordinary item                                            --            3.36
                                                      ------------    ------------
Net income (loss) per share                           $      (0.20)   $       2.48
                                                      ============    ============
Weighted average number of shares outstanding:
   Basic and diluted                                        48,233          17,649
                                                      ============    ============

7. CHANGE IN ACCOUNTING PRINCIPLE

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

         The Company sells mobile communications systems and related enhanced mobile communications and management information services that are provided through the Company's proprietary network. With respect to the Series 5000 mobile units sold to the Company's long-haul trucking customers, these units function only when used in conjunction with the Company's proprietary network. Accordingly, in accordance with SAB 101, the Company changed its product revenue recognition policy for sales to long-haul trucking customers, to defer product revenue previously recognized upon shipment and instead recognize such revenue ratably over the longer of the term of the service contract or the estimated life of the customer relationship. Such terms range from three to ten years. Product costs are also deferred and amortized over such period. The product revenues and related costs are portrayed in the accompanying Consolidated Statements of Operations as "Ratable Product Revenues" and "Ratable Product Costs," respectively.

         The effect of the adoption of SAB 101 in 2000 was to increase income before extraordinary item by approximately $1,441,000 or $0.30 per share. SAB 101 has been adopted as the cumulative effect of a change in accounting principle, effective January 1, 2000. The cumulative effect of the change as of such date resulted in an increase to the net loss recognized in 2000 of approximately $5,206,000. This has been reported as "Cumulative effect of accounting change" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000. Pro forma amounts assuming the new revenue recognition method is applied retroactively are as follows ( in thousands except per share).

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

8. UNUSUAL ITEMS

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

         During 1999, the earning process was culminated and the Company recognized product revenues of $29.7 million on the mobile units delivered under the Service Vehicle Contract. Included in 1999 "Cost of Product Revenues" in the accompanying Consolidated Statements of Operations is a warranty provision of $3.5 million, that was the estimated cost to be incurred to repair a defective subcomponent in the mobile units, which has since been fully utilized.

9. SEVERANCE AND AUTOLINK(R) TERMINATION COSTS

         During the third quarter of 1998, the Company announced that it was halting the development of its AutoLink(R) service. As a consequence, the Company recorded a charge of $2,431,000 to recognize asset impairments and record estimated amounts to be incurred to extinguish contractual obligations associated with the AutoLink(R) program.

         During 1998, the Company recorded $2,926,000 in severance costs related to two reorganizations. Severance costs of $445,000 relate to a reduction in the number of employees, announced in the second quarter of 1998, primarily reflecting the elimination of redundancies that had been necessary as a result of having customers served by both the AT&T Complex and the NSC. During the third quarter of 1998, the Company announced a number of key management and structural changes designed to more closely align the Company's expenditures with its revenues. As a result of this announcement and the AutoLink(R) announcement, the Company reduced its workforce by approximately 25% and recorded charges of $2,481,000 for obligations under employment contracts and severance payments to terminated employees. The following is a summary of activity relating to Severance and AutoLink(R) termination costs payable (in thousands).

Balance at December 31, 1997                                       $         --
    1998 Activity:
         Accrued Severance and AutoLink termination costs          $      5,357
         Cash payments for severance and contractual obligations         (2,895)
         Asset write-offs                                                  (434)
                                                                   ------------
Balance at December 31, 1998                                              2,028
    1999 Activity:
         Cash payments for severance and contractual obligations         (1,839)
         Restored to income                                                (189)
                                                                   ------------
Balance at December 31, 1999                                       $         --
                                                                   ============

10. CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments consist of the following (in thousands):

                                              August 31,    December 31,   December 31,
                                                 2002           2001           2000
                                             ------------   ------------   ------------

Cash and commercial paper                    $      2,381   $      4,854   $     11,196
Money market accounts                               8,032          5,901          9,445
                                             ------------   ------------   ------------
     Cash and cash equivalents                     10,413         10,755         20,641
                                             ============   ============   ============

U.S. Government and agency notes and bonds          5,786          1,295             --
Commercial paper                                    1,891          2,839             --
                                             ------------   ------------   ------------
     Short-term investments                         7,677          4,134             --
                                             ============   ============   ============

11. INVENTORIES

Inventories consist of the following (in thousands):

                                      August 31,    December 31,   December 31,
                                         2002           2001           2000
                                     ------------   ------------   ------------

Complete systems                     $        886   $      1,403   $      3,240
Component parts                               695          1,510          5,919
Equipment shipped not yet accepted             --             --          4,057
                                     ------------   ------------   ------------
                                     $      1,581   $      2,913   $     13,216
                                     ============   ============   ============

         During 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines. The Trackware product line was designed to more efficiently utilize trailer assets. Due to the economic downturn, trucking companies had an excess of trailers in their fleets; thus, utilization of these assets was not an issue for many trucking companies, and management believed that significant demand for the Trackware product would not increase in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product.

12. LICENSE RIGHTS

         As part of the Recapitalization, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. The license covers rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet UK. Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 15-year life. As of August 31, 2002, the unamortized value of the license rights was $36,100,000, which is net of $3,116,000 accumulated amortization. Amortization of the license rights charged to expense during the eight months ended August 31, 2002 and the year ended December 31, 2001 was $1,748,000 and $1,368,000 respectively.

13. NETWORK, EQUIPMENT, AND SOFTWARE

Network, equipment and software consist of the following (in thousands):

                                                   August 31,     December 31,    December 31,
                                                      2002            2001            2000
                                                  ------------    ------------    ------------

Network service center                            $     15,508    $     15,506    $     15,031
Computers and office equipment                           5,585           5,275           7,308
Machinery and equipment                                  1,811           2,016           3,123
Software                                                 5,330           6,026           6,684
                                                  ------------    ------------    ------------
                                                        28,234          28,823          32,146
Less: accumulated depreciation and amortization        (21,809)        (20,240)        (19,295)
                                                  ------------    ------------    ------------
                                                  $      6,425    $      8,583    $     12,851
                                                  ============    ============    ============

         Total depreciation and amortization expense charged to operations during the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000 and 1999 was $2,574,000, $5,854,000, $5,455,000 and $6,099,000,
respectively.

         As of August 31, 2002, December 31, 2001 and December 31, 2000, the unamortized portion of software costs was $835,000, $1,752,000 and $2,144,000, respectively. Amortization of such costs charged to expense during the eight months ended August 31, 2002 and the years ended December 31, 2001, 2000 and 1999 was $727,000, $1,568,000, $1,191,000 and $1,487,000, respectively.

14. OTHER ASSETS

         During February of 2002, the Company began providing lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk.

         The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company's revenue recognition policy. The components of the net investment in sales-type leases, contained within other assets on the Company's balance sheet, as of August 31, 2002 are as follows (in thousands):

Minimum lease payments receivable          $      1,393
Less:  Allowance for uncollectibles                (189)
                                           ------------
                                                  1,204
                                           ------------

Less:  Unearned interest income                    (464)

                                           ------------
Net investment in sales-type leases        $        740
                                           ============

         Total minimum lease payments receivable on sales-type leases as of August 31, 2002 are as follows (in thousands):



Fiscal Year Ending August 31,
2003                                        $        347
2004                                                 344
2005                                                 316
2006                                                 240
2007                                                 146
                                            ------------

  Total minimum lease payments receivable   $      1,393
                                            ============


         Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of August 31, 2002 are as follows (in thousands):

Fiscal Year Ending August 31,
 2003                                       $        389
 2004                                                304
 2005                                                228
 2006                                                 74
 2007                                                 48
                                            ------------
  Total minimum rental payments             $      1,043
                                            ============

         Equipment held under operating leases as of August 31, 2002 was $554,000, net of $34,000 accumulated depreciation.

         Other assets on the Company's balance sheet also include prepaid expenses, miscellaneous receivables, and debt issue costs related to the issuance of the Senior Notes, net of accumulated amortization. Such costs are amortized over the term of the related debt. As of August 31, 2002, other assets also included a deferred asset associated with the Company's related party liability under a consulting agreement with Minorplanet Limited (see Note 20 ).

15. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                           August 31,   December 31,   December 31,
                                             2002           2001           2000
                                         ------------   ------------   ------------

Accrued warranty costs                   $        392   $        626   $      1,469
Unearned revenue                                   --          1,615             --
Provision for settlement of litigation          1,681          1,581             --
Other                                           3,916          5,475          7,357
                                         ------------   ------------   ------------
                                         $      5,989   $      9,297   $      8,826
                                         ============   ============   ============

         During the first quarter of 2001, the outsource manufacturer (the "Vendor") that supplies substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The ultimate liability in connection with this settlement will not be known until December 31, 2002. Based on information currently available, the Company has recorded a provision of $2.2 million as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of August 31, 2002. As part of the settlement, the Company will continue to use the Vendor as a manufacturer.

16. SENIOR NOTES

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 820,750 shares of common stock at $9.625 per share. Of the gross proceeds, $120,814,000 was allocated to the Senior Notes and $4,186,000 was allocated to the warrants. Interest is payable on the Senior Notes semi-annually on March 15 and September 15. The Company used a portion of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities that provided funds sufficient to pay in full when due the scheduled interest payments on the Senior Notes through September 15, 2000. The Indenture for the Senior Notes contained certain covenants that, among other things, limited the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions.

         The Senior Notes are redeemable by the Company at any time on or after September 15, 2001 at redemption prices declining annually from 110.313% of principal amount in 2001 to 100.000% of principal amount in 2004, plus accrued and unpaid interest. Prior to September 15, 2001, the Company could redeem up to 35% in the aggregate principal amount of the Senior Notes at a redemption price of 113.75% of the principal amount thereof, plus accrued and unpaid interest with the net proceeds of a qualifying equity offering (as defined).

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

         At August 31, 2002, the $14,333,000 of Senior Notes outstanding was recorded at the accreted value of $14,148,000. The Senior Notes have an effective interest rate of 14.1%.

         The fair value of the Senior Notes was less than their carrying amount at August 31, 2002, December 31, 2001, and December 31, 2000. The principal amount of the Senior Notes is $1,000 per individual Senior Note. The Senior Notes are publicly traded but purchases and sales of the Senior Notes are infrequent.

17. INCOME TAXES

The components of the income tax provision are as follows (in thousands).

                              Eight months
                            ended August 31,         Year ended December 31,
                                  2002            2001         2000         1999
                            ----------------   ----------   ----------   ----------
Current:
     Federal                   $     (978)     $       --   $       --   $       --
     State                             --              --           --           --
                               ----------      ----------   ----------   ----------
                                     (978)             --           --           --

Deferred:
     Federal                           --              --           --           --
     State                             --              --           --           --
                               ----------      ----------   ----------   ----------

Income Tax Expense (Benefit)   $     (978)     $       --   $       --   $       --
                               ==========      ==========   ==========   ==========

         During the year ended December 31, 2001, the Company paid $978,000 to the Internal Revenue Service for alternative minimum tax purposes. The $978,000 payment was reflected as an expense in 2001 and was netted against the extraordinary gain (See Note 3). During the eight month period ended August 31, 2002, a new tax law was enacted that changed certain aspects of the alternative minimum tax. As a result of a tax law change, the Company does not owe any federal taxes to the Internal Revenue Service for the year ended December 31, 2001. As of August 31, 2002, the Company has recorded a receivable for these taxes and has reflected the $978,000 as a current year income tax benefit on the Company's Consolidated Statement of Operations.

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands).

                                         August 31,             December 31,
                                            2002            2001            2000
                                        ------------    ------------    ------------
Deferred tax assets:
     Step-up of tax basis in assets     $         --    $         --    $      1,390
     Research and development credit              --              --             205
     Recapitalization costs                       --              --             167
     Deferred revenue                          3,425             897           1,280
     Allowance for doubtful accounts           1,031           1,208           2,484
     Accrued interest                             --              --             332
     Other accrued liabilities                 1,146           1,078           1,360
     Inventory write-downs                       102           3,317             408
     Intangible Assets                           958             952              --
     Net operating loss carryforwards         53,550          49,297          62,177
     Alternative minimum tax credit               --             839              --
                                        ------------    ------------    ------------
     Gross deferred tax assets                60,212          57,588          69,803
     Valuation allowance                     (58,706)        (55,910)        (67,256)
                                        ------------    ------------    ------------
     Net deferred tax assets                   1,506           1,678           2,547

Deferred tax liabilities:
     Depreciation                             (1,506)         (1,678)         (2,160)
      Other                                       --              --            (387)
                                        ------------    ------------    ------------
     Gross deferred tax liabilities           (1,506)         (1,678)         (2,547)
                                        ------------    ------------    ------------
Net deferred tax asset                  $         --    $         --    $         --
                                        ============    ============    ============

         There was a net increase in the valuation allowance of $2,796,000 during the eight months ended August 31, 2002.

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below (in thousands).

                                          Eight
                                       months ended
                                        August 31,            Fiscal year ended December 31,
                                           2002            2001            2000            1999
                                       ------------    ------------    ------------    ------------

Income tax at federal statutory rate   $     (3,657)   $     (8,381)   $     (6,985)   $     (3,918)
Valuation allowance                           2,796           8,458           6,851           3,904
Other                                          (117)            (77)            134              14
                                       ------------    ------------    ------------    ------------
      Provision for income taxes       $       (978)   $         --    $         --    $         --
                                       ============    ============    ============    ============

         At August 31, 2002, the Company had net operating loss carryforwards aggregating approximately $157.5 million, that expire in various years between 2008 and 2021. The utilization of these net operating losses will be limited pursuant to Internal Revenue Code Section 382 and may cause some amount of the carryforwards to expire unutilized.

18. STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Common Stock

         On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, par value $0.01. As of August 31, 2002, 48,424,960 and
48,349,161 shares of common stock were issued and outstanding respectively.

Series E Preferred Stock

         On June 5, 2001, the Company authorized the issuance of 20,000 shares of Series E Preferred Stock, par value $0.01, and issued one share of Series E Preferred Stock. The Series E Preferred Stock has a liquidation preference of $1,000 per share and is entitled to the payment of annual dividends at the rate of 7% per share. The Series E Preferred Stock does not have any voting, conversion or preemptive rights. One share of Series E Preferred Stock was issued and outstanding at August 31, 2002.

Conversion of Series D Preferred Stock to Series B Common Stock

         Southwestern Bell Wireless Holdings, Inc., now known as Cingular Wireless, LLC, a joint venture in which SBC Communications Inc., ("SBC") is a lead venturer, owned all of the outstanding shares of Series D Participating Convertible Preferred Stock ("Series D Preferred Stock").

         Pursuant to the purchase agreement by and between the Company as Issuer and SBC as Investor, dated September 27, 1996, certain events were triggered with respect to the Company's Series D Preferred Stock owned by SBC upon the occurrence of "Regulatory Relief." Effective July 11, 2000, SBC received final approval from the Federal Communications Commission to provide long distance service in the State of Texas, and, accordingly, "Regulatory Relief" occurred, as confirmed by SBC on September 18, 2000. As a result of the occurrence of "Regulatory Relief", the 1,000 shares of Series D Preferred Stock automatically converted into 1,000 shares of Class B Common Stock.

         Each outstanding share of Class B Common Stock was convertible into 320 shares of Common Stock at the option of SBC. The Class B Common Stock was entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock are then convertible. The holders of Common Stock and Class B Common Stock generally had identical voting rights, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them were then convertible. In addition, the holders of Class B Common Stock were entitled to elect one director of the Company (or two directors if SBC and its affiliates beneficially own at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and would have the right to approve certain actions on the part of the Company. On June 4, 2001, SBC converted its Class B Common Stock to 320,000 shares of common stock. In connection with the consummation of the June 21, 2001 Purchase Agreement, the Company restated its Certificate of Incorporation eliminating the Class B Common Stock.

         SBC held warrants that entitled SBC to purchase (i) 600,000 shares of Common Stock at an exercise price of $70.00 per share and (ii) 400,000 shares of Common Stock at an exercise price of $90.00 per share. The warrants expired unexercised on September 27, 2001.

Equity Compensation Plan and Other

         The following table summarizes information about the company's equity compensation plan at August 31, 2002:


                                              (a)                       (b)                          (c)
                                                                                             Number of securities
                                                                                           remaining available for
                                   Number of securities to be     Weighted average       future issuance under equity
                                    issued upon exercise of      exercise price of            compensation plans
                                      outstanding options,      outstanding options,        (excluding securities
Plan Category                         warrants and rights       warrants, and rights       reflected in column(a))
-------------                      --------------------------   --------------------     ----------------------------

Equity compensation plans
approved by security holders                 2,577,664             $         1.59                    3,700,282

Equity compensation plans
not approved by security holders                    --                         --                           --
                                        --------------             --------------               --------------
                                             2,577,664             $         1.59                    3,700,282
                                        ==============             ==============               ==============


         Pursuant to a 1994 Stock Option Plan, as amended (the "Plan"), options may be granted to employees for the purchase of an aggregate of up to 7,208,000 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Plan. Generally, options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options issued under the Plan. Had compensation cost been determined based on the fair value of the options as of the grant dates for awards under the Plan consistent with the method provided by SFAS No 123, "Accounting for Stock-Based Compensation," the Company's net income
(loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands except per share).

                                               For the Eight Months
                                                 Ended August 31,                 For the Year Ended December 31,
                                               --------------------    -----------------------------------------------------
                                                      2002                 2001                2000                 1999
                                               --------------------    ------------        ------------         ------------
Net income (loss)              As Reported        $     (9,778)        $     34,811        $    (20,545)        $    (11,524)
                               Pro Forma          $    (10,576)        $     32,093        $    (21,188)        $    (12,222)

Net income (loss) per share -
basic and diluted              As reported        $      (0.20)        $       1.25        $      (4.06)        $      (2.31)
                               Pro-forma          $      (0.22)        $       1.15        $      (4.20)        $      (2.45)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows.

                                 For the Year Ended December 31,
                           --------------------------------------------
                               2001            2000            1999
                           ------------    ------------    ------------
Dividend                             --              --              --
Expected volatility               97.31%          92.31%          83.83%
Risk free rate of return           5.20%           5.89%           6.05%
Expected life in years              6.0             6.0             6.0

         A summary of the changes in the Company's Plan for the eight months ended August 31, 2002 and the twelve months ended December 31, 2001, 2000, and 1999 is presented below:

                                                  2002                       2001                       2000
                                        ------------------------   ------------------------   ------------------------
                                                       Weighted                   Weighted                   Weighted
                                                        Average                    Average                    Average
                                                       Exercise                   Exercise                   Exercise
                                           Shares       Price        Shares         Price       Shares         Price
                                        ----------    ----------   ----------    ----------   ----------    ----------

Outstanding at beginning of period       3,805,829    $     1.59      330,924    $     1.38      341,464    $     1.36
Granted                                         --            --    3,670,316          1.61       63,900          1.51
Exercised                                 (306,707)         1.58           --            --      (41,323)         1.23
Forfeited                                 (921,458)         1.60     (195,411)         1.48      (33,117)         1.58
                                        ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at end of period             2,577,664    $     1.59    3,805,829    $     1.59      330,924    $     1.38
                                        ==========    ==========   ==========    ==========   ==========    ==========
Options exercisable at end of period       923,034    $     1.57      283,212    $     1.46      153,189    $     1.32
                                        ==========    ==========   ==========    ==========   ==========    ==========
Weighted average fair value of
    options granted during the period           --    $       --           --    $     1.28           --    $     1.18
                                        ==========    ==========   ==========    ==========   ==========    ==========


                                                  1999
                                        ------------------------
                                                       Weighted
                                                        Average
                                                       Exercise
                                          Shares         Price
                                        ----------    ----------

Outstanding at beginning of period         389,318    $     3.50
Granted                                    158,048          1.60
Exercised                                  (44,245)         1.19
Forfeited                                 (161,657)         6.82
                                        ----------    ----------
Outstanding at end of period               341,464    $     1.36
                                        ==========    ==========
Options exercisable at end of period       112,075    $     1.29
                                        ==========    ==========
Weighted average fair value of
    options granted during the period           --    $     1.60
                                        ==========    ==========

The following table summarizes information about stock options outstanding under the Plan at August 31, 2002:

                                         Options Outstanding                        Options Exercisable
                         -------------------------------------------------    ------------------------------
                         Number of    Weighted Average    Weighted Average    Number of     Weighted Average
Range of Option Price     Options      Remaining Life      Exercise Price      Options       Exercise Price
---------------------    ---------    ----------------    ----------------    ---------     ----------------

   $1.00 to $1.19           67,666          1.9                $   1.06         67,342           $ 1.06
   $1.41 to $1.78        2,498,198          4.8                    1.60        845,252             1.60
   $2.03 to $2.19           11,800          2.7                    2.14         10,440             2.16
                         ---------          ---                --------        -------           ------
                         2,577,664          4.7                $   1.59        923,034           $ 1.57
                         =========          ===                ========        =======           ======

         Effective March 15, 2002, two of the Company's executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002 (see Note 4). As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in a new measurement date. The stock options no longer qualified for treatment under APB Opinion No. 25; therefore, in accordance with SFAS No. 123, compensation expense in the amount of $0.5 million was recorded and is reflected in the Company's financial statements.

         A director of the Company holds options granted on June 22, 1998 outside of the Plan to purchase 760 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at August 31, 2002. The Company applied APB Opinion No. 25 in accounting for these options and therefore no compensation cost associated with the issuance of these options has been recognized. The options expire six years from the date of grant.

         The Company granted warrants for the purchase of 1,600 shares of common stock at a price of $5.63 per share on March 31, 2000. The Company applied SFAS No 123 in accounting for these warrants. All of these warrants are exercisable at August 31, 2002 and the warrants have no expiration date.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the "Retirement Plan") covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Retirement Plan to include a mandatory employer matching. Matching contributions during the eight months ended August 31, 2002 and the twelve months ended December 31, 2001 and 2000 were $114,100, $236,000 and $220,000 respectively. The Company did not make matching contributions to the Retirement Plan in 1999.

19. COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases for the fiscal years ending August 31 are as follows (in thousands).

2003            $     2,800
2004                  1,922
2005                  1,520
2006                  1,083
2007                  1,083
2008                    902
                -----------
                $     9,310
                ===========

         During the eight months ended August 31, 2002 and the twelve months ended December 31, 2001, 2000 and 1999, total rent expense charged to operating expenses was approximately $1,362,000, $1,423,000, $1,322,000 and $1,413,000,
respectively.

20. RELATED PARTY TRANSACTIONS

         Minorplanet UK owns 62 percent of the Company's outstanding common stock and thus controls the Company. Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

                                  For the Eight Months         For the Year
                                    Ended August 31,        Ended December 31,
                                         2002                      2001
                                  --------------------      ------------------

Research and development costs        $        667             $        525
Contract service expenses             $        641             $         --
                                      ------------             ------------
                                      $      1,308             $        525
                                      ============             ============

                                         As of August 31,   As of December 31,
                                               2002                2001
                                         ----------------   ------------------
Other current assets                       $        794        $         --
Other current liabilities                  $        248        $        511
Other non-current liabilities              $        880        $         --

         The Company currently pays Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet UK. The research and development costs in the above table represent the annual $1.0 million fee pro-rated for the eight months ended August 31, 2002 and the six months, after the Recapitalization, ended December 31, 2001 respectively.

         On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive sales and marketing consulting services for the three-month period from August 23, 2002 to November 22, 2002. Under terms of the agreement, the Company is not required to pay the initial consulting fees totaling $880,000 unless and until the Company has filed a Form 10K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2002 a contingent liability for $880,000 payable to Minorplanet Limited was included on the Company's consolidated balance sheet under other non-current liabilities. The associated deferred asset in the amount of $794,000, which is net of $86,000 current year amortization, is reflected in other current assets on the Company's consolidated balance sheet.

         Other current liabilities in the above table primarily include the unpaid portion of the contract services and research and development costs as of August 31, 2002 and December 31, 2001.

         Prior to the consummation of the Recapitalization, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the shareholder agreement executed upon its purchase of the Company's common stock. As a result of the Recapitalization, such control provisions were eliminated, and SBC Wireless LLC is no longer a related party.

         Certain affiliates of SBC Wireless LLC, which are wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the twelve months ended December 31, 1999, the twelve months ending December 31, 2000, and the six months ended June 30, 2001, the periods when it was a related party, are summarized below (in thousands).

                                       2001           2000           1999
                                   ------------   ------------   ------------
Revenues                           $     15,331   $     47,713   $     35,878

21. SEGMENT REPORTING

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes accounting standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS 131 beginning with the effective date of January 1, 1998.

         During the third quarter of 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the automatic vehicle location ("AVL") marketplace in the United States. During 2001, the Company focused its efforts on development of a business plan and staffing and training of personnel to execute the business plan beginning in January 2002. During this development period, the Company did not produce discrete VMI income statement or balance sheet information. Therefore, one segment was presented in 2001. For the eight-month transition period ended August 31, 2002, the Company began executing the business plan and producing discrete income statement and balance sheet financial information for review by management. As a result, two segments are disclosed below, and the Company has restated the corresponding items of segment financial information for 2001.

         The Company's reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company's two reportable segments are VMI and Network Service Center Systems ("NSC Systems").

         VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system ("GPS") to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 21 million vehicles.

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract. The Company also provides mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM). These products use the Company's Network Service Center to relay voice and messages between the mobile units and the customer's dispatchers.

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

The following tables set forth segment financial information (in thousands).

                                                            Eight Months Ended August 31, 2002
                                                         NSC Systems       VMI         Consolidated
                                                        ------------   ------------    ------------
Revenues                                                $     40,786   $      1,170    $     41,956
Operating income (loss)                                        7,657        (17,276)         (9,619)
Interest expense                                               1,411             --           1,411
Interest income                                                  347            110             457
Depreciation and amortization                                  2,503          1,819           4,322
Income tax benefit                                               978             --             978
Net income (loss)                                              7,388        (17,166)         (9,778)
Total assets                                                  38,665         42,738          81,403
Capital expenditures                                             966            285           1,251
Other significant non-cash items:
  Note receivable received as proceeds from
    sale of assets and service contract                       12,000             --          12,000
  Receivable held in escrow received as
    proceeds from sale of assets and service contract          1,000             --           1,000
  Purchases of assets through capital leases                     224             --             224

                                                          Twelve Months Ended December 31, 2001
                                                      NSC Systems         VMI         Consolidated
                                                      ------------    ------------    ------------
Revenues                                              $     77,349    $        131    $     77,480
Operating loss                                             (12,549)         (5,247)        (17,796)
Interest expense                                             6,157           1,198           7,355
Interest income                                                501              --             501
Depreciation and amortization                                6,068           1,370           7,438
Extraordinary item, net                                     59,461                          59,461
Net income (loss)                                           40,058          (5,247)         34,811
Total assets                                                48,255          39,342          87,597
Capital expenditures                                         1,478             109           1,587
Other significant non-cash items:
  Fair Value of License Rights acquired in exchange
    for 28,000,000 shares of common stock                       --          38,000          38,000
  Principal amount of Senior Notes exchanged for
    12,670,497 shares of common stock                       20,273              --          20,273

         During the eight months ended August 31, 2002, Aether Systems (see Note
4) and one customer within the NSC Systems segment, accounted for $27.4 million or approximately 65% the Company's total revenues. During the twelve months ended December 31, 2001, one customer within the NSC Systems segment accounted for $32.1 million, or approximately 41% of total revenues.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited, condensed quarterly results of operations for 2002, 2001 and 2000 are as follows (in thousands, except per share amounts). Due to the change in fiscal year end (see Note 6), results for the short two-month period ending August 31, 2002 are also presented below:

                                                                                      Two Months
                                                         First          Second          Ending
2002                                                    Quarter        Quarter        August 31,
----                                                 ------------    ------------    ------------

Total revenues                                       $     14,982    $     15,621    $     11,353
Gross profit                                                6,520           6,093           3,879
Operating loss                                             (3,991)         (3,098)         (2,530)
Loss before income tax benefit                             (4,425)         (3,515)         (2,816)
Income tax benefit                                             --              --             978
Net loss                                                   (4,425)         (3,515)         (1,838)

Basic and diluted loss per share                     $      (0.09)   $      (0.07)   $      (0.04)
Weighted average shares outstanding:
      Basic and diluted                                    48,057          48,328          48,349

                                                         First          Second          Third          Fourth
2001                                                    Quarter        Quarter         Quarter         Quarter
----                                                 ------------    ------------    ------------    ------------

Total revenues                                       $     22,436    $     17,212    $     19,472    $     18,360
Gross profit                                                7,640           4,475           6,646           1,888
Operating income (loss)                                    (2,423)         (5,874)         (1,996)         (7,503)
Loss before extraordinary item                             (5,582)         (8,699)         (2,406)         (7,963)
Extraordinary item                                             --          59,461              --              --
Net income (loss)                                          (5,582)         50,762          (2,406)         (7,963)
Basic and diluted income (loss) per share:
      Before extraordinary item                      $      (1.10)   $      (0.88)   $      (0.05)   $      (0.17)
      Extraordinary item                             $         --    $       6.03    $         --    $         --
      Basic and diluted income (loss)                $      (1.10)   $       5.15    $      (0.05)   $      (0.17)

Weighted average shares outstanding:
      Basic and diluted                                     5,065           9,849          48,056          48,047

                                                         First           Second          Third           Fourth
2000                                                    Quarter         Quarter         Quarter         Quarter
----                                                 ------------    ------------    ------------    ------------

Total revenues                                       $     16,312    $     26,257    $     29,780    $     29,781
Gross profit                                                5,944           8,955           9,461           7,097
Operating income (loss)                                    (1,793)            (27)            492          (3,583)
Loss before cumulative effect of accounting change         (4,466)         (3,003)         (2,588)         (5,282)
Cumulative effect of accounting change                     (5,206)             --              --              --
Net loss                                                   (9,672)         (3,003)         (2,588)         (5,282)
Basic and diluted loss per share:
      Before cumulative effect                       $      (0.89)   $      (0.59)   $      (0.51)   $      (1.04)
      Cumulative effect of accounting change         $      (1.03)             --              --              --
      Basic and diluted loss per share               $      (1.92)   $      (0.59)   $      (0.51)   $      (1.04)
Weighted average shares outstanding                         5,038           5,064           5,065           5,065

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE,
VALUATION AND QUALIFYING ACCOUNTS


To the Board of Directors and Stockholders of Minorplanet Systems USA, Inc.
Dallas, Texas


Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements, as of and for the eight month period ended August 31, 2002, taken as a whole. The supplemental schedule, listed in the table of contents on page 33, is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of the Company's management. Such schedule, as of and for the eight month period ended August 31, 2002, has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements, as of and for the eight month period ended August 31, 2002, and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements, as of and for the eight month period ended August 31, 2002, taken as a whole. The 2001, 2000 and 1999 schedules were subjected to auditing procedures by other auditors who have ceased operations. Those auditors, referred to above, stated that such information was fairly stated in all material respects when considered in relation to the basic 2001, 2000 and 1999 financial statements taken as a whole in their report dated March 15, 2002.


DELOITTE & TOUCHE LLP

Dallas, Texas
November 12, 2002

REPORT OF PREVIOUS INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS TRANSITION REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS TRANSITION REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS TRANSITION REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.

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


ARTHUR ANDERSEN LLP


Dallas, Texas
March 15, 2002

                                   SCHEDULE II

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                ($ IN THOUSANDS)

                                                                Additions
                                                 Balance at    Charged to
                                                Beginning of    Costs and                                     Balance at
              Description                          Period        Expenses       Deductions        Other      End of Period
              -----------                       ------------   ------------    ------------    ------------  -------------

Year ended December 31,1999
       Allowance for doubtful accounts
              Accounts receivable                      9,528          4,294          (6,374)                         7,448
       Warranty reserve                                  384          3,914            (365)             --          3,933
       Severance and AutoLink
               termination costs payable               2,028           (189)         (1,839)             --             --
       Valuation allowance against
              deferred tax asset                      56,501          3,904               0              --         60,405

Year ended December 31, 2000
       Allowance for doubtful accounts
              Accounts receivable                      7,448          1,477          (1,620)                         7,305
       Warranty reserve                                3,933          1,208          (3,672)             --          1,469
       Valuation allowance against
              deferred tax asset                      60,405          6,851               0              --         67,256

Year ended December 31, 2001
       Allowance for doubtful accounts
              Accounts receivable                      7,305          1,056          (4,807)             --          3,554
       Warranty reserve                                1,469          1,406          (2,249)                           626
       Provision for settlement of litigation             --          2,100            (519)             --          1,581
       Valuation allowance against
              deferred tax asset                      67,256          8,458         (19,804)                        55,910

Eight months ended August 31, 2002
       Allowance for doubtful accounts
              Accounts receivable                      3,554            155            (866)             --          2,843
       Warranty reserve                                  626            660            (795)                           491
       Provision for settlement of litigation          1,581            100                              --          1,681
       Valuation allowance against
              deferred tax asset                      55,910          3,635            (839)                        58,706

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         TITLE
-------        -----

  2.1    -     Stock Purchase and Exchange Agreement by and between the Company,
               Minorplanet Systems PLC and Mackay Shields LLC, dated February
               14, 2001.(21)
  2.2    -     Asset Purchase Agreement by and between the Company and Aether
               Systems, Inc. dated March 15, 2002.(22)
  3.1    -     Restated Certificate of Incorporation of the Company, as amended.
               (29)
  3.2    -     Second Amended and Restated By-Laws of the Company.(20)
  4.1    -     Specimen of certificate representing Common Stock, $.01 par value, of the Company.(1)
  4.2    -     Indenture dated September 23, 1997 by and among the Company,
               HighwayMaster Corporation and Texas Commerce Bank, National
               Association (the "Indenture").(8)
  4.3    -     First Supplemental Indenture, dated June 20, 2001, to the
               Indenture.(28)
  4.4    -     Pledge Agreement dated September 23, 1997, by and among the
               Company, Bear, Stearns & Co. Inc. and Smith Barney Inc.(8)
  4.5    -     Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co.
               Inc. and Smith Barney Inc.(8)

  4.9    -     Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith
               Barney, Inc.(8)
 10.1    -     Registration Rights Agreement by and between the Company,
               Minorplanet Systems PLC and Mackay Shields LLC, dated as of June
               21, 2001.(23)
 10.2    -     Exclusive License and Distribution Agreement by and between
               Minorplanet Limited, (an @Track subsidiary) and Mislex (302)
               Limited, dated June 21, 2001.(20)
 10.3    -     Amended and Restated 1994 Stock Option Plan of the Company, dated
               February 4, 1994.(1)(4)(5)
 10.4    -     Amendment No. 1 to the Amended and Restated 1994 Stock Option
               Plan.(24)
 10.5    -     Amendment No. 2 to the Amended and Restated 1994 Stock Option
               Plan.(25)
 10.6    -     Amendment No. 3 to the Amended and Restated 1994 Stock Option
               Plan.(30)
 10.7    -     Stock Option Agreement, dated June 22, 1998, by and between the
               Company and John Stupka.(10)
 10.8    -     Product Development Agreement, dated December 21, 1995, between
               HighwayMaster Corporation and IEX Corporation.(2)(3)
 10.9    -     Software Transfer Agreement, dated April 25, 1997, between
               HighwayMaster Corporation and Burlington Motor Carriers,
               Inc.(6)(7)
10.10    -     Lease Agreement, dated March 20, 1998, between HighwayMaster
               Corporation and Cardinal Collins Tech Center, Inc.(9)
10.11    -     Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith.(10)
10.12    -     Agreement No. 980427 between Southwestern Bell Telephone Company,
               Pacific Bell, Nevada Bell, Southern New England Telephone and
               HighwayMaster Corporation executed on January 13, 1999. (11)(12)
10.13    -     Administrative Carrier Agreement entered into between
               HighwayMaster Corporation and Southwestern Bell Mobile Systems,
               Inc. on March 30, 1999.(11)(12)
10.14    -     Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999.(11)(12)
10.15    -     Second Addendum to Agreement entered into between HighwayMaster
               Corporation and International Telecommunications Data Systems,
               Inc. on February 4, 1999.(11)(12)
10.16    -     Stock Option Agreement dated June 24, 1999, by and between the
               Company and J. Raymond Bilbao.(13)
10.17    -     Fleet-on-Track Services Agreement entered into between GTE
               Telecommunications Services Incorporated and HighwayMaster
               Corporation on May 3, 1999.(13)(14)
10.18    -     Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao.(15)
10.19    -     Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith.(15)
10.20    -     Limited Liability Company Agreement of HighwayMaster of Canada,
               LLC executed March 3, 2000.(16)
10.21    -     Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation.(17)(18)
10.22    -     Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd.(18)
10.23    -     Stock Option Agreement dated July 18, 2001, by and between the
               Company and J. Raymond Bilbao.(19)
10.24    -     Stock Option Agreement dated June 21, 2001, by and between the
               Company and J. Raymond Bilbao.(19)
10.25    -     Stock Option Agreement dated July 18, 2001, by and between the
               Company and W. Michael Smith.(19)
10.26    -     Stock Option Agreement dated June 21, 2001, by and between the
               Company and W. Michael Smith.(19)

10.27    -     Employment Agreement, dated June 21, 2001, between J. Raymond
               Bilbao and the Company.(20)
10.28    -     Employment Agreement, dated June 21, 2001, between W. Michael
               Smith and the Company.(20)
10.29    -     Agreement No. 980427-03, dated January 31, 2002 between SBC
               Ameritech, SBC Pacific Bell, SBC Southern New England Telephone,
               SBC Southwestern Bell Telephone, L.P. and the Company.(27)(28)
10.30    -     Agreement and General Release Between the Company and Todd A.
               Felker dated October 8, 2002.(31)
10.31    -     Agreement and Mutual Release Between the Company and Jana A. Bell
               dated September 24, 2002.(31)
 11.0    -     Statement Regarding Computation of Per Share Earnings.(31)
 16.1    -     Letter from Arthur Andersen to the SEC (Omitted pursuant to Item
               304T of Regulation S-K)
 21.1    -     List of Subsidiaries of Registrant(31)
 23.1    -     Consent of Deloitte & Touche LLP(31)
 99.0    -     Receipt of representation from Arthur Andersen, LLP (26)
 99.1    -     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
               Andrew Tillman, Chief Executive Officer(31)
 99.2    -     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W.
               Michael Smith, Executive Vice President and Chief Financial
               Officer(31)

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

     (29) Incorporated by reference to Exhibit A to the information statement contained in the Company's Definitive Schedule 14C filed with the SEC on June 27, 2002.

     (30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ending June 30, 2002.

     (31) Filed herewith.