Form 10-KT/A
period 2002-08-31
MINORPLANET SYSTEMS USA
filed 2002-12-30
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                 Amendment No. 1

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

YES    NO  X .
   ---    ---

The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 27, 2002 was $4,970,088.*


         The number of shares outstanding of Registrant's Common Stock was 48,349,161 as of December 27, 2002.

------------------

        * Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 27, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                          Minorplanet Systems USA, Inc.

                                   FORM 10-K/A
           For the Eight Month Transition Period Ended August 31, 2002

                                      INDEX


                                                                                         Page
                                                                                         ----

PART III
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................1
         ITEM 11.  EXECUTIVE COMPENSATION .................................................4
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ........................14
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................17

         Minorplanet Systems USA, Inc. ("Minorplanet USA") is filing this Amendment Number 1 to the transition report for the eight month transition period ended August 31, 2002 that was filed with the Securities and Exchange Commission on November 27, 2002 for the sole purpose of adding the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K in accordance with General Instruction E(3) to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ORGANIZATION OF THE BOARD OF DIRECTORS AND MEETINGS

         Minorplanet USA's board of directors consists of Michael D. Abrahams, Gerry C. Quinn, John T. Stupka, Robert D. Kelly, Sir Martin W. Jacomb and Michael Beverley each of whom was elected at the 2002 annual meeting of stockholders. Effective August 25, 2002, Jana Bell resigned her position as a member of the board of directors of Minorplanet USA to pursue other business interests. Effective November 30, 2002, Sir James Spooner resigned his position as a member of the board of directors of Minorplanet USA.

         Of the six member of Minorplanet USA's board of directors, two directors, Robert D. Kelly and Michael D. Abrahams, were designated by, and are employees of, Minorplanet USA's majority stockholder, Minorplanet Systems PLC, for election to Minorplanet USA's board of directors pursuant to rights granted to it pursuant to the related Stock Purchase and Exchange Agreement dated February 14, 2001. Sir Martin Jacomb is a non-employee director of Minorplanet Systems PLC. See "Certain Relationships and Related Transactions" beginning on page 17 and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" on page 14. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

               MINORPLANET USA'S DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         GERRY C. QUINN - DIRECTOR SINCE JUNE 22, 1995

         Mr. Quinn, age 53, served as President of The Eighteen Wheeler Corporation and The F.B.R. Eighteen Corporation, both of which were affiliates of Minorplanet USA, from April 1992 until February 1994. Mr. Quinn has served as President of The Erin Mills Investment Corporation, since July 1989, a real estate development company and stockholder of Minorplanet USA since September 1989. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently, Mr. Quinn is also a director of MotorVac Technologies, Inc.

         JOHN T. STUPKA - DIRECTOR SINCE JUNE 22, 1998

         Mr. Stupka, age 53, is currently self-employed providing consulting services. From January 15, 2000 until August 2002, he served as President -Wireless Solutions and President for WorldCom. From August 1996 until October 1999 Mr. Stupka served as President, Chief Executive Officer and as a director of SkyTel Communications, Inc., formerly known as Mobile Telecommunication Technologies Corp. Prior to joining SkyTel, Mr. Stupka served as Senior Vice President - Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of Southwestern Bell Mobile Systems, Inc. from November 1985 to August 1995.

         ROBERT D. KELLY MA, FCA - DIRECTOR SINCE JUNE 21, 2001

         Mr. Kelly, age 41, currently serves as Financial Director of Minorplanet Systems PLC, a position held since July 1, 2000. Mr. Kelly also currently serves as a Director on the Board of Directors of and as Secretary of Minorplanet Systems PLC and its wholly-owned subsidiary, Minorplanet Limited, positions he has held since July 1, 2000. Mr. Kelly also currently serves on the Board of Directors of FirstNet Services Ltd. Prior to joining Minorplanet Systems PLC in July 2000, Mr. Kelly served as European Financial Director for Caudwell Communications Group Limited for one year and as Finance Director for Kunick Leisure Limited for eleven years. Mr. Kelly is an Oxford law graduate, who qualified as a chartered accountant with Coopers & Lybrand.

         MICHAEL BEVERLEY DL, DA, SCA, SRSA - DIRECTOR SINCE MARCH 22, 2002

         Mr. Beverley, age 54, retired on August 31, 2001 from Arthur Andersen LLP. Mr. Beverley had served as a partner with Arthur Andersen since 1985, finally serving as Managing Partner-UK Regions immediately prior to his retirement. Mr. Beverley currently serves as a director of Opera North Limited and West Yorkshire Police Community. Mr. Beverley previously served as a director of Arthur Andersen & Co. Nominees and Arthur Andersen Investments Limited.

         MICHAEL D. ABRAHAMS CBE, DL - DIRECTOR SINCE MAY 21, 2002

         Mr. Abrahams, age 65, currently serves as executive chairman of the board of directors of Minorplanet Systems PLC. Mr. Abrahams also currently serves as a director of The Rank Foundation Limited, M.D. Abrahams & Co., Trustees of the London Clinic Limited, Prudential Staff Pensions Limited, Bagendon Nominees Limited, H.S.B.S. Investments Limited, The Rank Foundation, Kingston Communications (Hull) PLC, Minorplanet Limited, and the London Clinic Development Limited. Mr. Abrahams has previously served at deputy chairman of Prudential PLC.

         SIR MARTIN W. JACOMB - DIRECTOR SINCE MAY 21, 2002

         Sir Jacomb, age 73, currently serves as a non-executive member of the board of directors of Minorplanet Systems PLC. Sir Jacomb also currently serves as chairman of Delta PLC, The British Council of the Oxford Playhouse Limited and Five Arrows Limited, and as a director of Prudential PLC, Canary Wharf Group PLC, the Oxford Playhouse Trust, Pasley-Tyler Holdings PLC, Rio Tinto Pension Fund Trustees and Oxford Playhouse Productions Limited. Sir Jacomb has previously served as a director of the Royal Opera House Covent Garden Limited, as chairman of Prudential PLC and as a member of the Court of the Bank of England.

EXECUTIVE OFFICERS

         Except as disclosed under "Employment Agreements" below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

         DAVID H. BAGLEY - VICE PRESIDENT OF NETWORK OPERATIONS OF MINORPLANET
         USA

         Mr. Bagley, age 48, joined Minorplanet USA in October 1992 as Director of Field Services and has since held several director-level positions which utilized his 27 years of telecommunications experience prior to assuming his current role of Vice President Network Operations in December of 1999. Before joining Minorplanet USA, Mr. Bagley served as Vice President, South Central Division at Comstock Communications from 1987 to 1992. From 1973 to 1987, Mr. Bagley held various operational and technical management positions at Southwestern Bell Telecom, United Technologies Communications Company and General Dynamics Communications Company.

         J. RAYMOND BILBAO - SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY OF MINORPLANET USA

         Mr. Bilbao, age 36, was initially employed by Minorplanet USA in June 1997 as Associate General Counsel. He served in that position until February 1999, when he was promoted to General Counsel and Secretary. Mr. Bilbao assumed his current role of Senior Vice President, General Counsel and Secretary in June of 2001 being primarily responsible for all legal and human resources matters. From September 1996 to June 1997, Mr. Bilbao was a Senior Associate Attorney at Neligan & Averch, LLP, a Dallas-based law firm, where he represented technology clients in corporate and litigation matters. From September 1995 to September 1996, Mr. Bilbao was employed by Value-Added Communications, Inc., a Dallas-based telecommunications company, last serving as its Vice President and General Counsel. Mr. Bilbao also previously served as an associate attorney at the law firms of Haney & Tickner, P.C. and Renfro, Mack & Hudman, P.C. In 1992, Mr. Bilbao earned his Juris Doctor degree from St. Mary's University in San Antonio, Texas, where he served as a writer for the St. Mary's Law Journal. Mr. Bilbao is licensed to practice law in Texas and is admitted to practice before the United States District Court for the Northern District of Texas.

         ROBERT J. LAMBERT, JR. - VICE PRESIDENT OF INFORMATION TECHNOLOGY OF MINORPLANET USA

         Mr. Lambert, age 44, was originally employed by Minorplanet USA as Director of Information Systems in September 1997. Mr. Lambert transitioned into the role of director of Revenue Assurance and Billing, using his 20 years of information systems and operations experience to successfully manage the billing and collection operations for Minorplanet USA's entire customer base prior to assuming his current role as Vice President of Information

Technology. From 1995 to 1997, Mr. Lambert served as director of Retail Operations for CellStar, where he was responsible for the financial and operational focus of the $100+ million organization. From 1986 to 1995, he was employed at KPMG Peat Marwick as a Senior Consulting Manager.

         JEFFREY MORRIS - GENERAL OFFICER OF MINORPLANET USA

         Mr. Morris, age 43, joined Minorplanet USA as General Officer on August 26, 2002 with responsibility for sales and marketing in the North America. Mr. Morris is a founding director of Minorplanet Systems PLC and has been involved in all aspects of the development of Minorplanet Systems PLC since 1996. Mr. Morris has served as a director on the board of directors of Minorplanet Systems PLC since 1996. Mr. Morris currently serves as Chief Executive Officer of Minorplanet Systems PLC serving in such position since August of 2002.

         W. MICHAEL SMITH - EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF MINORPLANET USA

         Mr. Smith, age 37, joined Minorplanet USA in November 1998 as Executive Vice President, Chief Financial Officer and Treasurer. Previously, Mr. Smith served as Vice President of Finance and Chief Financial Officer for TPN, Inc., a provider of digital satellite programming from 1997 to 1998. Mr. Smith was employed by AT&T Wireless Services from 1994 to 1997, where he served as Director of Financial Planning and Control from 1994 to 1996 and as Director of Finance and Controller from 1996 to 1997. Prior to his employment at AT&T Wireless, Mr. Smith practiced public accounting for Arthur Anderson & Co., last serving as a financial consultant and audit manager primarily representing high technology clients. Mr. Smith earned a Masters in Accounting at the University of North Texas and is a Certified Public Accountant.

         RONALD THOMPSON - VICE PRESIDENT OPERATIONS OF MINORPLANET USA

         Mr. Thompson, age 53, joined Minorplanet USA in June of 1999 as Director of Installation and Service, subsequently serving as Director of Manufacturing Operations prior to assuming his current role of Vice President Operations in April of 2002. Mr. Thompson has over 17 years of experience in manufacturing, service, installation and distribution. Previously, Mr. Thompson served in various roles with AfterMarket Technology Corp./Autocraft Industries/Fred Jones Companies for over 4 years last serving as Vice President of Operations - Logistics Services SBU. Prior thereto, Mr. Thompson was employed by DSS, Inc. as Vice President of Finance and Administration for over 10 years. Mr. Thompson was formerly a Certified Public Accountant.

         ANDREW TILLMAN -CHIEF EXECUTIVE OFFICER OF MINORPLANET USA

         Mr. Tillman, age 44, joined Minorplanet USA on August 26, 2002 as Chief Executive Officer. Mr. Tillman is a founding director of Minorplanet Systems PLC and has served on its Board of Directors since its incorporation in 1996. Mr. Tillman was instrumental in the design and development of the original VMI system and still works closely with research and development being directly involved in new product development. After assisting with the operational design of the initial infrastructures for information technology, customer support and marketing departments, Mr. Tillman assumed the role of Operations Director of Minorplanet Systems PLC in 1997 with responsibility for internal systems and infrastructures ensuring efficient product delivery serving in such capacity until 1999. Mr. Tillman currently serves as Partnerships Director for Minorplanet Systems PLC and is responsible for establishing and maintaining strategic partnerships.

         Other than Jeffrey Morris and Andrew Tillman who are cousins, there are no family relationships among the directors and executive officers of Minorplanet USA that require disclosure.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Minorplanet USA indemnifies each person who is or was a director, officer, employee or agent of Minorplanet USA, or serves at Minorplanet USA's request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, judgments, fines and amounts incurred in that capacity.

         Minorplanet USA will indemnify only for actions taken:

         o in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of Minorplanet USA; or

         o        with respect to criminal proceedings, not unlawful.

         Minorplanet USA will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. Minorplanet USA's bylaws specifically provide that the indemnification rights granted thereunder are nonexclusive. In accordance with Minorplanet USA's bylaws, Minorplanet USA has purchased insurance on behalf of its directors and officers in amounts it believes to be reasonable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act of 1934 requires Minorplanet USA's directors and executive officers, and persons who own more than ten percent of a registered class of Minorplanet USA's equity securities to file with the SEC initial statements of beneficial ownership of securities and subsequent changes in beneficial ownership. Minorplanet USA's officers, directors and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish Minorplanet USA with copies of all Section 16(a) forms they file.

         To Minorplanet USA's knowledge, based solely on a review of the copies of such reports furnished to Minorplanet USA and written representations that no other reports were required, during the eight month transition period ended August 31, 2002, its officers, directors and greater-than-ten-percent beneficial owners timely complied with all Section 16(a) filing requirements applicable to them. However, Andrew Tillman, our newly appointed Chief Executive Officer, and Jeffrey Morris, our General Officer failed to timely file their initial Form 3 filings which were due in September of 2002 ultimately making such filings in November and December of 2002 respectively.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Standard Arrangements. The board of directors has the authority to fix the compensation of directors. Minorplanet USA's bylaws provide that directors may be reimbursed for reasonable expenses for their services to Minorplanet USA, and may be paid either a fixed sum for attendance at each board of directors meeting or a stated annual director fee. Minorplanet USA currently reimburses its directors for travel expenses. In addition, Minorplanet USA provides its non-employee directors with an annual director's fee ranging from $25,000 to $60,000 annually as follows:

           DIRECTOR                       ANNUAL DIRECTOR'S FEE
           ---------                      ---------------------
       Michael Beverley                          $60,000
       Michael Abrahams                          $     0(1)
         Robert Kelly                            $25,000
          Gerry Quinn                            $30,000
          John Stupka                            $30,000
       Sir Martin Jacomb                         $     0(1)

          (1) Sir Martin Jacomb and Michael Abrahams have waived their rights to receive a director's fee.

         In addition to their annual director's fees, during the eight month transition period ended August 31, 2002, John Stupka and Gerry Quinn each received an additional one-time director's fee in the amount of $30,000 and Michael Beverley received an additional one-time director's fee in the amount of $60,000 for participation on board committees.

         On June 22, 1998, Minorplanet USA granted John Stupka non-qualified options to purchase 3,798 shares of common stock at an exercise price of $2.50 per share. These options were not granted under Minorplanet USA's 1994 stock option plan, and therefore, unlike options granted under the 1994 stock option plan, such options have not been registered under the Securities Act of 1933.

COMPENSATION OF CERTAIN EXECUTIVE OFFICERS

         Summary Compensation Table

         The following is a table describing compensation awarded, paid to or earned, for each of the last three full fiscal years and the eight month transition period beginning January 1, 2002 and ended August 31, 2002, by Minorplanet USA's: (a) Chief Executive Officer; (b) former Chief Executive Officer; (c) other four most highly compensated executive officers during the eight month transition period ended August 31, 2002; and (d) former executive officers employed for only a portion of the eight month transition period ended August 31, 2002, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of the eight month transition period. Some of the persons named below are employed by Minorplanet USA under an employment agreement. Those agreements are described on pages 8 and 9. Some of the persons named below are no longer employed by Minorplanet USA as noted below.

                                                                                     Long Term
                                                                                   Compensation
                                                                                      Awards
                                                                  Annual           -------------
                                                               Compensation         Securities
                                                           ---------------------    Underlying       All Other
Name and                                                    Salary       Bonus       Options/       Compensation
Principal Position                              Year       (Dollars)   (Dollars)   SARs (shares)      (Dollars)
------------------                             ------      ---------   ---------   -------------    ------------

Andrew Tillman                                  2002*             --          --              --              --
Chief Executive Officer                         2001              --          --              --              --
for Minorplanet USA                             2000              --          --              --              --
                                                1999              --          --              --              --

Jana A. Bell(1)                                 2002*        213,668          --              --         175,000
President and Chief Executive Officer           2001         301,407     108,000         692,834              --
for Minorplanet USA                             2000         300,000     120,000              --          83,916
                                                1999         300,000     187,500              --              --

Robert LaMere(2)                                2002*         32,038          --              --         230,227
Senior Vice President Transportation            2001         153,785          --         394,120              --
Systems for Minorplanet USA                     2000         147,870      39,998          20,000              --
                                                1999         139,000      20,850           1,000              --

C. Marshall Lamm(3)                             2002*         35,417          --              --         214,005
Senior Vice President Operations for            2001         169,166          --         493,400              --
Minorplanet USA                                 2000         148,750      42,480          40,000              --
                                                1999          93,333      26,000          75,000              --

Todd A. Felker(4)                               2002*        130,309          --              --         115,135
Senior Vice President Sales and Marketing       2001         173,250      39,200         486,920              --
for Minorplanet USA                             2000         165,000      42,660          20,000              --
                                                1999         150,000      82,087          68,000

W. Michael Smith                                2002*        119,066          --              --              --
Executive Vice President, Chief Financial       2001         170,100      39,800         485,120              --
Officer and Treasurer for Minorplanet USA       2000         162,961      43,011          20,000              --
                                                1999         150,000      33,000           1,000              --

J. Raymond Bilbao(5)                            2002*        119,000          --              --              --
Senior Vice President, General Counsel          2001         163,377      40,200         495,840              --
and Secretary for Minorplanet USA               2000         130,000      35,490          20,000          42,324
                                                1999         120,000      29,777          68,000              --

David Bagley(6)                                 2002*         85,066      20,000              --              --
Vice President, Network Operations for          2001         115,000      15,077          21,000              --
Minorplanet USA                                 2000         100,000      13,163           5,000          55,031
                                                1999          82,104          --           2,501              --



         For the Transition Period beginning January 1, 2002 and ended August 31, 2002.

         (1) Ms. Bell received compensation as the result of her exercise of stock options and sale of shares of common stock of Minorplanet USA acquired through her stock option exercise in 2000. Effective August 25, 2002, Mrs. Bell resigned her employment with Minorplanet USA to pursue other business interests. On September 24, 2002, Ms. Bell executed an Agreement and General Release with Minorplanet USA in exchange for a separation payment paid by Minorplanet USA to Ms. Bell in the amount of $175,000 and the immediate vesting of 691,834 stock options which were previously unvested. On October 22, 2002, all stock options then held by Ms. Bell were forfeited.

         (2) Effective March 15, 2002, Mr. LaMere resigned his employment with Minorplanet USA in connection with the asset sale to Aether Systems, Inc. consummated March 15, 2002. On March 15, 2002, Mr. LaMere executed an Agreement and General Release with Minorplanet USA in exchange for a separation payment paid by Minorplanet USA to Mr. LaMere in the amount of $116,107, an additional $8,380 in vacation pay and the immediate vesting of 131,107 stock options which were previously unvested. Additionally, Mr. LaMere forfeited 262,613 unvested stock options. During the eight month transition period ended August 31, 2002, Mr. LaMere received $105,740 in compensation as a result of his exercise of 138,387 stock options and sale of shares of common stock of Minorplanet USA acquired through such stock option exercises.

         (3) Effective March 15, 2002, Mr. Lamm resigned his employment with Minorplanet USA in connection with the asset sale to Aether Systems consummated March 15, 2002. On March 15, 2002, Mr. Lamm executed an Agreement and General Release with Minorplanet USA in exchange for a separation payment paid by Minorplanet USA to Mr. Lamm in the amount of $128,350, an additional $6,619 in vacation pay and the immediate vesting of 164,400 stock options which were previously unvested. Additionally, Mr. Lamm forfeited 328,800 unvested stock options. During the eight month transition period ended August 31, 2002, Mr. Lamm received $79,036 in compensation as a result of his exercise of 148,400 stock options and sale of shares of common stock of Minorplanet USA acquired through such stock option exercises.

         (4) Effective September 10, 2002, Mr. Felker's employment with Minorplanet USA was terminated. On October 8, 2002, Mr. Felker executed an Agreement and General Release with Minorplanet USA in exchange for a separation payment paid by Minorplanet USA to Mr. Felker in the amount of $115,135, and the immediate vesting of 485,920 stock options which were previously unvested. On November 9, 2002, all stock options then held by Mr. Felker were forfeited.

         (5) Mr. Bilbao received compensation as a result of his exercise of stock options and sale of shares of common stock of Minorplanet USA acquired through his stock option exercises in 2000.

         (6) Mr. Bagley received compensation as a result of his exercise of stock options and sale of shares of common stock of Minorplanet USA acquired through his stock option exercises in 2000.

         Stock Options. Minorplanet USA grants stock options to certain of its executive officers and employees under the 1994 stock option plan. During the eight month transition period ended August 31, 2002, Minorplanet USA did not grant any stock options under the 1994 stock option plan. As of August 31, 2002, options representing 2,577,664 shares remained outstanding under the 1994 stock option plan, and options to purchase 3,700,282 shares remained available for grant thereunder. Also, options representing 3,798 shares originally granted to John Stupka, a director on Minorplanet USA's board of directors, on June 22, 1998 and not governed by a the 1994 stock option plan, remained outstanding and fully vested.

         Option Grants in Last Fiscal Year


         During the eight month transition period ended August 31, 2002, no stock options were granted to Minorplanet USA's: (a) Chief Executive Officer;
(b) former Chief Executive Officer; (c) other four most highly compensated executive officers during the eight month transition period ended August 31, 2002; and (d) former executive officers employed for only a portion of the eight month transition period ended August 31, 2002, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of such eight month transition period.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

The following table sets forth:

         o the number of options exercised during the eight month transition period ended August 31, 2002 by the: (a) Chief Executive Officer; (b) former Chief Executive Officer; (c) other four most highly compensated executive officers during the eight month transition period ended August 31, 2002; and
                  (d) former executive officers employed for only a portion of the eight month transition period ended August 31, 2002, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of the eight month transition period;

         o        the number of options held by them as of August 31, 2002; and

         o the value of unexercised and exercised options held by them as of August 31, 2002, calculated as the closing price per share of the common stock on the last trading day of the eight month transition period, which was $0.95, less the option exercise price, multiplied by the number of shares.

                           Option Exercises
                                 During
                           Transition Period            Number of
                         Ended August 31, 2002     Securities Underlying     Value of Unexercised
                        -----------------------     Unexercised Options      In-the-Money Options
                         Number of                   at August 31, 2002       at August 31, 2002
                          Shares                    ---------------------    ---------------------
                        Acquired on      Value                    Unexer-                  Unexer-
      Name               Exercise      Realized     Exercisable   cisable    Exercisable   cisable
      ----              -----------    --------     -----------   -------    -----------   -------
  Andrew Tillman                 --          --              --        --             --        --

   Jana A. Bell                  --          --         750,400        --              0         0

   Todd Felker                   --          --          14,280   485,920              0         0

  Marshall Lamm             148,800    $ 79,036              --        --              0         0

  Robert LaMere             138,387    $105,740              --        --              0         0

 W. Michael Smith                --          --          16,280   484,720              0         0

J. Raymond Bilbao                --          --           5,560   495,440              0         0

   David Bagley                  --          --          10,300    14,201              0         0


         Minorplanet USA's board of directors and its compensation committee intend to further the interests of Minorplanet USA's stockholders by tying a substantial portion of executive compensation to the market value of its common stock. Toward this end, Minorplanet USA has designed its 1994 stock option plan to support its ability to attract and retain qualified management and other personnel necessary for its success and progress.

         Savings Plan. Minorplanet USA has a 401(k) Retirement Investment Profit-Sharing Plan that covers all of its employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each year is $11,000, the maximum amount permitted under the Internal Revenue Code. Minorplanet USA matches 0.5% of an employee's contribution to the 401(k) Plan up to the legally permitted maximum matching of 3% of the employee's contribution.

Employment Agreements

         Minorplanet USA has current employment agreements with:

         W. Michael Smith; and

         J. Raymond Bilbao.

         The terms of these employment agreements generally provide that such officers are eligible to receive stock options in Minorplanet USA and to participate in the incentive bonus plan for executive officers. In addition, the agreements prohibit the officers from competing with Minorplanet USA during the term of their employment and for eighteen months after their employment is terminated.

         In the event of a termination without cause, the employment agreement provides for payments equal to:

         o the balance of the compensation due under the agreement for the remainder of the initial term or any renewal term, with a minimum payment of six month's salary; and

         o continued medical insurance benefits at Minorplanet USA's expense for a period of twelve months.

         If the employee is terminated within the six months prior to or within two years following a change in control, other than for cause or death, the employment agreements provide for payment of severance payments equal to the sum of:

         o 200% of the highest annual salary paid to the employee during the prior two years; and

         o the greater of the average of the annual discretionary bonuses paid to the executive during the prior two years or $35,000.

         The employment agreements also provide for a gross-up payment equal to the amount of excise tax assessed on the lump severance payments. The employment agreements further provide the same severance benefits which would be received upon a change in control if a change in control occurs and the employee terminates the employment agreement because of:

         o the reduction of the employee's job title, position or responsibilities without the employee's prior written consent;

         o the change of the location where the employee is based to a location which is more than fifty (50) miles from his present location without the employee's prior written consent; or

         o the reduction of the employee's annual salary and bonus by more than 10% from the sum of the higher rate of the employee's actual annual salary and bonus in effect within two years immediately preceding the change of control.

         Additionally upon a change in control or the termination of the employment agreement by Minorplanet USA for a reason other than cause, all stock options granted to the employee immediately vest. For purposes of the employment agreements, a change in control is defined as:

         o the subsequent acquisition by any person or group of 35% or more of Minorplanet USA's securities;

         o during any two year period, the members of the board of directors at the beginning of the period cease to constitute a majority of the board of directors unless the election or nomination of new directors by the stockholders was approved by 2/3 of directors still in office who were either directors at the beginning of the period or whose election or nomination for election was previously so approved;

         o a merger of Minorplanet USA other than a merger in which the stockholders of Minorplanet USA maintain more than 80% of the voting control in the surviving entity or a merger effected as part of a recapitalization of Minorplanet USA in which no person acquires more than 35% of the voting securities then outstanding; and/or

         o the approval by the stockholders of the complete liquidation of Minorplanet USA or the sale of substantially all of the assets of Minorplanet USA.

         The initial terms of these employment agreements expired on June 21, 2002, and continue on a month to month basis until terminated by either party on written notice.

         The following paragraphs present additional details of the above employment agreements.

         W. Michael Smith. The agreement with Mr. Smith provides for Mr. Smith's employment as Executive Vice President, Chief Financial Officer and Treasurer of Minorplanet USA for an initial one year term which ended on June 21, 2002. The Agreement continues on a month to month basis until terminated by either party on written notice. The agreement granted Mr. Smith 484,120 stock options with a 3-year vesting period at an exercise price of $1.60. Under the terms of the agreement, Mr. Smith was initially paid an annual salary of $170,100 and is eligible for an annual discretionary bonus of 30% of his base salary pursuant to the incentive bonus plan of executive officers. For more information regarding the incentive bonus plan, please refer to pages 10 and 11. Effective January 1, 2002, Mr. Smith's base salary was increased to $178,600 pursuant to a meeting of the compensation committee on March 22, 2002.

         J. Raymond Bilbao. The agreement with Mr. Bilbao provides for Mr. Bilbao's employment as Senior Vice President, General Counsel and Secretary of Minorplanet USA for an initial term which ended on June 21, 2002. The Agreement continues on a month to month basis until terminated by either party on written notice. The agreement grants Mr. Bilbao 494,840 stock options with a 3-year vesting period at an exercise price of $1.60. Under the terms of the agreement, Mr. Bilbao was initially paid an annual salary of $170,000 and is eligible for an annual discretionary bonus of 30% of his base salary pursuant to the incentive bonus plan of executive officers. For more information regarding the incentive bonus plan, please refer to pages 10 and 11. Effective January 1, 2002, Mr. Bilbao's base salary was increased to $178,500 pursuant to a meeting of the compensation committee on March 22, 2002.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the eight month transition period ended August 31, 2002, Minorplanet USA's former Chief Executive Officer, who was also a member of the board of directors, annually reviewed and adjusted the salary structures of executive officers who were not subject to employment agreements. Such decisions were subject to review by Minorplanet USA's board of directors. During the eight month transition period ended August 31, 2002, Minorplanet USA's board of directors reviewed its Chief Executive Officer's compensation package.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         Minorplanet USA's compensation committee has prepared its report on the eight month transition period ended August 31, 2002 executive compensation as required by rules of the SEC. This report provides specific information regarding compensation of Minorplanet USA's President and Chief Executive Officer and its executive officers as a group.

Compensation Policies

         Minorplanet USA structures compensation of its executives in a manner that is intended to be competitive in the marketplace and to link compensation to the long-term business objectives of Minorplanet USA and the enhancement of stockholder value. Minorplanet USA has retained certain executives pursuant to term employment contracts which govern their compensation and others are evaluated on an ongoing basis. The initial term of these agreements expired on June 21, 2002, after which these agreements continue on a month-to-month basis unless terminated by either party upon thirty days advance written notice. See "Directors and Executive Officers -- Employment Agreements" on pages 8 and 9. In determining an executive's total compensation package, the compensation committee considers several factors, including improvements in overall corporate or business unit performance; increases in installed customer base; development efforts that result in greater efficiency or competitive advantages to Minorplanet USA; and the level of responsibility, prior experience, satisfaction of individual performance goals and comparable industry compensation levels for an equivalent position.

         Decisions concerning compensation of executive officers with employment contracts have been made by the compensation committee with the approval of the board of directors. Those executives whose salaries are not established by employment contract are set by the Chief Executive Officer and are subject to review by the compensation committee and the board of directors. The board of directors has delegated to the compensation committee, which currently consists of Gerry C. Quinn, John Stupka and Robert D. Kelly, the task of discussing strategy and policy matters related to the 1994 stock option plan, although it also reviews other forms of compensation from time to time. None of the members of the compensation committee is an officer or employee of Minorplanet USA or holds options granted under the 1994 stock option plan.

Compensation Objectives

         Minorplanet USA compensates its Chief Executive Officer and other executives in a manner that is intended to:

         o        be competitive in the marketplace;

         o        link compensation to long-term business objectives; and

         o        link compensation to the enhancement of stockholder value.

Certain executives have been retained pursuant to term employment contracts which govern their compensation and others are evaluated on an ongoing basis. Minorplanet USA considers both objective and subjective criteria in determining an executive's compensation package. These factors include:

         o        improvements in overall corporate performance;

         o        improvements in business unit performance;

         o        increases in installed customer base;

         o development efforts that result in greater efficiency or competitive advantage;

         o        level of responsibility;

         o        prior experience;

         o        satisfaction of individual performance goals; and

         o        comparable industry compensation for an equivalent position.

Components of Compensation

         Minorplanet USA offers compensation to its Chief Executive Officer and other executive officers that includes base salary, short-term cash incentive compensation in the form of a bonus, if appropriate, and long-term incentive compensation in the form of stock option grants. These elements are addressed separately.

         Base Salaries. Those executives whose salary structures are not established by employment agreements are subject to annual adjustment by the Chief Executive Officer. These adjustments and are subject to review by the compensation committee and the board of directors, based on the compensation policies described above. The compensation committee and the board of directors may also consider such other factors in executive salary decisions as market competition, inflation and other equity considerations. Salary increases reflect job changes, promotions, market adjustment reviews and ordinary increases. Executive salary increases during the eight month transition period ended August 31, 2002 ranged from 0% to 12%.

         Eight Month Transition Period Ended August 31, 2002 Short-term Incentives - Cash Bonuses and Commissions. Minorplanet USA has implemented an incentive bonus plan for the members of the senior business team who report directly to the Chief Executive Officer and for the Chief Executive Officer. Under the incentive bonus plan in effect during the transition period ended August 31, 2002, Minorplanet USA may pay each such person a bonus of up to 30% of his or her base salary if he or she achieves certain defined goals and objectives. For the Chief Executive Officer, Minorplanet USA may pay a bonus of up to 50% of her base salary if she achieves certain defined goals and objectives. For the Chief Executive Officer and the other executive officers, the bonus is calculated as follows:

         o 70% of the available bonus is tied directly to the achievement of Minorplanet USA's overall business and financial goals;

         o 20% of such bonus is tied to the satisfactory achievement of each executive's individual functional area business goals; and

         o 10% of such bonus is payable at the Chief Executive Officer's discretion, and for the Chief Executive Officer, at the compensation committee's discretion.

         Minorplanet USA's Chief Executive Officer retains the ability to recommend to the compensation committee whether any executive achieved his or her goals and is entitled to receive the bonus. As the Chief Executive Officer also participates in the incentive bonus plan, the Chief Executive Officer's bonus is directly determined by the compensation committee. As reflected in the Summary Compensation Table of this proxy statement, no bonuses were awarded to the Chief Executive Officer nor any other highly compensated executive officers except for Mr. Bagley during the eight month transition period ended August 31, 2002. See "Directors and Executive Officers -- Employment Agreements" on page 8 and "Compensation of Certain Executive Officers - Summary Compensation Table" on page 5.

         Long-term Incentives - Stock Option Grants. The compensation committee selects certain executive officers of Minorplanet USA to receive stock options to purchase shares of common stock, which include both incentive stock options and nonqualified stock options pursuant to the terms of the 1994 stock option plan. The compensation committee administers the 1994 stock option plan, determines those officers or other employees to whom options will be granted and prescribes the terms and conditions of such options, which need not be identical even for similarly situated employees.

         The board of directors and its compensation committee intend to further the interests of Minorplanet USA's stockholders by tying a substantial portion of executive compensation to the market value of our common stock. Minorplanet USA did not grant any stock options to the Chief Executive Officer or the other executive officers during the eight month transition period ended August 31, 2002.

         Policy with Respect to the $1 Million Deduction Limit

         Section 162(m) of the Internal Revenue Code generally limits the U.S. corporate income tax deduction for compensation paid to each executive officer named in the Summary Compensation Table contained in the proxy statement of a public company to $1 million for each year, unless certain requirements are met. For the eight month transition period ended August 31, 2002, the limitation imposed by Section 162(m) did not apply to the compensation paid to any executive officers. Therefore, the board of directors has taken no action in response to Section 162(m). The board of directors will consider actions to qualify compensation for deduction should it appear that the limits of Section 162(m) will be exceeded, but will retain the discretion to pay non-deductible compensation if that would be in the best interests of Minorplanet USA and its stockholders under the circumstances.

Summary

         The compensation committee believes that Minorplanet USA's executive compensation policies and actions provide Minorplanet USA's executive officers with the appropriate incentives to achieve Minorplanet USA's short and long-term goals and to enhance stockholder value.

                                                  COMPENSATION COMMITTEE

                                                  Gerry C. Quinn
                                                  John T. Stupka
                                                  Robert D. Kelly

                                PERFORMANCE GRAPH

          The following graph compares total stockholder returns of Minorplanet USA since December 31, 1996 to two indices:

         o the NASDAQ CRSP Total Return Index for the NASDAQ Stock Market, Composite; and

         o        the NASDAQ CRSP Total Return Index for Telecommunications
                  Stocks.

COMPARISON OF CUMULATIVE TOTAL RETURN ON INVESTMENT SINCE DECEMBER 31, 1996

                                     [GRAPH]


                       Nasdaq US Index           Nasdaq Telecomm Index         MNPL
                       ---------------           ---------------------        ------
    12/31/1996              138.700                      118.370              91.772
    12/31/1997              169.890                      172.927              28.800
    12/31/1998              239.528                      286.267               5.696
    12/31/1999              444.239                      510.585              11.392
    12/31/2000              267.396                      217.388               3.797
    12/31/2001              212.164                      145.507               7.595
     8/31/2002              144.069                       62.886               4.810

         The total return for Minorplanet USA's stock and for each index assumes $100 invested on December 31, 1996 in Minorplanet USA's common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Index, including the reinvestment of dividends, although cash dividends have never been declared on Minorplanet USA's stock. Minorplanet USA's common stock is traded on the NASDAQ SmallCap Market and is a component of both the NASDAQ-US Index and the NASDAQ Telecommunications Index.

         The closing price of the common stock on the last trading day of the eight month transition period ended August 31, 2002 was $0.95 per share. Historical stock price performance is not necessarily indicative of future price performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN

The following table summarizes information about the Minorplanet USA's equity compensation plan at August 31, 2002:

                                              (a)                   (b)                          (c)
                                     Number of securities     Weighted average           Number of securities
                                             to be           exercise price of         remaining available for
                                     issued upon exercise       outstanding         further issuance under equity
                                              of                  options,                compensation plans
                                      outstanding options,      warrants and            (excluding securities
Plan Category                         warrants and rights          rights              reflected in column (a))
-------------                        ---------------------   -----------------      -----------------------------
Equity compensation plans                  2,577,664               $1.59                      3,700,282
approved by security holders

Equity compensation plans not                      0                  --                             --
approved by security holders
                                           ---------               -----                      ---------
                       Total               2,577,664               $1.59                      3,700,282

         The following table sets forth certain information, as of December 27, 2002, regarding beneficial ownership of the common stock and the percentage of total voting power held by:

         o each stockholder who is known by Minorplanet USA to own more than five percent (5%) of the outstanding common stock;

         o        each director;

         o        each executive officer; and

         o        all directors and executive officers as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. The beneficial ownership information for Mackay Shields LLC and Minorplanet Systems PLC is based on the most recent
Schedule 13D or 13G filed with the SEC by such stockholders.


                                                   NUMBER OF SHARES OF
                                                      COMMON STOCK         PERCENT OF CLASS
                                                      BENEFICIALLY           BENEFICIALLY
NAME OF HOLDER                                           OWNED                   OWNED
--------------                                     -------------------     ----------------
Minorplanet Systems PLC                                 30,000,000                 62.0%
  Greenwich House
  Sheepscar, Leeds LS4 2LE
  United Kingdom

Mackay Shields LLC                                      11,249,035                 23.2%
  9 West 57th Street
  New York, NY 10019

Gerry C. Quinn(1)                                           54,530                    *

John T. Stupka(1)                                            3,798                    *

Robert D. Kelly                                                 --                   --

Andrew Tillman                                                  --                   --

Michael Beverley                                                --                   --


                                                   NUMBER OF SHARES OF
                                                      COMMON STOCK         PERCENT OF CLASS
                                                      BENEFICIALLY           BENEFICIALLY
NAME OF HOLDER                                           OWNED                   OWNED
--------------                                     -------------------     ----------------
Sir Martin W. Jacomb                                            --                   --

Michael D. Abrahams                                             --                   --

David H. Bagley(1)                                          11,001                    *

J. Raymond Bilbao(1)                                         5,560                    *

Robert J. Lambert, Jr.(1)                                   12,383                    *

W. Michael Smith(1)                                         16,280                    *

Ron Thompson(1)                                              5,760                    *

All directors and executive officers as a                  109,312                    *
group  (12 persons)(2)

---------
*        Less than 1%

(1) This individual does not actually own any shares of common stock. This number represents the number of shares that this individual may acquire upon the exercise of stock options that are exercisable within 60 days of December 27, 2002.

(2) All directors and executive officers (12 persons) do not actually own any shares of common stock but collectively beneficially own 109,312 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 27, 2002.

CHANGE OF CONTROL OF MINORPLANET USA

         As a result of the recapitalization transaction completed by Minorplanet USA on June 21, 2001, Minorplanet Systems PLC became our majority stockholder and now beneficially owns approximately 62% of our outstanding common stock, or 30,000,000 shares. The details of this transaction and Minorplanet System PLC's control rights are set forth above under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Minorplanet Systems PLC Change of Control and Recapitalization Transactions" on page 17.

           BENEFICIAL SECURITY OWNERSHIP OF DIRECTORS OR MANAGEMENT IN
                            MINORPLANET SYSTEMS PLC

         The following table lists all directors and director nominees which beneficially own shares in Minorplanet Systems PLC as of December 27, 2002.

                                                                  Amount
                                         Name                  And Nature Of
              Title Of              Of Beneficial                Beneficial            Percent
               Class                    Owner                    Ownership             Of Class
              --------              -------------              -------------           --------
              Ordinary         Robert D. Kelly, Director                  --                 --

              Ordinary               Andrew Tillman
                                Chief Executive Officer              647,182(1)               *

              Ordinary           Sir Martin W. Jacomb,
                                        Director                     715,054(2)               *

              Ordinary            Michael D. Abrahams,
                                        Director                   2,382,041(3)               3%

              Ordinary             Jeffrey C. Morris
                                    General Officer                8,727,400(4)              12%

              Ordinary        Officers and Directors as a
                                       Group(5)                   12,491,677               16.5%

         * Less than 1%

         (1) This number includes 647,182 ordinary shares that Mr. Tillman may acquire upon the exercise of ordinary share options that are exercisable within 60 days of December 27, 2002.

         (2) Sir Jacomb does not actually own any ordinary shares. This number represents the number of ordinary shares that Sir Jacomb may acquire upon the exercise of ordinary share options that are exercisable within 60 days of December 27, 2002.

         (3) Mr. Abrahams is deemed to beneficially own 307,424 ordinary shares held by his wife, Mrs. E. Abrahams and 1,103,769 shares that are held by M. D. Abrahams & Co., a company controlled by Mr. Abrahams.

         (4) Mr. Morris' is deemed to beneficially own 2,450,200 ordinary shares held by his wife, Mrs. D. Morris.

         (5) These directors and officers as a group actually own 11,824,495 ordinary shares and beneficially 667,182 ordinary shares that may be acquired upon the exercise of ordinary share options that are exercisable within 60 days of December 27, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MINORPLANET SYSTEMS PLC CHANGE OF CONTROL AND RECAPITALIZATION TRANSACTION

         On June 21, 2001, Minorplanet USA completed the stock issuance transactions approved by its stockholders at the 2001 annual meeting on June 4, 2001. As part of these transactions, Minorplanet USA effected the 1-for-5 reverse stock split on June 5, 2001 that was approved by its stockholders. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among Minorplanet USA, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001, we issued 30,000,000 shares of our common stock (post reverse stock split) in a change of control transaction to Minorplanet Systems PLC, which is now our majority stockholder owning approximately 62% of our common stock on a non-fully-diluted basis, which is now our sole voting equity security. In exchange for this stock issuance, Minorplanet Systems PLC paid us $10,000,000 in cash and transferred to us all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sale and operate Minorplanet Systems PLC's vehicle management information technology in the United States, Canada and Mexico. Minorplanet Systems PLC raised the $10,000,000 cash proceeds from a private placement of its shares in the United Kingdom.

         Pursuant to the aforementioned purchase agreement, on June 21, 2001, Minorplanet USA appointed two additional directors to the board of directors that were designated by Minorplanet Systems PLC: Messrs. Robert Kelly and Andrew Tillman. The purchase agreement provides Minorplanet Systems PLC with the right to designate two of its directors in the future, and to maintain proportionate representation on the board of directors and its committees. However, given Minorplanet System PLC's current ownership, it has the right to elect all directors if it decides to do so in the future. In addition, the purchase agreement also provides that so long as Minorplanet Systems PLC has the right to designate at least two directors, i.e., it owns at least 5% of the outstanding common stock of Minorplanet USA, none of the following actions may be taken unless approved by all of the Minorplanet Systems PLC's designated directors:

         o any capital expenditure by Minorplanet USA that is not contemplated in any current annual budget which exceeds $200,000;

         o the hiring and firing of any officer or senior executive reporting to the chief executive officer who has an annual salary of $130,000 or more, or entering into employment agreements with these individuals or amendments to existing agreements;

         o the direct or indirect redemption, purchase or making of any payments with respect to stock appreciation rights and similar types of stock plans;

         o the sale, lease or transfer of any assets of Minorplanet USA representing 5% or more of its consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of Minorplanet USA; except as required under law, the taking or instituting of bankruptcy or similar proceedings;

         o the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

         o        the acquisition of another entity;

         o the entering into any agreement or contract which commits Minorplanet USA to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

         o the amendment of Minorplanet USA's certificate of incorporation or bylaws that would adversely affect holders of Minorplanet USA's common stock or Minorplanet USA's rights under the aforementioned purchase agreement;

         o        the exiting of, or entering into a different line of business;

         o the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

         o the placing of any lien on Minorplanet USA's assets or properties; or

         o the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet USA.

         In addition to, and simultaneous with, the stock issuance transactions with Minorplanet Systems PLC, we issued 12,670,497 shares of our common stock to the then holders of our Senior Notes due 2005 in exchange for the cancellation of senior notes with an aggregate principal amount of $80,022,000 in an exchange offer. The total principal amount of Senior Notes that remains outstanding is $14,333,000.

         Minorplanet USA currently pays Minorplanet Limited, the operating subsidiary of Minorplanet Systems PLC, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet Systems PLC.

         On September 26, 2002, we entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive sales and marketing consulting services for the three-month period ended November 23, 2002. Under terms of the agreement, we are not required to pay the initial consulting fees totaling $880,000 unless and until we have filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period.

         Please see the beneficial ownership table on page 16 regarding shares of Minorplanet Systems PLC beneficially owned by our directors. The biographies of each director disclose all positions they hold in Minorplanet Systems PLC.

REGISTRATION RIGHTS IN CONNECTION WITH THE JUNE 21, 2001 RECAPITALIZATION TRANSACTIONS

         The holders of Minorplanet USA's common stock that acquired their shares pursuant to the June 21, 2001 purchase agreement or the exchange offer transactions Minorplanet USA completed on June 21, 2001 are entitled to certain registration rights pursuant to a registration rights agreement Minorplanet USA also entered into with these stockholders. Pursuant to this registration rights agreement, 15,293,745 shares of Minorplanet USA's common stock (2,700,000 shares of which were owned by Minorplanet Systems PLC) were registered for resale under a Form S-3 registration statement that was declared effective with the SEC on October 23, 2001. On up to three separate occasions, but no more than twice in any twelve-month period, the holders of at least ten percent (10%) of Minorplanet USA shares that were registered are entitled to request that it undertake an underwritten offering of such shares if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time of the request. Minorplanet USA is required to keep this Form S-3 registration statement effective until any holders entitled to sell shares of Minorplanet USA's common stock under it are otherwise entitled to sell such shares without restriction pursuant to Rule 144 under the Securities Act of 1933.

         In addition to the registration rights described above, pursuant to this registration rights agreement the holders of at least fifteen percent (15%) of the then outstanding common stock issued pursuant to the June 21, 2001 purchase agreement and exchange offer transactions are entitled to require Minorplanet USA, on up to five separate occasions, but no more than twice in any twelve-month period, to register shares of its common stock for resale if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time the registration request is made. Also, subject to certain limitations, all of these stockholders that are deemed to be parties to this registration rights agreement are generally entitled to include such shares (a piggyback right) in any transaction in which Minorplanet USA sells its common stock to the public. The foregoing registration rights are subject to limitations as to amount by the underwriters of any offering and to black-out periods in which Minorplanet USA's management may delay an offering for a limited period of time.

         As of June 16, 2002, such stockholders were free to resell all of their shares subject to compliance with applicable securities laws.

REGISTRATION STATEMENT ON FORM S-3

         On September 18, 1998, Minorplanet USA completed a registration of certain warrants and warrant shares under the Securities Act of 1933, when the SEC declared its registration statement on Form S-3 to be effective. Minorplanet USA was required to register these warrants and warrant shares under a warrant registration rights agreement it entered into as part of a debt offering completed in 1997. Under the terms of the warrant registration rights agreement, Minorplanet USA is required to use its best efforts to keep the registration statement continuously effective until either the warrants expire or they all have been exercised, whichever occurs first. However, during any consecutive 365-day period, Minorplanet USA may temporarily halt the effectiveness of the registration statement on up to two occasions for no more than 45 consecutive days if certain conditions are met. The temporary halt must be in connection with a proposed acquisition, business combination or other development affecting Minorplanet USA, and the board of directors must determine that disclosure of the proposed development would not be in the best interests of Minorplanet USA. Minorplanet USA will not receive any income from the sale of the warrants by the selling warrant holders. However, if or when any warrants are exercised, Minorplanet USA will receive the exercise price for the warrant shares. During the eight month transition period ended August 31, 2002, no warrant shares were exercised.

REGISTRATION STATEMENT ON FORM S-8

         In connection with the closing of the transactions contemplated by the Stock Purchase and Exchange Agreement, the stockholders approved Amendment Number 2 to Minorplanet USA's 1994 Amended and Restated Stock Option Plan (the "Plan") which increased the number of shares of common stock available for issuance (on a post reverse stock split basis) to 5,100,000 shares. Accordingly, on October 10, 2001, Minorplanet USA filed a Form S-8 registration statement covering an additional 4,729,737 shares that may be issued under the Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 27, 2002

                                   MINORPLANET SYSTEMS USA, INC.


                                   By: /s/ Andrew Tillman
                                       -----------------------
                                       Andrew Tillman,
                                       Chief Executive Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to the Transition Report on Form 10-K/A for the transition period from January 1, 2002 to August 31, 2002, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




Signature                                     Title                                             Date

/s/ Andrew Tillman                            Chief Executive Officer, (Principal
---------------------                         Executive Officer)                                December 27, 2002
Andrew Tillman

/s/ W. Michael Smith                          Executive Vice President and
---------------------                         Chief Financial Officer
W. Michael Smith                              (Principal Financial and Accounting Officer)      December 27, 2002

/s/ Michael Beverley
---------------------
Michael Beverley                              Director                                          December 27, 2002

/s/ Robert Kelly
---------------------
Robert Kelly                                  Director                                          December 27, 2002

/s/ Gerry C. Quinn
---------------------
Gerry C. Quinn                                Director                                          December 27, 2002

/s/ John T. Stupka
---------------------
John T. Stupka                                Director                                          December 27, 2002

/s/ Michael Abrahams
---------------------
Michael Abrahams                              Director                                          December 27, 2002



/s/ Sir Martin Jacomb
---------------------
Sir Martin Jacomb                             Director                                          December 27, 2002

                                  CERTIFICATION

I, Andrew Tillman, certify that:

     1. I have reviewed this Amendment Number 1 to the transition report on Form 10-K/A of Minorplanet Systems USA, Inc.;

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

Date December 27, 2002

By   (x) Andrew Tillman
     ------------------
     Andrew Tillman, Chief Executive Officer
     ----------------------------------------

                                  CERTIFICATION

I, W. Michael Smith, certify that:

     I have reviewed this Amendment Number 1 to the transition report on Form 10-K/A of Minorplanet Systems USA, Inc.;

     1. Based upon my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     2. Based upon my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

     3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

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

     4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

               d. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               e. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     5. The registrant's other certifying officers and I have indicated in this transition report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    December 27, 2002

By       (x) W. Michael Smith
         --------------------
         W. Michael Smith, Executive Vice President, Chief Financial Officer &
         ---------------------------------------------------------------------
         Treasurer
         ---------

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                     TITLE
-------                                    -----

     2.1     -  Stock Purchase and Exchange Agreement by and between the Company, Minorplanet
                Systems PLC and Mackay Shields LLC, dated February 14, 2001.(21)

     2.2     -  Asset Purchase Agreement by and between the Company and Aether Systems, Inc.
                dated March 15, 2002.(22)

     3.1     -  Restated Certificate of Incorporation of the Company, as amended.(29)

     3.2     -  Second Amended and Restated By-Laws of the Company.(20)

     4.1     -  Specimen of certificate representing Common Stock, $.01 par value, of the
                Company.(1)

     4.2     -  Indenture dated September 23, 1997 by and among the Company, HighwayMaster
                Corporation and Texas Commerce Bank, National Association (the "Indenture").(8)

     4.3     -  First Supplemental Indenture, dated June 20, 2001, to the Indenture.(28)

     4.4     -  Pledge Agreement dated September 23, 1997, by and among the Company, Bear,
                Stearns & Co. Inc. and Smith Barney Inc.(8)

     4.5     -  Registration Rights Agreement dated September 23, 1997, by and among the
                Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney
                Inc.(8)

     4.9     -  Warrant Registration Rights Agreement dated September 23, 1997, by and among the
                Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc.(8)

    10.1     -  Registration Rights Agreement by and between the Company, Minorplanet Systems
                PLC and Mackay Shields LLC, dated as of June 21, 2001.(23)

    10.2     -  Exclusive License and Distribution Agreement by and between Minorplanet Limited,
                (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001(20)

    10.3     -  Amended and Restated 1994 Stock Option Plan of the Company, dated February 4,
                1994.(1)(4)(5)

    10.4     -  Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan.(24)

    10.5     -  Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan.(25)

    10.6     -  Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan.(30)

    10.7     -  Stock Option Agreement, dated June 22, 1998, by and between the Company and John
                Stupka.(10)

    10.8     -  Product Development Agreement, dated December 21, 1995, between HighwayMaster
                Corporation and IEX Corporation.(2)(3)

    10.9     -  Software Transfer Agreement, dated April 25, 1997, between HighwayMaster
                Corporation and Burlington Motor Carriers, Inc.(6)(7)

   10.10     -  Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and
                Cardinal Collins Tech Center, Inc.(9)

   10.11     -  Stock Option Agreement dated November 24, 1998, by and between the Company and
                Michael Smith.(10)

   10.12     -  Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell,
                Nevada Bell, Southern New England Telephone and HighwayMaster Corporation
                executed on January 13, 1999.(11)(12)

   10.13     -  Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999.(11)(12)

   10.14     -  Addendum to Agreement entered into between HighwayMaster Corporation and
                International Telecommunications Data Systems, Inc. on February 4, 1999.(11)(12)

   10.15     -  Second Addendum to Agreement entered into between HighwayMaster


EXHIBIT
NUMBER                                     TITLE
-------                                    -----

                Corporation and International Telecommunications Data Systems, Inc. on
                February 4, 1999.(11)(12)

   10.16     -  Stock Option Agreement dated June 24, 1999, by and between the Company and  J.
                Raymond Bilbao.(13)

   10.17     -  Fleet-on-Track Services Agreement entered into between GTE Telecommunications
                Services Incorporated and HighwayMaster Corporation on May 3, 1999.(13)(14)

   10.18     -  Stock Option Agreement dated September 3, 1999, by and between the Company and
                J. Raymond Bilbao.(15)

   10.19     -  Stock Option Agreement dated September 3, 1999, by and between the Company and
                W. Michael Smith.(15)

   10.20     -  Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed
                March 3, 2000.(16)

   10.21     -  Monitoring Services Agreement dated May 25, 2000, by and between the Company and
                Criticom International Corporation.(17)(18)

   10.22     -  Commercial Lease Agreement dated April 26, 2000 by and between the Company and
                10th Street Business Park, Ltd.(18)

   10.23     -  Stock Option Agreement dated July 18, 2001, by and between the Company and J.
                Raymond Bilbao(19)

   10.24     -  Stock Option Agreement dated June 21, 2001, by and between the Company and J.
                Raymond Bilbao(19)

   10.25     -  Stock Option Agreement dated July 18, 2001, by and between the Company and W.
                Michael Smith(19)

   10.26     -  Stock Option Agreement dated June 21, 2001, by and between the Company and W.
                Michael Smith(19)

   10.27     -  Employment Agreement, dated June 21, 2001, between J. Raymond Bilbao and the
                Company(20)

   10.28     -  Employment Agreement, dated June 21, 2001, between W. Michael Smith and the
                Company(20)

   10.29     -  Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC
                Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell
                Telephone, L.P. and the Company(27)(28)

   10.30     -  Agreement and General Release Between the Company and Todd A. Felker dated
                October 8, 2002(31)

   10.31     -  Agreement and Mutual Release Between the Company and Jana A. Bell dated
                September 24, 2002(31)

    11.0     -  Statement Regarding Computation of Per Share Earnings(31)

    16.1     -  Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of
                Regulation S-K)

    21.1     -  List of Subsidiaries of Registrant(31)

    23.1     -  Consent of Deloitte & Touche LLP(31)

    99.0     -  Receipt of representation from Arthur Andersen, LLP(26)

    99.1     -  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by Andrew Tillman, Chief
                Executive Officer(32)

    99.2     -  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive
                Vice President and Chief Financial Officer(32)

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

(30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ending June 30, 2002.

(31) Filed in connection with the Company's Form 10-K Transition Report for the eight month period ending August 31, 2002.

(32)     Filed herewith.