Form 10-Q
period 2002-11-30
MINORPLANET SYSTEMS USA
filed 2003-01-14
CIK 944400

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from ________________ to ________________

                         Commission file number 0-26140
                                                -------

                          MINORPLANET SYSTEMS USA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   51-0352879
-------------------------------------       ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


  1155 Kas Drive, Suite 100, Richardson, Texas                      75081
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding as of
         Title of each class                           January 10, 2003
         -------------------                  ----------------------------------
      Common Stock, $.01 par value                        48,349,161

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER

PART I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at November 30, 2002
                      and August 31, 2002                                               3

                  Consolidated Statements of Operations for the
                      three months ended November 30, 2002 and 2001                     4

                  Consolidated Statements of Cash Flows for the three
                      months ended November 30, 2002 and 2001                           5

                  Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended November 30, 2002                      6

                  Notes to Consolidated Financial Statements                            7-12

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     13-15

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                       16

Item 4            Controls and Procedures                                               16

PART II.          OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                      17

Signatures                                                                              18

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                           ASSETS

                                                            November 30,       August 31,
                                                                2002              2002
                                                            ------------      ------------
Current assets:
  Cash and cash equivalents                                 $      7,102      $     10,413
  Short-term investments                                           6,412             7,677
  Accounts receivable, net                                         6,189             7,699
  Inventories                                                      1,963             1,581
  Deferred product costs - current portion                         4,981             6,149
  Other current assets                                             1,324             2,779
                                                            ------------      ------------
     Total current assets                                         27,971            36,298
Network, equipment and software, net                               5,921             6,425
Deferred product costs - non-current portion                       1,817             1,496
License rights, net                                               35,446            36,100
Other assets, net                                                  1,792             1,084
                                                            ------------      ------------
     Total assets                                           $     72,947      $     81,403
                                                            ============      ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $      1,962      $      2,875
  Telecommunications costs payable                                 2,592             3,268
  Accrued interest payable                                           411               903
  Deferred product revenues - current portion                      6,694             8,054
  Deferred service revenues - current portion                      4,245             6,872
  Other current liabilities                                        6,729             5,989
                                                            ------------      ------------
     Total current liabilities                                    22,633            27,961
Deferred product revenues - non-current portion                    4,077             2,791
Senior notes and other notes payable                              14,313            14,254
Other non-current liabilities                                        979               979
                                                            ------------      ------------
     Total liabilities                                            42,002            45,985
                                                            ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Common Stock                                                       484               484
  Preferred Stock - Series E                                          --                --
  Additional paid-in capital                                     218,509           218,509
  Accumulated deficit                                           (187,486)         (183,013)
  Treasury stock                                                    (562)             (562)
                                                            ------------      ------------
     Total stockholders' equity                                   30,945            35,418
                                                            ------------      ------------
     Total liabilities and stockholders' equity             $     72,947      $     81,403
                                                            ============      ============

         See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                                  Three months ended
                                                                     November 30,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------
Revenues:
  Product                                                   $        614      $      5,268
  Ratable product                                                  2,677             1,781
  Service                                                         10,338            11,475
                                                            ------------      ------------
     Total revenues                                               13,629            18,524
                                                            ------------      ------------
Cost of revenues:
  Product                                                            647             3,949
  Ratable product                                                  1,964             1,476
  Service                                                          5,423             6,471
                                                            ------------      ------------
    Total cost of revenues                                         8,034            11,896
                                                            ------------      ------------

Gross profit                                                       5,595             6,628
                                                            ------------      ------------

Expenses:
  General and administrative                                       2,504             3,024
  Customer service                                                   940             1,557
  Sales and marketing                                              4,180             1,270
  Engineering                                                        465               873
  Network services center                                             --               451
  Depreciation and amortization                                    1,462             2,073
                                                            ------------      ------------
                                                                   9,551             9,248
                                                            ------------      ------------

    Operating loss                                                (3,956)           (2,620)

Interest income                                                      124                68
Interest expense                                                    (530)             (538)
Other expense                                                       (111)               --
                                                            ------------      ------------
    Loss before income taxes                                      (4,473)           (3,090)
Income tax provision                                                  --                --
                                                            ------------      ------------
Net loss                                                    $     (4,473)     $     (3,090)
                                                            ============      ============

Basic and diluted loss per share:
  Net loss per share                                        $      (0.09)     $      (0.06)
                                                            ============      ============

Weighted average number of shares outstanding:
   Basic and diluted                                              48,349            48,052
                                                            ============      ============


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                 Three months ended
                                                                                    November 30,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------

Cash flows from operating activities:
  Net loss                                                                 $     (4,473)     $     (3,090)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                  808             1,423
     Amortization of license rights                                                 654               650
     Amortization of discount on notes payable                                       15                15
     Provision for bad debts                                                        435               230
     Amortization of deferred service revenues                                   (2,627)               --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                   1,378            (2,204)
     (Increase) decrease in inventory                                              (382)            1,040
     Decrease in deferred product costs                                             847             1,207
     (Increase) decrease in other assets                                           (206)              555
     Decrease in accounts payable                                                  (914)           (1,700)
     Decrease in deferred product revenues                                          (74)           (1,305)
     (Decrease) increase in accrued expenses and other liabilities                 (459)            1,890
                                                                           ------------      ------------
          Net cash used in operating activities                                  (4,998)           (1,289)
                                                                           ------------      ------------

Cash flows from investing activities:
     Additions to network, equipment and software                                  (210)             (126)
     Purchases of short-term investments                                         (5,485)             (415)
     Redemptions of short-term investments                                        6,750             3,000
                                                                           ------------      ------------
          Net cash provided by investing activities                               1,055             2,459
                                                                           ------------      ------------

Cash flows from financing activities:
     Common stock repurchased                                                        --               (13)
     Proceeds from sale of service contract                                         650                --
     Payments on capital leases                                                     (18)               --
                                                                           ------------      ------------
          Net cash provided by (used in) financing activities                       632               (13)
                                                                           ------------      ------------
(Decrease) increase in cash and cash equivalents                                 (3,311)            1,157
Cash and cash equivalents, beginning of period                                   10,413             9,814
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                          7,102            10,971

Supplemental cash flow information:
    Interest paid                                                          $        990      $        985
                                                                           ============      ============
    Taxes paid                                                             $         --      $        534
                                                                           ============      ============

Non-cash investing activities:
    Purchases of assets through capital leases                             $         94      $         --
                                                                           ============      ============


          See accompanying notes to consolidated financial statements.

                  MINORPLANET SYSTEMS USA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)

                                                      Preferred Stock                 Common Stock            Additional
                                                ---------------------------     --------------------------      Paid-in
                                                  Shares          Amount          Shares         Amount         Capital
                                                -----------     -----------     -----------    -----------    -----------

Stockholders' equity at August 31, 2002                   1     $        --      48,424,960    $       484    $   218,509
     Net loss
                                                -----------     -----------     -----------    -----------    -----------
Stockholders' equity at November 30, 2002                 1     $        --      48,424,960    $       484    $   218,509
                                                ===========     ===========     ===========    ===========    ===========

                                                      Treasury Stock
                                                --------------------------     Accumulated
                                                  Shares         Amount          Deficit          Total
                                                -----------    -----------     -----------     -----------

Stockholders' equity at August 31, 2002              75,799    $      (562)    $  (183,013)    $    35,418
     Net loss                                                                       (4,473)         (4,473)
                                                -----------    -----------     -----------     -----------
Stockholders' equity at November 30, 2002            75,799    $      (562)    $  (187,486)    $    30,945
                                                ===========    ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1.       BUSINESS OVERVIEW

         Minorplanet Systems USA, Inc., a Delaware Corporation (the "Company"), develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information (TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

         The initial application for the Company's wireless enhanced services, HighwayMaster Series 5000 ("Series 5000"), was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R). During the first calendar quarter of 2001, the Company began marketing and selling 20/20V(TM), a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

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

2.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements presented herein include those of Minorplanet Systems USA Inc. and its wholly-owned subsidiaries:
HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the eight month transition period ended August 31, 2002. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire year.

3.       CHANGE IN FISCAL YEAR END

         On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31st. Accordingly, the Company is presenting unaudited financial statements for the three month period ending November 30, 2002, the first quarter of the new fiscal year, as well as comparable unaudited financial statements for the three month period ending November 30, 2001, in this Form 10-Q.

4.       REVENUE RECOGNITION

         The Company recognizes revenue from its long haul trucking Series 5000 mobile units, TrackWare, and 20/20V products under the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues- non-current portion." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Under sales arrangements which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products, if terms of the sales arrangement gives the customer right of acceptance. Sales arrangements recognized under this method relate primarily to products delivered under the Service Vehicle Contract.

         The VMI product includes both hardware and software components. Due to the interdependency of the functionality of the elements, revenue recognition is governed by SAB101 and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Currently, the Company resells wireless airtime to customers of its VMI products. Therefore, in accordance with SAB 101, the Company defers VMI product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues non-current portion."

         Service revenue generally commences upon product installation and is recognized ratably over the period such services are provided.

         As a result of the Sale to Aether, the Company recorded deferred service revenues totaling $12.2 million in March of 2002, which reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that expires in September of 2003.

5.       LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities was $5.0 million and $1.3 million for the three months ended November 30, 2002 and 2001 respectively. During the three months ended November 30, 2002, cash used for operating activities was primarily attributable to the continued expansion of VMI sales operations. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas.

         During June of 2001, the Company issued 12,670,497 shares of common stock to holders of its Senior Notes due 2005 ("Senior Notes") in exchange for the cancellation of Senior Notes with an aggregate principle amount of $80,022,000 (the "Exchange Offer"). As a result of the Exchange Offer the Company has reduced its annual cash outflow for interest service by $11 million. In addition, the Company believes the acquisition of the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service.

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

    o Renewal of the Service Vehicle Contract with SBC. At November 30, 2002, the Company had approximately 36,000 units in service with the SBC Companies that accounted for approximately 55% of the Company's installed base, including network services subscribers. The current Service Vehicle Contract with the SBC Companies expires on January 30, 2003 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies. Management currently believes that SBC intends to renew the Service Vehicle Contract for an additional year.

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

7.       COMMITMENTS AND CONTINGENCIES

         During the first calendar quarter of 2001, the outsource manufacturer (the "vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity for use in the manufacture of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The ultimate liability in connection with this settlement will not be known until January 31, 2003. Based on information currently available, the Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of November 30, 2002.

8.       RELATED PARTY TRANSACTIONS

         Minorplanet UK owns 62 percent of the Company's outstanding common stock and thus controls the Company. Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

    For the three months ended November 30,               2002             2001
                                                      ------------     ------------

         Research and development costs               $        250     $        250
         Contract service expenses                    $      1,282     $         --
                                                      ------------     ------------
                                                      $      1,532     $        250
                                                      ============     ============

                                                   As of November 30,  As of August 31,
                                                          2002               2002
                                                   ------------------  ----------------

         Other current assets                         $         --       $        794
         Other current liabilities                    $      1,085       $        248
         Other non-current liabilities                $        880       $        880

         The Company currently pays Minorplanet Limited an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet UK. The research and development costs in the above table represent the annual $1.0 million fee pro-rated for the three months ended November 30, 2002 and 2001 respectively.

         On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive sales and marketing consulting services for the three-month period from August 23, 2002 to November 22, 2002 as well as non-executive sales and marketing services for the six month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company is not required to pay the initial executive consulting fees totaling $880,000 unless and until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of November 30, 2002 and August 31, 2002, a contingent liability for $880,000 payable to Minorplanet Limited was included on the Company's consolidated balance sheet under other non-current liabilities. The associated deferred asset in the amount of $794,000, which was net of $86,000 amortization, was reflected in other current assets on the Company's consolidated balance sheet as of August 31, 2002. This deferred asset was subsequently amortized to expense during the three months ended November 30, 2002 and is included in contract services expenses in the above table.

         Other current liabilities in the above table primarily includes the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of November 30, 2002 and August 31, 2002.

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

         During the last half of 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the AVL marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system ("GPS") to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 21 million vehicles.

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract. Prior to the Sale to Aether, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM). These products use the Company's Network Service Center to relay voice and messages between the mobile units and the customer's dispatchers.

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

                                                                  Three Months Ended November 30, 2002
                                                            NSC Systems           VMI           Consolidated
                                                            ------------      ------------      ------------
Revenues                                                    $     12,762      $        867      $     13,629
Operating income (loss)                                            3,822            (7,778)           (3,956)
Interest expense                                                     530                --               530
Interest income                                                       53                71               124
Depreciation and amortization                                        754               708             1,462
Net income (loss)                                                  3,235            (7,708)           (4,473)
Total assets                                                      29,121            43,826            72,947
Capital expenditures                                                 128                82               210
Other significant non-cash items:
  Purchases of assets through capital leases                          94                --                94

                                                                  Three Months Ended November 30, 2001
                                                            NSC Systems           VMI           Consolidated
                                                            ------------      ------------      ------------
Revenues                                                    $     18,453      $         71      $     18,524
Operating income (loss)                                               37            (2,657)           (2,620)
Interest expense                                                     538                --               538
Interest income                                                       68                --                68
Depreciation and amortization                                      1,421               652             2,073
Net loss                                                            (433)           (2,657)           (3,090)
Total assets                                                      54,011            39,240            93,251
Capital expenditures                                                 101                25               126

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information (TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001

         Total revenues for the three months ended November 30, 2002 decreased to $13.6 million from $18.5 million during the three months ended November 30, 2001. Product revenues, including ratable product revenue, for the same periods decreased to $3.3 million during 2002 from $7.0 million in 2001 due to a reduction in NSC Systems sales. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC as well as a reduction in long haul trucking product sales due to the sale of certain assets to Aether in March of 2002.

         The Company began marketing the VMI product in the Dallas, Texas and Houston, Texas markets during the last half of 2001, the Atlanta, Georgia market in January of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Total VMI units sold during the three months ended November 30, 2002 were over 1,740 units up from approximately 100 units sold during the same period in 2001, when the Company had just begun marketing the VMI product. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the estimated life of the customer relationship. Thus, total VMI product revenue during the three months ended November 30, 2002 was $0.7 million up from $0.1 million during the three months ended November 30, 2001. The Company has a total of $5.7 million in deferred product revenues, net of amortization, associated with VMI product sales reflected on the Company's balance sheet as of November 30, 2002.

         Service revenues for the three months ended November 30, 2002 decreased to $10.3 million from $11.5 million during the three months ended November 30, 2001. The decrease in service revenues is primarily attributable to a reduction in the number of NSC Systems network services subscriber units from 31,249 at November 30, 2001 to 24,004 as of November 30, 2002 and a lower monthly average service revenue per unit for the total installed base. The proportion of service vehicles relative to long-haul trucking has increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

         Total gross profit margin of 41.1% for the three months ended November 30, 2002 increased from 35.8% during the same period last year. The improved gross profit margin was primarily due to higher ratable product margins associated with VMI product sales and higher service revenue margins within the NSC Systems operating segment. NSC Systems service revenue margins improved primarily due to rate reductions obtained from wireless carriers as well as increased margins on maintenance services under the Service Vehicle Contract with SBC. The Company provided much of the SBC maintenance service work using internal resources during the three months ended November 30, 2002 rather than outsourcing all of the service to third party vendors as was done during 2001. Total product gross profit margin was 20.7% during the three months ended November 30, 2002 compared to 23.0% during the three months ended November 30, 2001.

         Total operating expenses increased to $9.6 million during the three months ended November 30, 2002 from $9.2 million during the same period in 2001. Sales and marketing costs for the three months ending November 30, 2002 increased to $4.2 million from $1.3 million during the three months ended November 30, 2001. This increase is primarily due to expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of three new VMI sales and operations offices in Houston, Atlanta, and Los Angeles. Also, on September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive sales and marketing consulting services for the three-month period from August 23, 2002 to November 22, 2002 as well as non-executive sales and marketing services for the six month period from August 23, 2002 to February 22, 2003. During the three months ended November 30, 2002, total sales and marketing contract service expenses incurred under this agreement were approximately $1.3 million. However, under terms of the agreement, the Company is not required to pay the initial executive consulting fees totaling $0.9 million unless and until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period.

         The increase in VMI sales and marketing costs during the three months ended November 30, 2002 was partially offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the sale to Aether of certain assets and license rights to the Company's long haul trucking and asset tracking businesses. Depreciation and amortization expense also decreased to $1.5 million during the three months ended November 30, 2002 versus $2.1 million during the same period in 2001 primarily due to several Network Service Center assets becoming fully depreciated in early 2002.

         Operating losses increased to $4.0 million during the three months ended November 30, 2002 from $2.6 million during the three months ended November 30, 2001 primarily due to lower sales under the Service Vehicle Contract and increased VMI sales and marketing costs. The Company's NSC Systems segment reported operating income of $3.8 million for the three months ended November 30, 2002, which was offset by the $7.8 million VMI segment operating loss associated with the continued expansion of the VMI sales and marketing efforts. During the three months ended November, 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Product shipments under that contract are expected to be minimal during the 2003 fiscal year. Thus, the Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities was $5.0 million and $1.3 million for the three months ended November 30, 2002 and 2001 respectively. During the three months ended November 30, 2002, cash used for operating activities was primarily attributable to the continued expansion of VMI sales operations. The Company currently markets and sells the VMI product in Dallas, Houston, Austin, Atlanta, and Los Angeles.

         During June of 2001, the Company issued 12,670,497 shares of common stock to holders of its Senior Notes due 2005 ("Senior Notes") in exchange for the cancellation of Senior Notes with an aggregate principle amount of $80,022,000 (the "Exchange Offer"). As a result of the Exchange Offer the Company has reduced its annual cash outflow for interest service by $11 million. In addition, the Company believes the acquisition of the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service.

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

    o Renewal of the Service Vehicle Contract with SBC. At November 30, 2002, the Company had approximately 36,000 units in service with the SBC Companies that accounted for approximately 55% of the Company's installed base, including network services subscribers. The current Service Vehicle Contract with the SBC Companies expires on January 30, 2003 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies. Management currently believes that SBC intends to renew the Service Vehicle Contract for an additional year.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments due to the short-term nature of these investments. The Company's 13 3/4% Senior Notes due 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

         This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company's Transition Report on Form 10-K for the eight month period ended August 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

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

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - See the Index to Exhibits.

         (b) Reports on Form 8-K - The following current report on Form 8-K was filed by the Company subsequent to August 31, 2002:

                  (1) On September 9, 2002, the Company reported under Item 5 the resignation of Jana A. Bell as CEO and the appointment of Andrew Tillman as CEO on an interim basis effective August 25, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MINORPLANET SYSTEMS USA, INC.

Date: January 10, 2003


                                    By:    /s/ Andrew Tillman
                                           -------------------------------------
                                           Andrew Tillman
                                           Chief Executive Officer


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

                                  CERTIFICATION

I, Andrew Tillman, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Minorplanet Systems USA, Inc.;

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Report"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date January 10, 2003

By       /s/ Andrew Tillman
         -----------------------------------------
         Andrew Tillman, Chief Executive Officer

                                  CERTIFICATION

I, W. Michael Smith, certify that:

1. I have reviewed this quarterly report of Form 10-Q of Minorplanet Systems USA, Inc.;

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Report"); and

                  c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date January 10, 2003

By       /s/ W. Michael Smith
         -------------------------------------------
         W. Michael Smith, Executive Vice President,
         Chief Financial Officer & Treasurer

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                     TITLE
         -------                    -----

         2.1      -        Stock Purchase and Exchange Agreement by and between
                           the Company, Minorplanet Systems PLC and Mackay
                           Shields LLC, dated February 14, 2001. (21)

         2.2      -        Asset Purchase Agreement by and between the Company
                           and Aether Systems, Inc. dated March 15, 2002. (22)

         3.1      -        Restated Certificate of Incorporation of the Company,
                           as amended. (29)

         3.2      -        Second Amended and Restated By-Laws of the
                           Company.(20)

         4.1      -        Specimen of certificate representing Common Stock,
                           $.01 par value, of the Company.(1)

         4.2      -        Indenture dated September 23, 1997 by and among the
                           Company, HighwayMaster Corporation and Texas Commerce
                           Bank, National Association (the "Indenture").(8)

         4.3      -        First Supplemental Indenture, dated June 20, 2001, to
                           the Indenture. (28)

         4.4      -        Pledge Agreement dated September 23, 1997, by and
                           among the Company, Bear, Stearns & Co. Inc. and Smith
                           Barney Inc.(8)

         4.5      -        Registration Rights Agreement dated September 23,
                           1997, by and among the Company, HighwayMaster
                           Corporation, Bear, Stearns & Co. Inc. and Smith
                           Barney Inc.(8)

         4.9      -        Warrant Registration Rights Agreement dated September
                           23, 1997, by and among the Company, Bear, Stearns &
                           Co. Inc. and Smith Barney, Inc. (8)

         10.1     -        Registration Rights Agreement by and between the
                           Company, Minorplanet Systems PLC and Mackay Shields
                           LLC, dated as of June 21, 2001. (23)

         10.2     -        Exclusive License and Distribution Agreement by and
                           between Minorplanet Limited, (an @Track subsidiary)
                           and Mislex (302) Limited, dated June 21, 2001 (20)

         10.3              Amended and Restated 1994 Stock Option Plan of the
                           Company, dated February 4, 1994. (1) (4) (5)

         10.4     -        Amendment No. 1 to the Amended and Restated 1994
                           Stock Option Plan. (24)

         10.5     -        Amendment No. 2 to the Amended and Restated 1994
                           Stock Option Plan. (25)

         10.6     -        Amendment No. 3 to the Amended and Restated 1994
                           Stock Option Plan.(30)

         10.7     -        Stock Option Agreement, dated June 22, 1998, by and
                           between the Company and John Stupka. (10)

         10.8     -        Product Development Agreement, dated December 21,
                           1995, between HighwayMaster Corporation and IEX
                           Corporation.(2)(3)

         10.9     -        Software Transfer Agreement, dated April 25, 1997,
                           between HighwayMaster Corporation and Burlington
                           Motor Carriers, Inc.(6)(7)

         10.10    -        Lease Agreement, dated March 20, 1998, between
                           HighwayMaster Corporation and Cardinal Collins Tech
                           Center, Inc.(9)

         10.11    -        Stock Option Agreement dated November 24, 1998, by
                           and between the Company and Michael Smith. (10)

         10.12    -        Agreement No. 980427 between Southwestern Bell
                           Telephone Company, Pacific Bell, Nevada Bell,
                           Southern New England Telephone and HighwayMaster
                           Corporation executed on January 13, 1999. (11)(12)

         10.13    -        Administrative Carrier Agreement entered into between
                           HighwayMaster Corporation and Southwestern Bell
                           Mobile Systems, Inc. on March 30, 1999. (11)(12)

         10.14    -        Addendum to Agreement entered into between
                           HighwayMaster Corporation and International
                           Telecommunications Data Systems, Inc. on February 4,
                           1999. (11)(12)

         10.15    -        Second Addendum to Agreement entered into between
                           HighwayMaster Corporation and International
                           Telecommunications Data Systems, Inc. on February 4,
                           1999. (11)(12)

         10.16    -        Stock Option Agreement dated June 24, 1999, by and
                           between the Company and J. Raymond Bilbao. (13)

         10.17    -        Fleet-on-Track Services Agreement entered into
                           between GTE Telecommunications

                           Services Incorporated and HighwayMaster Corporation on May 3, 1999. (13)(14)

         10.18    -        Stock Option Agreement dated September 3, 1999, by
                           and between the Company and J. Raymond Bilbao. (15)

         10.19    -        Stock Option Agreement dated September 3, 1999, by
                           and between the Company and W. Michael Smith. (15)

         10.20    -        Limited Liability Company Agreement of HighwayMaster
                           of Canada, LLC executed March 3, 2000. (16)

         10.21    -        Monitoring Services Agreement dated May 25, 2000, by
                           and between the Company and Criticom International
                           Corporation. (17) (18)

         10.22    -        Commercial Lease Agreement dated April 26, 2000 by
                           and between the Company and 10th Street Business
                           Park, Ltd. (18)

         10.23    -        Stock Option Agreement dated July 18, 2001, by and
                           between the Company and J. Raymond Bilbao (19)

         10.24    -        Stock Option Agreement dated June 21, 2001, by and
                           between the Company and J. Raymond Bilbao (19)

         10.25    -        Stock Option Agreement dated July 18, 2001, by and
                           between the Company and W. Michael Smith (19)

         10.26    -        Stock Option Agreement dated June 21, 2001, by and
                           between the Company and W. Michael Smith (19)

         10.27    -        Employment Agreement, dated June 21, 2001, between J.
                           Raymond Bilbao and the Company (20)

         10.28    -        Employment Agreement, dated June 21, 2001, between W.
                           Michael Smith and the Company (20)

         10.29    -        Agreement No. 980427-03, dated January 31, 2002
                           between SBC Ameritech, SBC Pacific Bell, SBC Southern
                           New England Telephone, SBC Southwestern Bell
                           Telephone, L.P. and the Company (27) (28)

         10.30             Agreement and General Release Between the Company and
                           Todd A. Felker dated October 8, 2002 (31)

         10.31             Agreement and Mutual Release Between the Company and
                           Jana A. Bell dated September 24, 2002 (31)

         10.32             Addendum dated September 26, 2002 to Exclusive
                           Licence and Distribution Agreement (32)

         16.1     -        Letter from Arthur Andersen to the SEC (Omitted
                           pursuant to Item 304T of Regulation S-K)

         99.1     -        Certification Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002, by Andrew Tillman, Chief Executive
                           Officer (32)

         99.2     -        Certification Pursuant to 18 U.S.C. Section 1350, as
                           adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002, by W. Michael Smith, Executive Vice
                           President and Chief Financial Officer (32)

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