Form 10-Q
period 2003-02-28
MINORPLANET SYSTEMS USA
filed 2003-04-14
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 2003


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding as of
     Title of each class                                April 11, 2003
----------------------------                 ----------------------------------
Common Stock, $.01 par value                           48,349,161

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at February 28, 2003
                           and August 31, 2002                                              3

                  Consolidated Statements of Operations for the three and
                           six months ended February 28, 2003 and 2002                      4

                  Consolidated Statements of Cash Flows for the six
                           months ended February 28, 2003 and 2002                          5

                  Consolidated Statement of Changes in Stockholders' Equity
                           for the six months ended February 28, 2003                       6

                  Notes to Consolidated Financial Statements                             7-13

Item 2            Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                14-17

Item 3            Quantitative and Qualitative Disclosures About
                           Market Risk                                                     18

Item 4            Controls and Procedures                                                  18

PART II. OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                         19

Signatures                                                                                 20

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)


                                          ASSETS

                                                                       February 28,     August 31,
                                                                          2003             2002
                                                                       ------------     ----------
Current assets:
  Cash and cash equivalents                                             $   9,866       $  10,413
  Short-term investments                                                      500           7,677
  Accounts receivable, net                                                  5,878           7,699
  Inventories                                                               2,715           1,581
  Deferred product costs - current portion                                  3,595           6,149
  Other current assets                                                      1,406           2,779
                                                                        ---------       ---------
     Total current assets                                                  23,960          36,298
Network, equipment and software, net                                        5,137           6,425
Deferred product costs - non-current portion                                2,052           1,496
License rights, net                                                        34,792          36,100
Other assets, net                                                           1,645           1,084
                                                                        ---------       ---------
     Total assets                                                       $  67,586       $  81,403
                                                                        =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $   3,157       $   2,875
  Telecommunications costs payable                                          2,373           3,268
  Accrued interest payable                                                    903             903
  Deferred product revenues - current portion                               5,259           8,054
  Deferred service revenues - current portion                               2,155           6,872
  Other current liabilities                                                 6,141           5,989
                                                                        ---------       ---------
     Total current liabilities                                             19,988          27,961
Deferred product revenues - non-current portion                             4,900           2,791
Senior notes and other notes payable                                       14,314          14,254
Other non-current liabilities                                               1,843             979
                                                                        ---------       ---------
     Total liabilities                                                     41,045          45,985
                                                                        ---------       ---------

Commitments and contingencies

Stockholders' equity:
  Common Stock                                                                484             484
  Preferred Stock - Series E                                                   --              --
  Additional paid-in capital                                              218,509         218,509
  Accumulated deficit                                                    (191,890)       (183,013)
  Treasury stock                                                             (562)           (562)
                                                                        ---------       ---------
     Total stockholders' equity                                            26,541          35,418
                                                                        ---------       ---------
     Total liabilities and stockholders' equity                         $  67,586       $  81,403
                                                                        =========       =========



          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (in thousands, except per share)


                                                        Three months ended            Six months ended
                                                          February 28,                  February 28,
                                                    -----------------------       -----------------------
                                                      2003           2002           2003           2002
                                                    --------       --------       --------       --------
Revenues:
  Product                                           $    563       $  2,526       $  1,177       $  7,794
  Ratable product                                      2,672          2,523          5,349          4,304
  Service                                              8,810         11,043         19,147         22,518
                                                    --------       --------       --------       --------
     Total revenues                                   12,045         16,092         25,673         34,616
                                                    --------       --------       --------       --------
Cost of revenues:
  Product                                                431          2,184          1,078          6,132
  Ratable product                                      1,929          2,135          3,893          3,611
  Service                                              4,485          5,353          9,908         11,825
  Inventory write-down to net realizable value            --          4,693             --          4,693
                                                    --------       --------       --------       --------
    Total cost of revenues                             6,845         14,365         14,879         26,261
                                                    --------       --------       --------       --------

Gross profit                                           5,200          1,727         10,794          8,355
                                                    --------       --------       --------       --------

Expenses:
  General and administrative                           2,534          3,071          5,037          6,095
  Customer service                                     1,045          1,331          1,985          2,888
  Sales and marketing                                  3,612          2,226          7,792          3,496
  Engineering                                            438            591            903          1,464
  Network services center                                 --            434             --            885
  Depreciation and amortization                        1,451          1,894          2,913          3,967
                                                    --------       --------       --------       --------
                                                       9,080          9,547         18,630         18,795
                                                    --------       --------       --------       --------

    Operating loss                                    (3,880)        (7,820)        (7,836)       (10,440)

Interest income                                          130             68            254            136
Interest expense                                        (529)          (525)        (1,059)        (1,063)
Other expense                                           (125)            --           (236)            --
                                                    --------       --------       --------       --------
    Loss before income taxes                          (4,404)        (8,277)        (8,877)       (11,367)
Income tax provision                                      --             --             --             --
                                                    --------       --------       --------       --------
Net loss                                            $ (4,404)      $ (8,277)      $ (8,877)      $(11,367)
                                                    ========       ========       ========       ========

Basic and diluted loss per share:
  Net loss per share                                $  (0.09)      $  (0.17)      $  (0.18)      $  (0.24)
                                                    ========       ========       ========       ========

Weighted average number of shares outstanding:
   Basic and diluted                                  48,349         48,047         48,349         48,050
                                                    ========       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                       Six months ended
                                                                         February 28,
                                                                   -----------------------
                                                                     2003           2002
                                                                   --------       --------
Cash flows from operating activities:
  Net loss                                                         $ (8,877)      $(11,367)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                    1,605          2,658
     Net book value of equipment retired                                114             --
     Amortization of license rights                                   1,308          1,309
     Amortization of discount on notes payable                           30             30
     Provision for bad debts                                            890            473
     Amortization of deferred service revenues                       (4,717)            --
     Inventory write-down to net realizable value                        --          4,693
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                  1,547          2,693
     (Increase) decrease in inventory                                (1,134)         1,994
     Decrease in deferred product costs                               1,998          2,558
     (Increase) decrease in other assets                               (454)           612
     Increase (decrease) in accounts payable                            282         (1,065)
     Decrease in deferred product revenues                             (686)        (2,880)
     Increase in accrued expenses and other liabilities                  77            508
                                                                   --------       --------
          Net cash (used in) provided by operating actitivies        (8,017)         2,216
                                                                   --------       --------

Cash flows from investing activities:
     Additions to network, equipment and software                      (307)        (1,071)
     Purchases of short-term investments                             (5,496)        (6,855)
     Redemptions of short-term investments                           12,673          3,400
                                                                   --------       --------
          Net cash provided by (used in) investing activities         6,870         (4,526)
                                                                   --------       --------

Cash flows from financing activities:
     Common stock repurchased                                            --            (15)
     Proceeds from exercise of stock options                             --             14
     Proceeds from sale of service contract                             650             --
     Payments on capital leases                                         (50)            --
                                                                   --------       --------
          Net cash provided by (used in) financing activities           600             (1)
                                                                   --------       --------

Decrease in cash and cash equivalents                                  (547)        (2,311)
                                                                   --------       --------

Cash and cash equivalents, beginning of period                       10,413          9,814
                                                                   --------       --------
Cash and cash equivalents, end of period                           $  9,866       $  7,503
                                                                   ========       ========

Supplemental cash flow information:
    Interest paid                                                  $    994       $    985
                                                                   ========       ========
    Taxes paid                                                     $     --       $    778
                                                                   ========       ========
Non-cash investing activities:
    Purchases of assets through capital leases                     $    124       $     --
                                                                   ========       ========

          See accompanying notes to consolidated financial statements.

                  MINORPLANET SYSTEMS USA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)


                           Preferred Stock         Common Stock    Additional   Treasury Stock
                          ------------------   ------------------   Paid-in     ---------------   Accumulated
                          Shares     Amount       Shares   Amount   Capital     Shares   Amount     Deficit        Total
                          -------   --------   ----------  ------  ----------   ------   ------   -----------   ----------
Stockholders' equity at
  August 31, 2002              1    $    --    48,424,960   $484   $  218,509   75,799   $(562)   $ (183,013)   $   35,418
     Net loss                                                                                         (8,877)       (8,877)
                             ---    -------    ----------   ----   ----------   ------   -----    ----------    ----------
Stockholders' equity at
  February 28, 2003            1    $    --    48,424,960   $484   $  218,509   75,799   $(562)   $ (191,890)   $   26,541
                             ===    =======    ==========   ====   ==========   ======   =====    ==========    ==========

          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1.       BUSINESS OVERVIEW

         Minorplanet Systems USA, Inc., a Delaware corporation (the "Company"), develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information(TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

         The initial application for the Company's wireless enhanced services, HighwayMaster Series 5000 ("Series 5000"), was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. ("SBC Companies"), pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R). During the first calendar quarter of 2001, the Company began marketing and selling 20/20V(TM), a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

         On March 15, 2002, the Company completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the "Sale"). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The two companies also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements presented herein include those of Minorplanet Systems USA Inc. and its wholly-owned subsidiaries:
HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the eight-month transition period ended August 31, 2002. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

3.   CHANGE IN FISCAL YEAR END

     On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31st. Accordingly, the Company is presenting unaudited financial statements for the three and six-month periods ended February 28, 2003, as well as comparable unaudited financial statements for the three and six-month periods ended February 28, 2002, in this Form 10-Q.

4.   NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for companies that voluntarily adopt the fair value based method of accounting for stock-based employee compensation in accordance with Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"). SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company plans to adopt the disclosure-only provisions of SFAS 148 beginning with the interim period ending May 31, 2003 and will continue to account for stock-based employee compensation expense under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

     In November of 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the liability and disclosure provisions of FIN 45 during the second quarter of fiscal year 2003 and such adoption did not have a material impact on its consolidated financial statements. The Company has begun disclosing product warranty commitments as required by FIN 45 in the notes of its interim financial statements (Note 9).

5.   REVENUE RECOGNITION

     The Company recognizes revenue from its long haul trucking Series 5000 mobile units, Trackware, and 20/20V products under the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues- non-current portion." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company will periodically review its estimates of the customer relationship period as compared to historical results and adjust its estimates prospectively. Under sales arrangements which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products, if terms of the sales arrangement give the customer right of acceptance. Sales arrangements recognized upon delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

     The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by SAB 101 and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to customers of its VMI products over the contract term. Therefore, in accordance with SAB 101, the Company defers VMI product revenues and recognizes this revenue ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. All VMI product sales proceeds are recognized under this method and are portrayed in the accompanying Consolidated Statement of Operations as "Ratable product revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues non-current portion."

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

6.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities during the six months ended February 28, 2003 was $8.0 million. Operating cash expenditures were primarily attributable to the ongoing VMI sales operations. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas.

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

     As of February 28, 2003, the Company had approximately 34,500 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 57% of the Company's installed base. The Company recently signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

Critical success factors in Management's plans to achieve positive cash flow from operations include:


     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 21 million vehicles. Currently, management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

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

     Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months. The projected operating results assume that VMI product sales will increase to approximately double the current sales levels over the next six months. Management believes the sales increases are achievable as the projected sales volumes are based on results achieved in the United Kingdom and Europe. If cash generated from operations is not sufficient to meet its working capital requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available, which in this case, the Company may be required to reduce the scope of its operations which could negatively impact its financial condition and operating results.

7.   INVENTORY WRITE-DOWN TO NET REALIZABLE VALUE

     In December of 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines. The Trackware product line was designed to more efficiently utilize trailer assets. Due to the economic downturn, trucking companies had an excess of trailers in their fleets; thus, utilization of these assets was not an issue for many trucking companies, and management believed that significant demand for the Trackware product would not increase in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had no significant sales of this product.

8.   OTHER ASSETS

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

9.   COMMITMENTS AND CONTINGENCIES

Product Warranty Guarantees

     The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, which typically ranges from three to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company's product warranty liability are summarized below (in thousands).

                                                              For the Six         For the Six
                                                              Months Ended        Months Ended
                                                           February 28, 2003    February 28, 2002
                                                           -----------------    -----------------
Warranty product liability at beginning of period               $   490                $   548
Accruals for product warranties issued                              196                    671
Product replacements                                               (107)                  (793)
Adjustments to pre-existing warranty estimates                      (94)                   625
                                                                -------                -------
Warranty product liability at end of period                     $   485                $ 1,051
                                                                =======                =======



Compromise Settlement Agreement

     During the first calendar quarter of 2001, the outsource manufacturer (the "vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity as the manufacturer of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of February 28, 2003.

     On April 4, 2003, the Company and the vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company's obligation to make the final $1.6 million payment to the vendor under the Compromise Settlement Agreement. Specifically, the Company will issue to the vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the vendor for the remaining $1.6 million payable under the Compromise Settlement Agreement. The Company will take delivery of the initial lot of 500 units within 30 days of the Company's approval of the vendor's first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500 unit lot is due upon receipt of each shipment.

10.  RELATED PARTY TRANSACTIONS

     Minorplanet UK owns 62 percent of the Company's outstanding common stock and thus controls the Company. Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).


                                   For the three months     For the six months
                                    ended February 28,      ended February 28,
                                   --------------------     -------------------
                                     2003        2002        2003        2002
                                    ------      ------      ------      ------
Research and development costs      $  250      $  250      $  500      $  500
Contract service expenses           $1,177      $   --      $2,459      $   --
                                    ------      ------      ------      ------
                                    $1,427      $  250      $2,959      $  500
                                    ======      ======      ======      ======


                                  As of February 28,     As of August 31,
                                         2003                 2002
                                  ------------------     ----------------
Other current assets                   $   --                 $  794
Other current liabilities              $  882                 $  248
Other non-current liabilities          $1,760                 $  880

     The Company currently pays Minorplanet Limited an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased based on actual research and development costs incurred by Minorplanet UK. The research and development costs in the above table represent the annual $1.0 million fee pro-rated for the three and six months ended February 28, 2003 and 2002 respectively.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2002. Under terms of the agreement, the Company is not required to pay the executive consulting fees totaling $1,760,000 unless and until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of February 28, 2003 and August 31, 2002, contingent liabilities for $1,760,000 and $880,000 respectively, payable to Minorplanet Limited were included on the Company's consolidated balance sheet under other non-current liabilities. The associated deferred asset in the amount of $794,000, which was net of $86,000 amortization, was reflected in other current assets on the Company's consolidated balance sheet as of August 31, 2002. This deferred asset was subsequently amortized to expense during the three months ended November 30, 2002 and is included in contract services expenses in the above table.

     Other current liabilities in the above table primarily include the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of February 28, 2003 and August 31, 2002.

11.  SEGMENT REPORTING

     The Company's reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The company's two reportable segments are VMI and Network Service Center Systems ("NSC Systems").

     During the last half of the 2001 calendar year, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the AVL marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications based cellular network to transmit data between the DCU's and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 21 million vehicles.

     Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the Service Vehicle Contract. Prior to the Sale to Aether, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM). Pursuant to the terms of the Sale, these products continue to use the Company's Network Service Center to relay voice and messages between the mobile units and the customer's dispatchers.

     On March 15, 2002, the Company completed the Sale to Aether of certain NSC Systems assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether.

     Operating expenses are allocated to each segment based on management's estimate of the utilization of financial resources by each segment. The following tables set forth segment financial information (in thousands).

                                              Three Months Ended February 28, 2003      Three Months Ended February 28, 2002
                                              ------------------------------------     --------------------------------------
                                              NSC Systems      VMI    Consolidated     NSC Systems      VMI      Consolidated
                                              -----------   --------- ------------     -----------    ---------  ------------
Revenues                                        $ 10,822    $  1,223     $ 12,045        $ 16,014     $     78     $ 16,092
Operating income (loss)                            3,276      (7,156)      (3,880)         (3,646)      (4,174)      (7,820)
Interest expense                                     529          --          529             525           --          525
Interest income                                       32          98          130              67            1           68
Depreciation and amortization                        743         708        1,451           1,229          665        1,894
Net income (loss)                                  2,779      (7,183)      (4,404)         (4,104)      (4,173)      (8,277)
Total assets                                      22,436      45,150       67,586          43,208       39,471       82,679
Capital expenditures                                  42          55           97             574     $    371          945
Other significant non-cash items:
  Purchases of assets through capital leases          30          --           30              --           --           --


                                                Six Months Ended February 28, 2003         Six Months Ended February 28, 2002
                                               -------------------------------------     -------------------------------------
                                               NSC Systems     VMI      Consolidated     NSC Systems     VMI      Consolidated
                                               -----------  ---------   ------------     -----------   ---------  ------------
Revenues                                        $ 23,583    $  2,090     $ 25,673          34,468          148     $ 34,616
Operating income (loss)                            7,098     (14,934)      (7,836)         (3,609)      (6,831)     (10,440)
Interest expense                                   1,059          --        1,059           1,063           --        1,063
Interest income                                       85         169          254             135            1          136
Depreciation and amortization                      1,496       1,417        2,913           2,651        1,316        3,967
Net income (loss)                                  6,014     (14,891)      (8,877)         (4,537)      (6,830)     (11,367)
Total assets                                      22,436      45,150       67,586          43,208       39,471       82,679
Capital expenditures                                 170         137          307             674          397        1,071
Other significant non-cash items:
   Purchase of assets through capital leases         124          --          124              --           --           --


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information(TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is targeted to small and medium sized fleets in the metro marketplace which the Company believes represents a total U.S. market of approximately 21 million vehicles.

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

     Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. ("SBC Companies"), pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM).

     On March 15, 2002, the Company completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the "Sale"). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("Series 5000") customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. Hereinafter, Series 5000 units for which the Company provides network services are referred to as network services subscribers. The two companies also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2003, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002

     Total revenues for the three months ended February 28, 2003 decreased to $12.0 million from $16.1 million during the three months ended February 28, 2002 primarily due to a reduction in NSC Systems product and service revenues. NSC product revenues, including ratable product revenue, decreased from $5.0 million during the three months ended February 28, 2002 to $2.3 million during the three months ended February 28, 2003 while NSC service revenues decreased from $11.0 million to $8.5 million during the same periods respectively. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC as well as a reduction in long haul trucking product revenue due to the Sale of certain assets to Aether in March of 2002. The drop in NSC Systems service revenue was primarily attributable to a 33% reduction in the number of NSC Systems network services subscriber units from 30,421 at February 28, 2002 to 20,261 as of February 28, 2003. This decrease in network subscriber units was anticipated after the Sale to Aether as many of these units have converted to Aether's network.

     The decrease in NSC Systems revenue was partially offset by an increase in VMI revenue. VMI revenue increased from $0.1 million during the three months ended February 28, 2002 to $1.2 million during the three months ended February 28, 2003. The Company began marketing the VMI product in the Dallas, Texas and Houston, Texas markets during the last half of 2001, the Atlanta, Georgia market in January of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Total units sold more than doubled from approximately 700 units during the three months ended February 28, 2002 to 1,450 units during the three months ended February 28, 2003. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under Staff Accounting Bulletin No. 101 and Statement of Position 97-2, and recognized over the greater of the contract life or the estimated life of the customer relationship. Thus, the increase in VMI revenue during the three months ended February 28, 2003 is primarily due to the ratable recognition of previously deferred revenue associated with the growing VMI installed base. Total VMI deferred product revenue reflected on the Company's balance sheet, net of amortization, has increased from $0.8 million as of February 28, 2002 to $7.0 million at February 28, 2003.

     Total gross profit margin of 43% for the three months ended February 28, 2003 increased from 11% during the same period last year. During December of 2001, the Company recorded a $4.7 million write-down of inventory to net realizable value due to excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines within the NSC Systems segment. Excluding this inventory write-down, gross profit margin would have been 40% during the three months ended February 28, 2002. The improvement in gross margin, excluding the inventory write-down, during the three months ended February 28, 2003 was primarily due to higher ratable product margins on VMI sales and lower warranty costs associated with units installed under the Service Vehicle Contract with SBC.

     Total operating expenses decreased to $9.1 million during the three months ended February 28, 2003 from $9.5 million during the same period in 2002. Sales and marketing costs for the three months ending February 28, 2003 increased to $3.6 million from $2.2 million during the three months ended February 28, 2002. This increase is primarily due to higher sales consulting costs and other ongoing expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of a new sales and operations office in Los Angeles. On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. During the three months ended February 28, 2003, total sales and marketing contract service expenses incurred under this agreement were approximately $1.2 million. However, under terms of the agreement, the Company is not required to pay the $0.9 million executive consulting fees incurred during the three months ended February 28, 2003 until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous twelve-month period.

     The increase in sales and marketing costs during the three months ended February 28, 2003 was offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. Contributing to the decrease in other departmental operating expenses were reductions in personnel primarily associated with the Sale to Aether. Also, after the March 15, 2002 Sale to Aether, all costs of operating the NSC were included in cost of revenues in order to properly match these expenses with the associated revenues generated from providing the network and airtime services to Aether. Total NSC operating costs reclassified to cost of sales during the three months ended February 28, 2003 were $0.6 million. Depreciation and amortization expense also decreased by $0.4 million during the three months ended February 28, 2003 in comparison to the same period during 2002 primarily due to several Network Service Center assets becoming fully depreciated.

     Operating losses improved to $3.9 million during the three months ended February 28, 2003 from $7.8 million during the three months ended February 28, 2002. Excluding the $4.7 million inventory write-down during December of 2001, operating losses would have been $3.1 million during the three months ended February 28, 2002. Thus, the effective increase in operating losses during the three months ended February 28, 2003 is primarily due to lower NSC Systems sales under the Service Vehicle Contract and increased sales and marketing costs associated with the VMI product launch. The Company's NSC Systems segment reported operating income of $3.3 million for the three months ended February 28, 2003, which was offset by the $7.2 million VMI segment operating loss associated with the continued expansion of the VMI sales and marketing efforts.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2003, COMPARED TO SIX MONTHS ENDED
FEBRUARY 28, 2002

     Total revenues decreased from $34.6 million during the six months ended February 28, 2002 to $25.7 million during the six months ended February 28, 2003 primarily due to lower product and service revenues within the NSC Systems segment. NSC Systems product revenues, including ratable product revenue, decreased from $12.0 million during the six months ended February 28, 2002 to $5.0 million during the six months ended February 28, 2003. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC as well as a reduction in long haul trucking product revenue due to the Sale of certain assets to Aether in March of 2002. NSC Systems service revenue decreased from $22.5 million during the six months ended February 28, 2002 to $18.6 million during the six months ended February 28, 2003 primarily due to an anticipated reduction in network services subscriber units after the Sale to Aether in March of 2002. Many of these units have converted to Aether's network.

     VMI revenue increased from $0.1 million during the six months ended February 28, 2002 to $2.1 million during the six months ended February 28, 2003. VMI units sold increased from approximately 800 units during the six months ended February 28, 2002 to 3,200 units during the six months ended February 28, 2003. As discussed above, the Company's revenue recognition policies require deferral of VMI revenues and the associated cost of sales and recognition over the greater of the contract life or the estimated life of the customer relationship. Therefore, the increase in VMI revenue during the six months ended February 28, 2003 is primarily due to the ratable recognition of previously deferred revenue associated with the growing VMI installed base.

     Total gross profit margin increased to $10.8 million during the six months ended February 28, 2003 from $8.4 million during the six months ended February 28, 2002 and gross profit percentage improved from 24% to 42% for the same periods respectively. During December of 2001, the Company recorded a $4.7 million write-down of inventory to net realizable value due to excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines within the NSC Systems segment. Excluding this inventory write-down, gross profit margin would have been 38% during the six months ended February 28, 2002. The improvement in gross margin, excluding the inventory write-down, during the six months ended February 28, 2003 was primarily due to higher ratable product margins associated with VMI product sales, lower warranty costs on units installed under the Service Vehicle Contract with SBC, and improved margins on maintenance services under the Service Vehicle Contract with SBC. The Company provided much of the SBC maintenance service work using internal resources during the six months ended February 28, 2003 rather than outsourcing all of the service to third party vendors as was done during the same period last year, which resulted in a cost savings of approximately $1.2 million.

     Total operating expenses for the six months ended February 28, 2003 were $18.6 million versus $18.8 million during the six months ended February 28, 2002. Sales and marketing costs increased to $7.8 million during the six months ended February 28, 2003 from $3.5 million during the same period last year. This increase is primarily due to higher sales consulting costs and other ongoing expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of a new sales and operations in Houston, Atlanta, and Los Angeles. On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. During the six months ended February 28, 2003, total sales and marketing contract service expenses incurred under this agreement were approximately $2.5 million. However, under terms of the agreement, the Company is not required to pay the $1.8 million executive consulting fees incurred during the six months ended February 28, 2003 until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous twelve-month period.

     The increase in sales and marketing costs during the six months ended February 28, 2003 was offset by reductions in operating expenses across all other departments. Contributing to these departmental expense decreases were personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the Sale to Aether. Depreciation and amortization expense decreased by $1.1 million during the six months ended February 28, 2003 in comparison to the same period during 2002 primarily due to several Network Service Center assets becoming fully depreciated. After the Sale to Aether in March of 2002, all costs of operating the NSC were included in cost of revenues in order to properly match these expenses with the associated revenues generated from providing the network and airtime services to Aether. Total NSC operating costs charged to cost of sales during the six months ended February 28, 2003 were $1.2 million.

     Operating losses improved to $7.8 million during the six months ended February 28, 2003 from $10.4 million during the six months ended February 28, 2002. Excluding the $4.7 million inventory write-down during December of 2001, operating losses would have been $5.7 million during the six months ended February 28, 2002. Thus, the effective increase in operating losses during the six months ended February 28, 2003 is primarily due to lower NSC Systems sales under the Service Vehicle Contract and increased sales and marketing costs associated with the VMI product launch. Operating income for the NSC Systems segment was $7.1 million for the six months ended February 28, 2003, which was offset by the $14.9 million VMI segment operating loss associated with the continued expansion of the VMI sales and marketing efforts. During the six months ended February 28, 2002, the Service Vehicle Contract was responsible for the majority of new product sales. Product shipments under that contract were minimal during the six months ended February 28, 2003 and are expected to be low during the remainder of the 2003 fiscal year. Thus, the Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used for operating activities during the six months ended February 28, 2003 was $8.0 million. Operating cash expenditures were primarily attributable to the ongoing VMI sales operations. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas.

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

     As of February 28, 2003, the Company had approximately 34,500 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 57% of the Company's installed base. The Company recently signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

Critical success factors in Management's plans to achieve positive cash flow from operations include:

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 21 million vehicles. Currently, management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

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

     Based on projected operating results, the Company believes its existing capital resources will be sufficient to fund its currently anticipated operating needs and capital expenditure requirements for the next twelve months. The projected operating results assume that VMI product sales will increase to approximately double the current sales levels over the next six months. Management believes the sales increases are achievable as the projected sales volumes are based on results achieved in the United Kingdom and Europe. If cash generated from operations is not sufficient to meet its working capital requirements, the Company may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available, which in this case, the Company may be required to reduce the scope of its operations which could negatively impact its financial condition and operating results.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to market risk associated with its cash and short-term investments due to the short-term nature of these investments. The Company's 13 3/4% Senior Notes due September 15, 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

FORWARD LOOKING STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company's Transition Report on Form 10-K for the eight-month period ended August 31, 2002.

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




                            MINORPLANET SYSTEMS USA, INC.

Date: April 11, 2003


                       By:  /s/ Andrew Tillman
                            ------------------------------
                            Andrew Tillman
                            Chief Executive Officer




                       By:  /s/ W. Michael Smith
                            ------------------------------
                            W. Michael Smith
                            Executive Vice President and Chief Financial
                            Officer (Principal Financial and Accounting Officer)

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    April 11, 2003

By      /s/ Andrew Tillman
        -------------------------
        Andrew Tillman, Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    April 11, 2003

By      /s/ W. Michael Smith
        ---------------------------------------
        W. Michael Smith, Executive Vice President,
        Chief Financial Officer & Treasurer

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
                                 Section 906 of the Sarbanes-Oxley Act of 2002, by Andrew Tillman, Chief
                                 Executive Officer (33)

                  99.2        -  Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive
                                 Vice President and Chief Financial Officer (33)

-------------

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

(27) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

(28) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(29) Incorporated by reference to Exhibit A to the information statement contained in the Company's Definitive Schedule 14C filed with the SEC on June 27, 2002.

(30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002.

(31) Filed in connection with the Company's Form 10-K Transition Report for the eight-month period ended August 31, 2002.

(32) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

(33) Filed herewith.