Form 10-Q
period 2003-05-31
MINORPLANET SYSTEMS USA INC
filed 2003-07-14
CIK 944400

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2003
                                        ------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the period from                 to
                             ---------------    --------------

                         Commission file number 0-26140
                                                -------

                          MINORPLANET SYSTEMS USA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   51-0352879
-----------------------------------        ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  1155 Kas Drive, Suite 100, Richardson, Texas                  75081
-------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code      (972) 301-2000
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

                                             Number of Shares Outstanding as of
    Title of each class                                July 14, 2003
----------------------------                 ----------------------------------
Common Stock, $.01 par value                             48,349,161

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                                        PAGE
                                                                                       NUMBER
PART I.           FINANCIAL INFORMATION

Item 1            Consolidated Financial Statements:

                  Consolidated Balance Sheets at May 31, 2003
                      and August 31, 2002                                                   3

                  Consolidated Statements of Operations for the three and
                      nine months ended May 31, 2003 and 2002                               4

                  Consolidated Statements of Cash Flows for the nine
                      months ended May 31, 2003 and 2002                                    5

                  Consolidated Statement of Changes in Stockholders' Equity
                      for the nine months ended May 31, 2003                                6

                  Notes to Consolidated Financial Statements                             7-13

Item 2            Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     13-16

Item 3            Quantitative and Qualitative Disclosures About
                      Market Risk                                                          17

Item 4            Controls and Procedures                                                  17

PART II.          OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                         17

Signatures                                                                                 18

Certifications                                                                          19-20

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             ASSETS
                                                                        (Unaudited)
                                                                          May 31,       August 31,
                                                                           2003            2002
                                                                        -----------     ----------
Current assets:
  Cash and cash equivalents                                              $   6,397      $  10,413
  Short-term investments                                                        --          7,677
  Accounts receivable, net                                                   4,688          7,699
  Inventories                                                                2,526          1,581
  Deferred product costs - current portion                                   2,271          6,149
  Other current assets                                                       1,218          2,779
                                                                         ---------      ---------
     Total current assets                                                   17,100         36,298
Network, equipment and software, net                                         4,409          6,425
Deferred product costs - non-current portion                                 2,072          1,496
License rights, net                                                         34,139         36,100
Other assets, net                                                            1,514          1,084
                                                                         ---------      ---------
     Total assets                                                        $  59,234      $  81,403
                                                                         =========      =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $   1,258      $   2,875
  Telecommunications costs payable                                           2,164          3,268
  Accrued interest payable                                                     411            903
  Deferred product revenues - current portion                                3,855          8,054
  Deferred service revenues - current portion                                  656          6,872
  Other current liabilities                                                  6,222          5,989
                                                                         ---------      ---------
     Total current liabilities                                              14,566         27,961
Deferred product revenues - non-current portion                              5,231          2,791
Senior notes and other notes payable                                        14,295         14,254
Other non-current liabilities                                                1,829            979
                                                                         ---------      ---------
     Total liabilities                                                      35,921         45,985
                                                                         ---------      ---------

Commitments and contingencies

Stockholders' equity:
  Common Stock                                                                 484            484
  Preferred Stock - Series E                                                    --             --
  Additional paid-in capital                                               218,509        218,509
  Accumulated deficit                                                     (195,118)      (183,013)
  Treasury stock                                                              (562)          (562)
                                                                         ---------      ---------
     Total stockholders' equity                                             23,313         35,418
                                                                         ---------      ---------
     Total liabilities and stockholders' equity                          $  59,234      $  81,403
                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (in thousands, except per share data)


                                                     Three months ended          Nine months ended
                                                           May 31,                     May 31,
                                                   ----------------------      ----------------------
                                                     2003          2002          2003          2002
                                                   --------      --------      --------      --------
Revenues:
  Product                                          $    682      $  1,509      $  1,858      $  9,303
  Ratable product                                     2,679         2,485         8,028         6,789
  Service                                             7,531        11,445        26,679        33,963
                                                   --------      --------      --------      --------
     Total revenues                                  10,892        15,439        36,565        50,055
                                                   --------      --------      --------      --------
Cost of revenues:
  Product                                               521         1,330         1,599         7,462
  Ratable product                                     1,865         2,003         5,758         5,613
  Service                                             3,922         6,292        13,830        18,117
  Inventory write-down to net realizable value           --            --            --         4,693
                                                   --------      --------      --------      --------
    Total cost of revenues                            6,308         9,625        21,187        35,885
                                                   --------      --------      --------      --------

Gross profit                                          4,584         5,814        15,378        14,170
                                                   --------      --------      --------      --------

Expenses:
  General and administrative                          2,080         2,894         7,117         8,990
  Customer service                                    1,137         1,186         3,122         4,074
  Sales and marketing                                 2,222         3,541        10,014         7,037
  Engineering                                           456           488         1,359         1,952
  Network services center                                --            82            --           967
  Depreciation and amortization                       1,428         1,604         4,341         5,571
                                                   --------      --------      --------      --------
                                                      7,323         9,795        25,953        28,591
                                                   --------      --------      --------      --------

    Operating loss                                   (2,739)       (3,981)      (10,575)      (14,421)

Interest income                                          94           246           347           382
Interest expense                                       (530)         (532)       (1,588)       (1,595)
Other expense                                           (53)         (183)         (289)         (183)
                                                   --------      --------      --------      --------
    Loss before income taxes                         (3,228)       (4,450)      (12,105)      (15,817)
Income tax provision                                     --            --            --            --
                                                   --------      --------      --------      --------
Net loss                                           $ (3,228)     $ (4,450)     $(12,105)     $(15,817)
                                                   ========      ========      ========      ========

Basic and diluted loss per share:
                                                   --------      --------      --------      --------
  Net loss per share                               $  (0.07)     $  (0.09)     $  (0.25)     $  (0.33)
                                                   ========      ========      ========      ========

Weighted average number of shares outstanding:
   Basic and diluted                                 48,349        48,236        48,349        48,112
                                                   ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                  Nine months ended
                                                                                                        May 31,
                                                                                                ----------------------
                                                                                                  2003          2002
                                                                                                --------      --------
Cash flows from operating activities:
  Net loss                                                                                      $(12,105)     $(15,817)
  Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                                                                 2,380         3,608
     Net book value of equipment retired                                                             176            --
     Amortization of license rights                                                                1,961         1,963
     Amortization of discount on notes payable                                                        45            44
     Provision for bad debts                                                                         994           737
     Non-cash compensation                                                                            --           532
     Amortization of deferred service revenues                                                    (6,216)       (2,394)
     Inventory write-down to net realizable value                                                     --         4,693
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                               2,862         4,682
     (Increase) decrease in inventory                                                               (945)        1,594
     Decrease in deferred product costs                                                            3,302         2,479
     Increase in other assets                                                                       (364)       (1,643)
     Decrease in accounts payable                                                                 (1,617)       (1,753)
     Decrease in deferred product revenues                                                        (1,759)       (2,063)
     (Decrease) increase in accrued expenses and other liabilities                                  (562)        2,009
                                                                                                --------      --------
          Net cash used in operating activities                                                  (11,848)       (1,329)
                                                                                                --------      --------

Cash flows from investing activities:
     Net proceeds from sale of assets                                                                 --         2,740
     Additions to network, equipment and software                                                   (416)         (527)
     Purchases of short-term investments                                                          (5,496)      (11,754)
     Redemptions of short-term investments                                                        13,173         9,850
                                                                                                --------      --------
          Net cash provided by investing activities                                                7,261           309
                                                                                                --------      --------

Cash flows from financing activities:
     Common stock repurchased                                                                         --           (15)
     Proceeds from exercise of stock options                                                          --           457
     Proceeds from sale of service contract                                                          650         3,260
     Payments on capital leases                                                                      (79)          (29)
                                                                                                --------      --------
          Net cash provided by financing activities                                                  571         3,673
                                                                                                --------      --------

                                                                                                --------      --------
(Decrease) increase in cash and cash equivalents                                                  (4,016)        2,653
                                                                                                --------      --------

Cash and cash equivalents, beginning of period                                                    10,413         9,814
                                                                                                --------      --------
Cash and cash equivalents, end of period                                                        $  6,397      $ 12,467
                                                                                                ========      ========

Supplemental cash flow information:
    Interest paid                                                                               $  1,985      $  1,978
                                                                                                ========      ========

Non-cash investing and financing activities:
    Purchases of assets through capital leases                                                  $    124      $    224
                                                                                                ========      ========
    Note receivable received as proceeds from sale of assets and service contract               $     --      $ 12,000
                                                                                                ========      ========
    Receivable held in escrow received as proceeds from sale of assets and service contract     $     --      $  1,000
                                                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                  MINORPLANET SYSTEMS USA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (in thousands, except share information)

                                              Preferred Stock             Common Stock          Additional
                                          ------------------------    -----------------------    Paid-in
                                            Shares        Amount        Shares       Amount      Capital
                                          ----------    ----------    ----------   ----------   ----------
Stockholders' equity at August 31, 2002            1    $       --    48,424,960   $      484   $  218,509
     Net loss
                                          ----------    ----------    ----------   ----------   ----------
Stockholders' equity at May 31, 2003               1    $       --    48,424,960   $      484   $  218,509
                                          ==========    ==========    ==========   ==========   ==========


                                             Treasury Stock
                                         -----------------------   Accumulated
                                          Shares        Amount       Deficit        Total
                                         ----------   ----------    ----------    ----------
Stockholders' equity at August 31, 2002      75,799   $     (562)   $ (183,013)   $   35,418
     Net loss                                                          (12,105)      (12,105)
                                         ----------   ----------    ----------    ----------
Stockholders' equity at May 31, 2003         75,799   $     (562)   $ (195,118)   $   23,313
                                         ==========   ==========    ==========    ==========


          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)


1.       BUSINESS OVERVIEW

         Minorplanet Systems USA, Inc., a Delaware corporation (the "Company"), develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information(TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of the calendar year 2001. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

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

3.       CHANGE IN FISCAL YEAR END

         On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31. Accordingly, the Company is presenting unaudited financial statements for the three and nine-month periods ended May 31, 2003, as well as comparable unaudited financial statements for the three and nine-month periods ended May 31, 2002, in this Form 10-Q.

4.       REVENUE RECOGNITION

         The Company recognizes revenue from its long haul trucking Series 5000 mobile units, Trackware, and 20/20V products under the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company has estimated such periods to range from three to ten years. The Company's estimate of the life of a customer relationship is determined based upon the Company's historical experience with its customers together with the Company's estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as "Ratable Product Revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues - non-current portion." If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

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

         Service revenue generally commences upon product installation and customer acceptance, and is recognized ratably over the period such services are provided.

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

5.       LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the nine months ended May 31, 2003 was $11.8 million. Operating cash expenditures were primarily attributable to the ongoing VMI operations.

         The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need additional capital resources. To that end, the Company is actively seeking additional funding to sustain normal operations for the next twelve months. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available or available on commercially acceptable terms, which in either case, the Company may be required to reduce the scope of its operations, which could negatively impact its financial condition and operating results. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company believes the acquisition of the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for Series 5000 units as long as such units remain active on the Company's network.

         As of May 31, 2003, the Company had approximately 34,000 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 60% of the Company's installed base. In February 2003, the Company signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

Critical success factors in management's plans to achieve positive cash flow from operations include:

     o   Ability to raise additional capital resources.

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

     o Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

     o   Maintain and expand indirect distribution channels.

     o Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

6.       COMMITMENTS AND CONTINGENCIES

Product Warranty Guarantees

         The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company's product warranty liability, which is included in "Other current liabilities" and "Other non-current liabilities" in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

                                                    For the Nine    For the Nine
                                                    Months Ended    Months Ended
                                                    May 31, 2003    May 31, 2002
Warranty product liability at beginning of period   $        490    $        548
Accruals for product warranties issued                       292           1,729
Product replacements                                        (142)         (1,131)
Adjustments to pre-existing warranty estimates              (109)            558
                                                    ------------    ------------
Warranty product liability at end of period         $        531    $      1,704
                                                    ============    ============

Compromise Settlement Agreement

         During the first calendar quarter of 2001, the outsource manufacturer (the "Vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity as the manufacturer of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the Vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The Vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of May 31, 2003. The remaining $1.6 million provision is included in "Other current liabilities" on the Company's accompanying Consolidated Balance Sheets.

         On April 4, 2003, the Company and the Vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the Vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company's obligation to make the final $1.6 million payment to the Vendor under the Compromise Settlement Agreement. Specifically, the Company will issue to the Vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the Vendor for the remaining $1.6 million payable under the Compromise Settlement Agreement. The Company will take delivery of the initial lot of 500 units within 30 days of the Company's approval of the Vendor's first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500 unit lot is due upon receipt of each shipment. As of May 31, 2003, the Company had not approved the Vendor's first production article.

7.       RELATED PARTY TRANSACTIONS

         Minorplanet UK owns 62 percent of the Company's outstanding common stock and thus controls the Company. Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

                                    For the three months           For the nine months
                                        ended May 31,                 ended May 31,
                                     2003           2002           2003           2002
                                 ------------   ------------   ------------   ------------
Research and development costs   $        250   $        250   $        750   $        750
Contract service expenses        $        160   $        600   $      2,620   $        600
                                 ------------   ------------   ------------   ------------
                                 $        410   $        850   $      3,370   $      1,350
                                 ============   ============   ============   ============

                                As of May 31,  As of August 31,
                                    2003            2002
                                -------------  ----------------
Other current assets            $         --   $        794
Other current liabilities       $      1,329   $        248
Other non-current liabilities   $      1,760   $        880

         The Company currently pays Minorplanet Limited an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The fee is to be evaluated and may be increased by Minorplanet UK based on actual research and development costs incurred by Minorplanet UK. The research and development costs in the above table represent the annual $1.0 million fee pro-rated for the three and nine months ended May 31, 2003 and 2002, respectively.

         On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company is not required to pay the executive consulting fees incurred during this six-month period totaling $1,760,000 unless and until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of May 31, 2003 and August 31, 2002, contingent liabilities for $1,760,000 and $880,000, respectively, payable to Minorplanet Limited were included on the Company's Consolidated Balance Sheets under "Other non-current liabilities." The associated deferred asset in the amount of $794,000, which was net of $86,000 amortization, was reflected in "Other current assets" on the Company's Consolidated Balance Sheets as of August 31, 2002. This deferred asset was subsequently amortized to expense during the three months ended November 30, 2002 and is included in contract services expenses in the above table.

         Other current liabilities in the above table primarily include the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of May 31, 2003 and August 31, 2002.

8.       STOCK BASED COMPENSATION

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense would be recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123. In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," pro forma net income and earnings per share disclosures, as if the Company recorded compensation expense based on the fair value of stock-based awards, are presented below (in thousands, except per share data):

                                                          Three months ended      Nine months ended
                                                                May 31,                May 31,
                                                         --------------------    --------------------
                                                           2003        2002        2003        2002
                                                         --------    --------    --------    --------
Net loss, as reported                                    $ (3,228)   $ (4,450)   $(12,105)   $(15,817)
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                           (180)       (309)       (515)       (982)
                                                         --------    --------    --------    --------
Net loss, pro forma                                      $ (3,408)   $ (4,759)   $(12,620)   $(16,799)
                                                         ========    ========    ========    ========


Net loss per share - basic and diluted    As reported    $  (0.07)   $ (0.09)    $  (0.25)   $  (0.33)
                                          Pro-forma      $  (0.07)   $ (0.10)    $  (0.26)   $  (0.35)

         Effective March 15, 2002, two of the Company's executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002. As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in the recording of $0.5 million in compensation expense which is reflected in the Company's financial statements.

9.       SEGMENT REPORTING

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

                                                    Three Months Ended May 31, 2003         Three Months Ended May 31, 2002
                                                NSC Systems      VMI      Consolidated   NSC Systems      VMI      Consolidated
                                                -----------   ----------  ------------   -----------   ----------  ------------
Revenues                                         $    9,366   $    1,526    $   10,892    $   15,200   $      239    $   15,439
Operating income (loss)                               2,738       (5,477)       (2,739)        3,006       (6,987)       (3,981)
Interest expense                                        530           --           530           532           --           532
Interest income                                          20           74            94           183           63           246
Depreciation and amortization                           721          707         1,428           933          671         1,604
Net income (loss)                                     2,228       (5,456)       (3,228)        2,474       (6,924)       (4,450)
Total assets                                         14,896       44,338        59,234        49,829       42,319        92,148
Capital expenditures                                     --           52            52            28          130           158
Other significant non-cash items:
Note receivable received as proceeds from sale
     of assets and service contract                      --           --            --        12,000           --        12,000
Receivable held in escrow received as proceeds
     from sale of assets and service contract            --           --            --         1,000           --         1,000
Purchases of assets through capital leases               --           --            --           224           --           224

                                                   Nine Months Ended May 31, 2003        Nine Months Ended May 31, 2002
                                                 NSC Systems    VMI     Consolidated   NSC Systems     VMI     Consolidated
                                                 ----------- ---------  ------------   -----------  ---------  ------------
Revenues                                         $  32,949   $   3,616    $  36,565    $  49,668    $     387     $  50,055
Operating income (loss)                              9,831     (20,406)     (10,575)        (520)     (13,901)      (14,421)
Interest expense                                     1,588          --        1,588        1,595           --         1,595
Interest income                                        105         242          347          318           64           382
Depreciation and amortization                        2,222       2,119        4,341        3,583        1,988         5,571
Net income (loss)                                    8,237     (20,342)     (12,105)      (1,980)     (13,837)      (15,817)
Total assets                                        14,896      44,338       59,234       49,829       42,319        92,148
Capital expenditures                                   227         189          416          235          292           527
Other significant non-cash items:
Note receivable received as proceeds from sale
     of assets and service contract                     --          --           --       12,000           --        12,000
Receivable held in escrow received as proceeds
     from sale of assets and service contract           --          --           --        1,000           --         1,000
Purchase of assets through capital leases              124          --          124          224           --           224

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information(TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2003, COMPARED TO THREE MONTHS ENDED MAY 31, 2002

         Total revenues for the three months ended May 31, 2003 decreased to $10.9 million from $15.4 million during the three months ended May 31, 2002 primarily due to a reduction in NSC Systems service and product revenues. NSC Systems service revenues decreased from $11.4 million during the three months ended May 31, 2002 to $7.2 million during the three months ended May 31, 2003. The decrease in NSC Systems service revenue was primarily attributable to a 47% reduction in the number of NSC Systems network services subscriber units from 29,380 at May 31, 2002 to 15,672 as of May 31, 2003. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to Aether's network. NSC Systems product revenue, including ratable product revenue, decreased from $3.8 million during the three months ended May 31, 2002 to $2.2 million during the three months ended May 31, 2003. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC and lower ratable revenue recognition associated with the smaller network services subscriber base. There were also no new product sales to network services subscriber customers during the three months ended May 31, 2003 due to the Sale to Aether in March of 2002.

         The decrease in NSC Systems revenue was partially offset by an increase in VMI revenue. VMI revenue increased from $0.2 million during the three months ended May 31, 2002 to $1.5 million during the three months ended May 31, 2003. The Company began marketing the VMI product in the Dallas, Texas and Houston, Texas markets during the last half of the calendar year 2001, the Atlanta, Georgia market in January of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. In accordance with the Company's revenue recognition policies, VMI revenue and the associated cost of sales are deferred under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and Statement of Position 97-2, "Software Revenue Recognition," and recognized over the greater of the contract life or the estimated life of the customer relationship. Thus, the increase in VMI revenue during the three months ended May 31, 2003 is primarily due to the ratable recognition of previously deferred revenue associated with the growing VMI installed base. As of May 31, 2003, total VMI deferred product revenue reflected on the Company's balance sheet, net of amortization, was $7.6 million.

         Total gross profit margin of 42% for the three months ended May 31, 2003 increased from 38% during the three months ended May 31, 2002. The improvement in gross profit margin was primarily due to higher ratable product margins on VMI sales and lower airtime costs within the NSC Systems segment.

         Total operating expenses decreased to $7.3 million during the three months ended May 31, 2003 from $9.8 million during the same period in 2002. Sales and marketing costs for the three months ending May 31, 2003 decreased to $2.2 million from $3.5 million during the three months ended May 31, 2002. This decrease is primarily due to a reduction in sales and marketing consulting services provided by Minorplanet UK, personnel reductions, and lower recruiting costs. General and administrative expenses decreased from $2.9 million during the three months ended May 31, 2002 to $2.1 million during the three months ended May 31, 2003 primarily due to a reduction in contract labor expenditures, lower bad debt expense, and personnel reductions. Customer service and engineering departmental expenses for the three months ended May 31, 2003 were relatively consistent with the same period during the prior year.

         Operating losses improved to $2.7 million during the three months ended May 31, 2003 from $4.0 million during the three months ended May 31, 2002. A $1.2 million decrease in gross profit margin, associated with the decrease in NSC Systems revenue discussed above, was offset by a $2.5 million decrease in operating expenses. The Company's NSC Systems segment reported operating income of $2.7 million for the three months ended May 31, 2003, which was offset by the $5.4 million VMI segment operating loss.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2003, COMPARED TO NINE MONTHS ENDED MAY 31, 2002

         Total revenues decreased from $50.1 million during the nine months ended May 31, 2002 to $36.6 million during the nine months ended May 31, 2003 primarily due to lower product and service revenues within the NSC Systems segment. NSC Systems product revenues, including ratable product revenue, decreased from $15.8 million during the nine months ended May 31, 2002 to $7.2 million during the nine months ended May 31, 2003. The decrease in NSC Systems product revenue was primarily due to lower sales under the Service Vehicle Contract with SBC and a reduction in network services subscriber product revenue due to the Sale to Aether in March of 2002. NSC Systems service revenue decreased from $33.8 million during the nine months ended May 31, 2002 to $25.8 million during the nine months ended May 31, 2003 primarily due to an anticipated reduction in network services subscriber units after the Sale to Aether in March of 2002. Many of these units have converted to Aether's network.

         VMI revenue increased from $0.4 million during the nine months ended May 31, 2002 to $3.6 million during the nine months ended May 31, 2003. VMI unit sales for the nine-month period ended May 31, 2003 increased by approximately 87% in comparison to the nine months ended May 31, 2002. As discussed above, the Company's revenue recognition policies require deferral of VMI revenues and the associated cost of sales and recognition over the greater of the contract life or the estimated life of the customer relationship. Therefore, the increase in VMI revenue during the nine months ended May 31, 2003 is primarily due to the ratable recognition of previously deferred revenue associated with the growing VMI installed base.

         Total gross profit margin increased to $15.4 million during the nine months ended May 31, 2003 from $14.2 million during the nine months ended May 31, 2002 and gross profit percentage improved from 28% to 42% for the same periods, respectively. During December of 2001, the Company recorded a $4.7 million write-down of inventory to net realizable value due to excess inventory associated with certain circuit boards used in the manufacture of the Trackware and 20/20V product lines within the NSC Systems segment. Excluding this inventory write-down, gross profit margin would have been 38% during the nine months ended May 31, 2002. The improvement in gross margin, excluding the inventory write-down, during the nine months ended May 31, 2003 was primarily due to higher ratable product margins associated with VMI product sales, lower warranty costs on units installed under the Service Vehicle Contract with SBC, and improved margins on maintenance services under the Service Vehicle Contract with SBC. The Company provided most of the SBC maintenance service work using internal resources during the nine months ended May 31, 2003 rather than outsourcing much of this service to third party vendors as was done during the same period last year.

         Total operating expenses for the nine months ended May 31, 2003 were $26.0 million versus $28.6 million during the nine months ended May 31, 2002. Sales and marketing costs increased to $10.0 million during the nine months ended May 31, 2003 from $7.0 million during the same period last year. This increase is primarily due to higher sales consulting costs and other ongoing expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of new sales and operations offices in Houston, Atlanta, and Los Angeles. On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. During the nine months ended May 31, 2003, total sales and marketing consulting service expenses incurred under this agreement were approximately $2.6 million. However, under terms of the agreement, the Company is not required to pay the $1.8 million executive consulting fees incurred during the six months ended February 28, 2003 until the Company has filed a Form 10-K reporting net income and positive cash flow for the previous twelve-month period.

         The increase in sales and marketing costs during the nine months ended May 31, 2003 was offset by reductions in operating expenses across all other departments. Contributing to these departmental expense decreases were personnel reductions associated with the Sale to Aether and cost-reduction plans. Depreciation and amortization expense decreased by $1.2 million during the nine months ended May 31,2003 in comparison to the same period during 2002 primarily due to several network service center assets becoming fully depreciated. After the Sale to Aether in March of 2002, all costs of operating the NSC were included in cost of revenues in order to properly match these expenses with the associated revenues generated from providing the network and airtime services to Aether. Total NSC operating costs charged to cost of sales during the nine months ended May 31, 2003 and the nine months ended May 31, 2002 were $1.8 million and $0.5 million, respectively.

         Operating losses improved to $10.6 million during the nine months ended May 31, 2003 from $14.4 million during the nine months ended May 31, 2002. Excluding the $4.7 million inventory write-down during December of 2001, operating losses would have been $9.7 million during the nine months ended May 31, 2002. Thus, the effective increase in operating losses during the nine months ended May 31, 2003 is primarily due to lower NSC Systems sales under the Service Vehicle Contract and the increase in sales and marketing costs discussed above. Operating income for the NSC Systems segment was $9.8 million for the nine months ended May 31, 2003, which was offset by the $20.4 million VMI segment operating loss. During the nine months ended May 31, 2002, the Service Vehicle Contract was responsible for the majority of new product sales. Product shipments under that contract were minimal during the nine months ended May 31, 2003 and are expected to be minimal during the remainder of the 2003 fiscal year. Thus, the Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the nine months ended May 31, 2003 was $11.8 million. Operating cash expenditures were primarily attributable to the ongoing VMI operations.

         The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need additional capital resources. To that end, the Company is actively seeking additional funding to sustain normal operations for the next twelve months. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. If additional funds are raised through debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. If additional working capital is required, there can be no assurance that additional financing will be available or available on commercially acceptable terms, which in either case, the Company may be required to reduce the scope of its operations, which could negatively impact its financial condition and operating results. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company believes the acquisition of the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for Series 5000 units as long as such units remain active on the Company's network.

         As of May 31, 2003, the Company had approximately 34,000 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 60% of the Company's installed base. In February 2003, the Company signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

Critical success factors in management's plans to achieve positive cash flow from operations include:

     o   Ability to raise additional capital resources.

     o Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

     o Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

     o   Maintain and expand indirect distribution channels.

     o Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments due to the short-term nature of these investments. The Company's 13-3/4% Senior Notes due September 15, 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

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

ITEM 4:  CONTROLS AND PROCEDURES

(a)      EVALUATION OF CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the Company's disclosure committee on a regular basis. Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial and accounting officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the principal executive officer and principal financial and accounting officer have both concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

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


                           PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits - See the Index to Exhibits.

         (b)    Reports on Form 8-K -

                  (1) On April 17, 2003, the Company filed a Current Report on Form 8-K reporting under Items 7, 9, and 12 the Company's press release dated April 14, 2003 announcing earnings for the Company's second fiscal quarter ended February 28, 2003.

                  (2) On July 8, 2003, the Company filed a Current Report on Form 8-K reporting under Items 5 and 7 the Company's press release announcing the resignations of Robert Kelly and Michael Abrahams as directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            MINORPLANET SYSTEMS USA, INC.

Date: July 14, 2003


                                            By:    /s/ W. Michael Smith
                                                   ----------------------------
                                                   W. Michael Smith
                                                   Chief Operating Officer
                                                   (Principal Executive Officer)




                                            By:    /s/ Robert Gray
                                                   ----------------------------
                                                   Robert Gray
                                                   Chief Accounting Officer
                                                   (Principal Financial &
                                                   Accounting Officer)

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

Date    July 14, 2003

By       /s/ W. Michael Smith
         ----------------------------------------------
         W. Michael Smith, Chief Operating Officer
         (Principal Executive Officer)

                                  CERTIFICATION

I, Robert Gray, certify that:

    2. I have reviewed this quarterly report of Form 10-Q of Minorplanet Systems USA, Inc.;

    3. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    4. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

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

    6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    7. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date    July 14, 2003

By       /s/ Robert Gray
         --------------------------------------------
         Robert Gray, Chief Accounting Officer
         (Principal Financial and Accounting Officer)

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
                Ameritech, SBC Pacific Bell, SBC Southern New England Telephone,
                SBC Southwestern Bell Telephone, L.P. and the Company (27) (28)

  10.30         Agreement and General Release Between the Company and Todd A.
                Felker dated October 8, 2002 (31)

  10.31         Agreement and Mutual Release Between the Company and Jana A.
                Bell dated September 24, 2002 (31)

  10.32         Addendum dated September 26, 2002 to Exclusive Licence and
                Distribution Agreement (32)

   11.0         Statement Regarding Computation of Per Share Earnings (33)

   16.1     -   Letter from Arthur Andersen to the SEC (Omitted pursuant to Item
                304T of Regulation S-K)

   99.1     -   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W.
                Michael Smith, Chief Operating Officer (Principal Executive
                Officer) (33)

   99.2     -   Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                Robert Gray, Chief Accounting Officer (Principal Financial and
                Accounting Officer) (33)

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