Form 10-K
period 2003-08-31
MINORPLANET SYSTEMS USA INC
filed 2003-12-01
CIK 944400

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

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

                         COMMISSION FILE NUMBER 0-26140

                          MINORPLANET SYSTEMS USA, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                          51-0352879

  (State or other jurisdiction of    (I.R.S. Employer Identification
   incorporation or organization)                Number)


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

         YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [ ] NO [X]

         The aggregate market value of the common equity held by non-affiliates of the Registrant as of November 25, 2003 was $2,697,772.*

The number of shares outstanding of Registrant's Common Stock was 48,349,161 as of November 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2003 (the "Proxy Statement") are incorporated by reference into Part III of the Form 10-K.

------------------

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 25, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                          Minorplanet Systems USA, Inc.

                                    FORM 10-K
                    For the Fiscal Year Ended August 31, 2003

                                      INDEX

                                                                                           Page
                                                                                           ----
PART I
     ITEM 1.   BUSINESS................................................................      1
     ITEM 2.   PROPERTIES..............................................................     20
     ITEM 3.   LEGAL PROCEEDINGS.......................................................     20
     ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS....................     21

PART II
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
               MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.......................     22
     ITEM 6.   SELECTED FINANCIAL DATA.................................................     24
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................................     26
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............     38
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................     39
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE................................................     39
     ITEM 9A.  CONTROLS AND PROCEDURES.................................................     39
PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................     39
     ITEM 11.  EXECUTIVE COMPENSATION..................................................     39
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................     40
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................     40

PART IV
     ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.............................................................     41

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The following discussion is qualified in its entirety by the more detailed information and financial statements (including the notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Stockholders should carefully consider the information presented under "Risk Factors" below.

HISTORICAL BACKGROUND

         Minorplanet Systems USA, Inc., a Delaware Corporation (the "Company"), develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. The Company markets and sells the Vehicle Management Information (TM) ("VMI") product, licensed from Minorplanet Limited, in the automatic vehicle location ("AVL") market in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.

         The Company's initial product offering, the Series 5000, was developed for, and sold to, companies that operate in the long-haul trucking market. The Company provides mobile communications services to the long-haul trucking market through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and cellular carriers. The Company's wireless enhanced services network covers 98% of the available analog cellular service areas in the United States, and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. Call processing and related functions for the Company's enhanced wireless network are provided through the Company's Network Services Center (the "NSC"). The Company holds 42 United States and 16 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure.

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

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock (post reverse stock split) in a change of control transaction to Minorplanet UK, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's vehicle management information technology in the United States, Canada and Mexico (the "License Rights"). Upon completion of the stock issuance transactions, and prior to the October 6, 2003 transfer to Erin Mills, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company's common stock, which is the sole voting security of the Company.

         On March 15, 2002, the Company completed the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the "Sale"). Under the terms of the Asset Purchase Agreement, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 ("Series 5000") customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The two companies also agreed to work jointly in the adaptation of the Minorplanet VMI technology for the potential distribution of VMI by Aether to the long-haul-trucking market.

         As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether later paid cash in lieu of preferred stock for each of the three $4 million installments. As of August 31, 2002, all three $4 million cash installments had been received by the Company from Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 5 to the Consolidated Financial Statements attached hereto.

         Effective July 22, 2002, the Company amended its Certificate of Incorporation to change its corporate name to Minorplanet Systems USA, Inc.

         On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 20.4 million shares) of the Company's outstanding common shares beneficially owned by Minorplanet UK to Erin Mills Investment Corporation ("Erin Mills"), ending Minorplanet UK's majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 22.2 million shares) of the Company's outstanding common stock, while Minorplanet UK retains 19.9 percent (approximately 9.6 million shares) of the Company's outstanding common stock.

         In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 19.4 million shares of the Company's common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company's board of directors.

         In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:

    - Minorplanet UK irrevocably waived certain approval rights, including the right to appoint members to the Company's board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company's bylaws;

    - Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

    - The exclusive License and Distribution Agreement, which grants to the Company's United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

    - Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company's stock on the date of subscription or (ii) 19.9 percent of the Company's issued and outstanding common stock.

See the Form 8-K's filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

PRODUCTS AND SERVICES

         The Company's products and services can be classified into two major operating segments: Minorplanet Vehicle Management Information (VMI(TM)) and NSC Systems. NSC Systems includes three separate product and service categories: truck fleet mobile communications, SBC service vehicles and mobile asset tracking. The Company began marketing the VMI product during the third calendar quarter of 2001. Approximately 89% and 11% of the Company's total revenues were derived from the NSC Systems and VMI operating segments, respectively, during the year ended August 31, 2003. See operating segment financial information in
Note 20 of the Consolidated Financial Statements attached hereto.

MINORPLANET VEHICLE MANAGEMENT INFORMATION (VMI(TM))

         On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico.

         VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets based in major metropolitan areas which the Company believes represents a total U.S. market of approximately 20 million vehicles.

         VMI provides minute-by-minute visibility into the activities of a mobile workforce via an extensive reporting system that provides real-time and exception-based reporting. Real-time reports provide information regarding a vehicle's location, idling, stop time, speed and distance traveled. With real-time reporting, the customer can determine when an employee starts or finishes work, job site arrival times and site visit locations. In addition, exception reports allow the customer to set various parameters within which vehicles must operate, and the system will report exceptions including speeding, extended stops, unscheduled stops, route deviations, visits to barred locations and excessive idling.

         The VMI system also enables text messages to be sent from the CCC to any mobile phone. Employees can also send messages using free text and preformatted forms on their mobile phones.

NSC SYSTEMS

Truck Fleet Mobile Communications

         The Company's initial product offering, the Series 5000, was developed for and, prior to the Sale to Aether on March 15, 2002, was marketed and sold by the Company to customers that operate mobile fleets in the long-haul trucking market. This product continues to provide long-haul trucking customers with a total communications solution that combines voice and data communications services with satellite-based GPS location technology. The Company also provides engine monitoring, scanning, mapping and dispatch management applications. The Series 5000 solutions enable trucking companies of all sizes to maximize their efficiency as they manage trucks that are often dispersed across the country.

         Prior to the Sale to Aether on March 15, 2002, the Series 5000 mobile communications and information system was fully integrated with the AS/400, UNIX, and Windows(R) fleet management software solutions from 18 key industry suppliers. Integration partners included Creative Systems, Innovative Transportation Systems (ITS), Maddocks Systems' TruckMate(R) for Windows, ProMiles, TMW Truck Systems and Tom McLeod LoadMaster(TM) Software. Full system integration provided an end-to-end mobile communications and information system solution by combining the on-road communications, data collection and tracking capabilities of the Series 5000 with vendor dispatch software, enabling fleet operators to improve customer service, manage their dispatch operations more effectively and, ultimately, increase revenue miles per truck.

         For the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000, truck fleet mobile communications product and service revenue accounted for approximately 54%, 63%, 41%, and 53% of the Company's total revenue, respectively. The Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses on March 15, 2002. Under the terms of the March 15, 2002 Sale, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. See the Form 8-K filed by the Company on March 27, 2002 for more information on the Sale which is incorporated by reference herein and Note 5 to the Consolidated Financial Statements attached hereto.

SBC Service Vehicles

         In response to a request from the member companies of SBC Communications, Inc. (the "SBC Companies") for a product which would maximize the productivity of their service vehicle fleets, the Company developed and sold to the SBC Companies the Series 5005S mobile unit. The Series 5005S mobile unit is based on the Series 5000 product offering with customized proprietary hardware and software, which uses the Company's NSC for data transmission. The Series 5005S mobile unit was further modified to utilize the GSM/digital network for transmission for certain SBC Companies.

         In addition to fleet monitoring and voice and data communications capabilities, the Series 5005S mobile units feature alarm-monitoring functionality. This product feature provides the driver the ability to summon emergency assistance by pressing a panic alarm button on a key fob when away from, but in close proximity to, the service vehicle. The panic alarm signal is intelligently routed to a third party alarm-monitoring center under contract with the Company that confirms the validity of the alarm with the technician and then notifies the appropriate safety agency. The GPS data is also transmitted to the monitoring center to pinpoint the location of the vehicle for the most efficient dispatch of the safety personnel.

         For the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000, SBC service vehicle product and service revenue accounted for approximately 33%, 34%, 58%, and 47% of the Company's total revenue, respectively. As of August 31, 2003, the SBC Companies have purchased and installed approximately 40,000 Series 5005S mobile units, of which approximately 34,000 remained installed and in-service. However, new shipments of the Series 5005S mobile units are expected to be minimal during the Company's next fiscal year. The Series 5005S mobile units were not part of the March 15, 2002 Sale to Aether.

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

         In March of 2001, the Company announced the launch of 20/20V, a low cost tracking solution designed for small fleets in the transportation marketplace. 20/20V uses the Cellemetry data network to communicate location information at predetermined intervals. Users of the 20/20V application may access location-based information via the Internet.

         The March 15, 2002 Sale of certain assets to Aether included assets related to the 20/20V and TrackWare product lines. Accordingly, the Company no longer distributes and sells these product lines as part of its business. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 5 to the Consolidated Financial Statements attached hereto for more information on this transaction.

COMPETITION

MINORPLANET VEHICLE MANAGEMENT INFORMATION (VMI(TM))

The Company believes that its primary competitors in the automatic vehicle location market include:

- @ROAD - @Road currently sells an Internet-based solution using the CDPD or General Packet Radio Services networks of AT&T Wireless, Nextel, Cingular Wireless, Verizon, and other carriers. The Company believes that @Road currently has approximately 110,000 units in service.

- TELETRAC - Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac's own proprietary TDOA networks. The Company believes that Teletrac, the United States arm of Trafficmaster, currently has more than 60,000 units in service.

- OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence.

         A third party study of the automatic vehicle location market conducted by C.J. Driscoll & Associates noted that this market consists of over 20 million vehicles and is currently less than 5% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 20 million vehicles, Teletrac, @Road, and the Company would each have less than one percent of the market share.

NSC SYSTEMS

Truck mobile communications

         Qualcomm, Inc. ranks first in the truck mobile communications market with greater than 50% of the market share. Prior to the Sale to Aether, the Company believed that the Company and Aether ranked second and third in the marketplace with a market share of approximately 8% and 5%, respectively. Both Qualcomm and Aether have significantly greater financial and other resources than the Company.

- QUALCOMM - As Qualcomm launched its mobile communications product several years before the Company, Qualcomm was able to capture greater than 50% of the market for truck mobile communications. Qualcomm continues to aggressively target and market to the truck mobile communications marketplace.

- AETHER - Motient has been in the marketplace for several years using satellite and Ardis networks as a foundation for its products. Motient's MobileMax and Mobile Messaging Service were sold to Aether Systems in 2000. Aether is aggressively developing and implementing wireless solutions targeting the transportation and logistics industries. On March 15, 2002, Aether also purchased certain assets from the Company relating to the Company's long haul trucking and asset tracking business.

- TERION - Terion's products and services utilize both digital cellular and FM radio transmission to send data. Terion products utilize 8-12 foot-high frequency towers distributed throughout the United States to transmit return data. In January 2002, Terion filed for protection under Chapter 11 of the U.S. Bankruptcy Code and announced the discontinuance of its in-cab mobile communications product.

SBC Service Vehicles

         The Company believes that it currently provides products and services to one of the largest single customers in the service vehicle category with the SBC Companies. At August 31, 2003, the Company had approximately 34,000 units in service with the SBC Companies. The initial three-year term of the service contract with the SBC Companies expired on December 31, 2001. The Company subsequently renewed its service contract with the SBC Companies for two consecutive one-year terms which will expire on January 30, 2004.

The Company believes that its primary competitors in the service vehicle market include:

- @ROAD - @Road currently sells an Internet-based solution using the CDPD or General Packet Radio Services networks of AT&T Wireless, Nextel, Cingular Wireless, Verizon, and other carriers. The Company believes that @Road currently has approximately 110,000 units in service.

- TELETRAC - Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac's own proprietary TDOA networks. The Company believes that Teletrac, the United States arm of Trafficmaster, currently has more than 60,000 units in service.

- OTHER REGIONAL COMPETITORS - There are numerous smaller regional companies vying for a local presence.

         A third party study of the automatic vehicle location market conducted by C.J. Driscoll & Associates noted that this market consists of over 20 million vehicles and is currently less than 5% penetrated. The Company believes that this market is highly fragmented. Based on a market size of 20 million vehicles, Teletrac, @Road, and the Company would each have less than one percent of the market share.

Mobile Asset Tracking

    Prior to the Sale to Aether, the Company believed that its primary competitors in this market included:

- QUALCOMM, INC. - Qualcomm announced commercial launch into this market in January 2001. Qualcomm tested an untethered tracking product with several of its current customers during 2001. In the third quarter of 2001, Qualcomm discontinued testing of their untethered tracking product, and pulled the product from the market.

- TERION -In January of 2000, Terion introduced a mobile unit which utilizes the existing analog network to send data over a voice channel. In January 2002, Terion filed for protection under Chapter 11 of the U.S. Bankruptcy Code and planned to restructure its business to focus exclusively on its mobile asset tracking product.

EMPLOYEES

         At August 31, 2003, the Company had 204 employees. The Company's employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

         Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company's strategy is to select and use wireless networks that provide the "best fit" for each product and application or specific customer need.

         The March 15, 2002 Sale to Aether of certain assets and related license rights included the Company's Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The Sale did not include the Company's NSC or Series 5000 system technology.

         Series 5000 Mobile Units. These units use circuit-switched analog cellular technology for transmitting location, as well as other information, to the Company's NSC. The NSC then routes the data to the appropriate destination, which may be a customer's dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company's patented Advanced Cellular Transmission Technology ("ACTT"). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company of utilizing the overhead control channel for data messaging. The Company believes that analog cellular technology provides the best ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

         Series 5005S Mobile Units. For service vehicles, as part of the Company's "best fit" strategy, these units also may be integrated with a GSM telephone utilizing the 1900 MHz frequency, where required. Global system for mobile communications ("GSM") is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

         VMI. The VMI technology uses a GSM digital network. Currently, there are three major carriers providing GSM coverage in the United States: T-Mobile, Cingular and AT&T Wireless, all of which provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM coverage in the United States, including interoperability among the three carriers. The Company believes the coverage, bandwidth and price of the GSM network make it best suited for the VMI technology.

         TrackWare and 20/20V Product. The TrackWare Remote Unit and 20/20V unit use proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry LLC, and the Company's NSC which has been adapted to integrate with the Cellemetry network.

         Network Services Center. The Company's NSC provides switching services for each Series 5000 and 5005S mobile unit (hereinafter collectively referred to as "Mobile Unit" or "Mobile Units"), connecting them to the nationwide network of cellular providers, the customer's dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data to and from the Mobile Units and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through the Company's nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer's dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, and then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records.

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

         Navigation Technology. GPS technology allows customers to identify the location of any mobile asset at any time via satellite. GPS is operated by the United States government, and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver's geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. The Company believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as the Company's mobile communication units, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

         Wireless Infrastructure. The Federal Communications Commission ("FCC") has provided for a two-operator duopoly in each analog cellular market. Only two licenses were awarded to provide analog cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the "Wireline" or "B-Side" license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the "Non-Wireline" or "A-Side" license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of "B-Side" licenses to groups not affiliated with the landline telephone carrier, and the sale of "A-Side" licenses to a landline telephone carrier. The Company's system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the
1.9 megahertz ("PCS") spectrum. PCS is generally available in certain metropolitan markets and surrounding areas.

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

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

         Wireless Carriers. The Company has established a network for the United States that offers mobile communication coverage in 98% of the available analog wireless service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with 66 wireless carriers, including all the regional Bell operating companies, AT&T Wireless Inc. and Rogers Cantel, Inc., in 706 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 75% of United States wireless coverage regions. In most cases, terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 180-day notice prior to the end of the renewal term. The Company has executed contracts with certain wireless carriers that provide for an initial three-year term with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 180-day notice prior to the end of the renewal term. The Company's agreements with wireless carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company's anti-fraud protocol. Although the Company's anti-fraud protocol has been effective in preventing fraud to date, there can be no assurance that this will be the case in the future.

         TSI. TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide for its NSC network subscribers in connection with the Company's agreement with Aether. It covers an initial term that began on May 3, 1999 and ends on April 15, 2005. On July 8, 2003, the Company and Aether extended the transition period during which the Company provides NSC network services to its network subscribers until January 30, 2005. Upon expiration of such agreement, the Company may discontinue its purchase of TSI services as it will no longer provide NSC network services to such network subscribers. As per the terms of the TSI agreement, subsequent to October 31, 2004, the Company may terminate the TSI agreement for convenience by providing TSI with 60 days prior written notice of termination and paying to TSI a termination fee in the amount of $15,000. See the "Risk Factor" on page 16 relating to the TSI agreements.

         Tekelec. Tekelec, formerly IEX Corp., designed, tested and constructed the NSC. The NSC constitutes a critical link in providing certain enhanced call processing and data management services and is necessary for the Company to receive, store and route voice and data transmissions to and from its NSC Systems customers. The Company currently has a three-year software maintenance and support agreement with Tekelec that expires on December 31, 2003. In September of 2003, the Company hired a former employee of Tekelec pursuant to a one-year employment agreement to provide service and support for the NSC. This former employee of Tekelec was primarily responsible for servicing the Company under the three-year maintenance agreement while at Tekelec. The Company currently believes that this arrangement will be sufficient for the maintenance and support of the NSC.

         T-Mobile. The Company markets and sells T-Mobile GSM data services to its VMI customers as an agent of T-Mobile pursuant to a National Premier Dealer Agreement entered into with T-Mobile USA, Inc. on January 1, 2003 so that such VMI customers have a direct contractual relationship for the purchase of GSM data services with T-Mobile. The agreement has an initial term of two years and automatically terminates unless the Company provides written notice of its intent to renew to T-Mobile at least 60 days prior to the end the term.

         The Company also resells T-Mobile GSM data services to the Company's VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement has an initial term of one year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term. See Risk Factor on page 20 regarding risks associated with this relationship.

         Cingular Wireless LLC. On March 30, 1999, the Company and Southwestern Bell Mobile Systems Inc., now known as Cingular Wireless LLC ("Cingular"), executed an Administrative Carrier Agreement with an initial term of three years that automatically renews for five additional consecutive one-year terms under which Cingular provides to the Company clearinghouse services and cellular service. See the "Risk Factor" on page 17 regarding risks associated with this relationship. On July 8, 2002, the Company and Cingular executed an Authorized Agency Agreement and First Amendment thereto whereby the Company will act as an agent of Cingular to market and sell Cingular GSM data services to the Company's VMI system customers so that such customers will have a direct contractual relationship for the purchase of GSM data services from Cingular.

         Alarm Monitoring Services. On May 25, 2000, the Company and Criticom International Corporation ("CIC") entered into a Monitoring Services Agreement with an initial term of three years that automatically renews for successive two-year terms pursuant to which CIC provides certain panic alarm monitoring services for the Company in connection with the Company's obligations to the SBC Companies. See the "Risk Factor" on page 16 relating to the CIC relationship.

         Key Suppliers. The Company does not manufacture or assemble its products. The Company purchases its VMI products from manufacturers selected by Minorplanet UK under the terms of the Exclusive Distribution and License Agreement entered into on June 21, 2001. The Company also subcontracts for the manufacture of its other products from various suppliers.

PATENTS AND PROPRIETARY TECHNOLOGY

         The Company has obtained 42 United States patents and 16 foreign patents and has applied for, and has pending, additional United States and foreign patents. In general, the Company's existing patents claim inventions involving the innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of certain of the Company's historical products and services. The Company's software is also protected under patents, federal and state trade secret law and federal copyright law. See the "Risk Factor" on page 19 relating to risks associated with the Company's intellectual property.

RESEARCH AND DEVELOPMENT

         The Company currently relies on Minorplanet UK for research and development for new products and services. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company pays $1 million per year to Minorplanet UK for research and development. See the "Risk Factor" on page 18 regarding research and development reliance.

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

         The FCC also regulates telecommunications service providers or common carriers, requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most states regulate rates and market entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. In general, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components, such as wireless or long distance services. The Company believes that the services it provides to its customers in connection with the Mobile Units, DCU's, CCC's and TrackWare(TM) Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users, which management believes should also serve to exempt the Company from FCC and state regulation.

         The wireless telecommunications industry currently is experiencing significant regulatory changes that may require a re-examination of laws and regulations applicable to the Company's operations. The Company's services may be characterized by the FCC as Commercial Mobile Radio Services ("CMRS"). If the Company's services are classified as CMRS, the Company may be subject to FCC regulation as a telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of market entry for interstate services offered by CMRS providers. In addition, the U.S. Congress has preempted state regulation of CMRS market entry and rates. FCC decisions thus far have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and reasonable.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC-mandated universal service fund contribution. However, based on a conservative interpretation, the Company has historically reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any future requirements to contribute to state and federal universal service mechanisms. See the "Risk Factor" on page 17 regarding these risks.

RECAPITALIZATION TRANSACTION

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by the Purchase Agreement, the Company issued 30,000,000 shares of the its common stock in a change of control transaction to Minorplanet UK. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's vehicle management information technology in the United States, Canada and Mexico. As of August 31, 2003, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company's common stock which is the sole voting security of the Company.

         The Company also issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes"), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). On August 31, 2003, the total principal amount of Senior Notes that remains outstanding is $14,333,000. The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

         Pursuant to the Purchase Agreement, the Company appointed two additional directors to the Company's board of directors that were designated by Minorplanet UK: Messrs. Robert Kelly and Andrew Tillman. Mr. Tillman was subsequently replaced with Michael Abrahams as one of the two Minorplanet UK Designees. The Purchase Agreement provided that Minorplanet UK had the right to designate two of the seven directors in the future (the "Investor Directors"), and to maintain proportionate representation on the board of directors and its committees. Given Minorplanet UK's then current ownership, however, it had the right to elect all director nominees if it decided to do so. In addition, the Purchase Agreement also provided that so long as Minorplanet UK had the right to designate Minorplanet UK Directors (i.e., it owns at least 5% of the outstanding common stock of the Company), none of the following actions could be taken unless approved by all of the Minorplanet UK Directors:

    - any capital expenditure by the Company that is not contemplated in any current annual budget which exceeds $200,000;

    - the hiring and firing of any Company officer or senior executive reporting to the chief executive officer who has an annual salary of $130,000 or more, or entering into employment agreements with these individuals or amendments to existing agreements;

    - the direct or indirect redemption, purchase or making of any payments with respect to stock appreciation rights and similar types of stock plans;

    - the sale, lease or transfer of any assets of the Company representing 5% or more of the Company's consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of the Company; except as required under law, the taking or instituting of bankruptcy or similar proceedings;

    - the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

    -    the acquisition of another entity;

    - the entering into any agreement or contract which commits the Company to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

    - the amendment of the Company's Certificate of Incorporation or Bylaws that would adversely affect holders of the Company's common stock or Minorplanet UK's rights under the Purchase Agreement;

    -    the exiting of, or entering into a different line of business;

    - the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

    -    the placing of any lien on the Company's assets or properties; or

    - the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet UK.

         On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 20.4 million shares) of the Company's outstanding common shares beneficially owned by Minorplanet UK to Erin Mills, ending Minorplanet UK's majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 22.2 million shares) of the Company's outstanding common stock, while Minorplanet UK retains 19.9 percent (approximately 9.6 million shares) of the Company's outstanding common stock.

         In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 19.4 million shares of the Company's common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company's board of directors.

         In addition, concurrently with these transactions, the Company also reached the following agreements with Minorplanet UK:

    - Minorplanet UK irrevocably waived the approval rights granted to the Minorplanet UK Directors set forth above, including the right to appoint members to the Company's board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company's bylaws;

    - Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

    - The exclusive License and Distribution Agreement, which grants to the Company's United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

    - Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company's stock on the date of subscription or (ii) 19.9 percent of the Company's issued and outstanding common stock.

    See the Form 8-K's filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

RISK FACTORS

Forward-Looking Statements.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management's current beliefs and projections, as well as assumptions made by and information currently available to management. In some cases, you can identify these forward-looking statements by words such as, "anticipate," "believe," "estimate," "expect," "may," "could," "intend," "predict," "potential" and similar expressions that are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company's actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this risk factor section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

The Company has operated at a significant loss in recent periods and it is anticipated that such losses may continue in the near future.

         The Company has incurred significant operating losses since inception, and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 was $13.1 million, $10.2 million, $12.4 million, and $7.5 million, respectively. For the year ended August 31, 2003, cash used for operating activities was primarily attributable to the ongoing VMI operations. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need a minimum of $5 million in additional capital resources to sustain its normal operations for the next twelve months. To that end, the Company is actively seeking additional funding. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two, or otherwise. The sale of additional equity or convertible debt securities would result in additional dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. There can be no assurance that additional financing will be available or available on commercially acceptable terms. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company believes the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for Series 5000 units as long as such units remain active on the Company's network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company's network until January 30, 2005.

         As of August 31, 2003, the Company had approximately 34,000 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 62% of the Company's installed base. In February 2003, the Company signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

         Critical success factors in management's plans to achieve positive cash flow from operations include:

    -    Ability to raise additional capital resources.

    - Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is less than five percent penetrated with asset tracking and vehicle information management solutions.

    - Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

    -    Maintain and expand indirect distribution channels.

    - Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

    There can be no assurances that any of these success factors will be realized or maintained.

The Company has until January 6, 2004 to achieve compliance with the Nasdaq SmallCap continued listing requirement, and failure to achieve compliance and retain its Nasdaq SmallCap listing may adversely impact the liquidity of the Company's common stock and the ability of the Company to raise additional capital or continue operations.

         On October 8, 2003, the Company received notice from the Nasdaq Staff stating that the Company is not in compliance with Marketplace Rule 4310(c)(4), which requires the closing bid price of the Company's common stock to be at least $1.00 per share. As Nasdaq has previously granted two 180-day extensions, the Company was given 90 additional calendar days, or until January 6, 2004, to demonstrate 10 consecutive trading days whereby the minimum bid price for the Company's common stock closes at $1.00 per share or more. If the Company fails to demonstrate compliance with this minimum bid price requirement for 10 consecutive trading days on or before January 6, 2004, the Nasdaq Staff will issue a written notification to the Company delisting the Company's common stock from the Nasdaq SmallCap Market. At such time, the Company may appeal the Nasdaq Staff's determination with the Nasdaq Listing Qualifications Panel, which stays the effectiveness of the delisting pending a hearing with the Nasdaq Listing Qualifications Panel. There can be no assurance that the Nasdaq Listing Qualifications Panel will reverse the Staff's decision to delist the Company's securities. The Company intends to effect a reverse stock split which it anticipates will bring the Company into compliance with the minimum bid closing price requirement.

         On October 9, 2003, the Company's board of directors approved the amendment of Article IV of the Company's certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company's outstanding common stock. The amendment will reduce the number of issued and outstanding shares of the Company's common stock by approximately 4/5, with each 5 shares of common stock currently outstanding, referred to as "old common stock," becoming 1 share of "new common stock." Further, each option to purchase 5 shares of the Company's common stock under the Company's 1994 stock option plan will become the option to purchase 1 share of its common stock.

         Effective November 7, 2003, Mackay Shields LLC ("Mackay") and Erin Mills Investment Corporation ("Erin Mills"), stockholders collectively holding more than 50% of the Company's outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company's common stock, respectively, which is approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company's common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

         The reverse split will be effected approximately 21 days after the mailing of an Information Statement on Schedule 14C to stockholders of record as of November 7, 2003. On November 12, 2003, the Company filed a Definitive Information Statement on Schedule 14C with the SEC, and mailed the Information Statement to stockholders of record.

         If the closing bid price for the Company's common stock remains below $1.00 per share and it is no longer listed on the Nasdaq SmallCap Market, the Company's common stock may be deemed to be penny stock. If the Company's common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company's securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

         - sales commissions payable to both the broker-dealer and the registered representative; and

         -        current quotations for the securities.

         Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have a material and adverse effect on the market for the Company's common stock, and the ability of stockholders to sell shares.

         The principal effect of the reverse stock split will be to decrease the number of shares of common stock that will be outstanding from approximately 48,349,161 to approximately 9,669,832 shares. In addition, the board of directors will take appropriate action to adjust proportionately the number of shares of common stock issuable upon exercise of outstanding options under the 1994 stock option plan to reflect the reverse stock split. All of the Company's outstanding warrants will be automatically adjusted to reflect the reverse stock split. As a result, following the effective date, the number of shares of common stock issuable upon the exercise of outstanding options under the 1994 stock option plan will be reduced from approximately 1,627,424 shares to approximately 325,484 shares.

         The Company's board of directors believes that the reverse stock split is likely to result in the bid price of its common stock rising above the $1.00 minimum bid price requirement, thereby permitting the continued listing of its common stock on the Nasdaq SmallCap Market. However, there can be no assurance that the market price of the Company's common stock will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split or that the market price of the Company's common stock will rise or remain above $1.00 after the one-for-five reverse stock split. Failure to maintain the Nasdaq SmallCap Market listing may adversely affect the Company's ability to raise additional capital to continue operations which would have a material adverse affect on the Company's business, financial condition and results of operations.

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

If the Company's sole provider of alarm-monitoring services for SBC becomes unable to provide such services in support of the Series 5005S units in service with SBC, the Company's cost to obtain this service could increase substantially, or the Company may be forced to expend funds to develop this service itself.

         The Company relies on CIC as its sole provide of certain alarm monitoring services to the SBC Companies as required by the SBC Contract. The contract has an initial term of three years and automatically renews for successive two-year terms unless terminated by either party on 120 days notice. While the Company has no reason to believe that this contract will not be renewed by CIC, it is possible that CIC could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew its Monitoring Services Agreement with CIC or renew it with rates similar to the current rates paid by the Company under the contract, the Company may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company has limited resources, it may be unable to develop its own monitoring services center or successfully continue with an alternate provider, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on wireless service agreements to deliver its vehicle tracking services that have short terms, and the failure of the Company to renew or replace these agreements as they expire would increase the cost to the Company of delivering its services.

         The Company utilizes the existing wireless telephone infrastructure, with certain enhancements, as the wireless segment of the Company's network. In most cases, terms of contracts between the Company and each of its wireless carriers are for one year, with automatic one-year successive renewal terms, unless either party elects to terminate the contract upon 180 days notice prior to the end of the renewal term. The Company has executed contracts with certain wireless carriers that provide for an initial three-year term with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 180-day notice prior to the end of the renewal term. In order to continue to provide mobile communications services to its customers, the Company must continue to renew its agreements with individual wireless carriers. A failure on the part of the Company to renew or replace its contracts with wireless carriers at rates similar to those charged to its competitors could have a material adverse effect on its business, financial condition and results of operations.

As the Company relies on TSI to provide essential clearinghouse services for its NSC network subscribers, an extensive failure in the TSI Network or unavailability of the TSI network could force the Company to make costly design changes to the Company's network.

         TSI provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle's home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company's contract with TSI covers certain functions that are critical to the Company's ability to instantly deliver calls nationwide for the Company's NSC network subscribers in connection with the Company's agreement with Aether. It covers an initial term that began on May 3, 1999 and ends on April 15, 2005. On July 8, 2003, the Company and Aether extended the transition period during which the Company provides NSC network services to its network subscribers until January 30, 2005. Upon expiration of such agreement, the Company may discontinue its purchase of TSI services as it will no longer provide NSC network services to such network subscribers. As per the terms of the TSI agreement, subsequent to October 31, 2004, the Company may terminate the TSI agreement for convenience by providing TSI with 60 days prior written notice of termination and paying to TSI a termination fee in the amount of $15,000. A failure in the TSI network prior to January 30, 2005 could have a material adverse effect on the Company's business, financial condition and results of operations.

As the Company relies on Cingular for various cellular clearinghouse services, its inability to renew its agreement with Cingular could significantly increase the Company's cost of obtaining this necessary service.

         On March 30, 1999, the Company and Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless, executed an Administrative Carrier Agreement whereby Cingular provides clearinghouse services to the Company, including the direct payment of the Company's cellular service providers for cellular airtime through the cellular clearinghouse process. The Agreement provides for an initial term of three years that automatically renews for five additional consecutive one-year terms. While the Company has no reason to believe that Cingular will not renew the Agreement, it is possible that Cingular will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercial reasonable rate increases, the Company's service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company's cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on its business, financial condition or results of operations. Cingular also provides the Company's customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three-year term with automatic renewal for successive one-year terms unless either party provides a minimum of 90 days written notice of intent to terminate prior to the expiration any renewal period. See "Business -- Strategic Services Alliances of the Company."

If the Company's services are deemed to be telecommunication services under FCC and other state regulations, the Company would have to begin contributing to state and federal universal service contribution funds.

         If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company's services that meet the definition of enhanced services are not subject to FCC mandated universal service fund contribution. However, based on a conservative interpretation, the Company has historically reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms that may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any requirement to contribute to state and federal universal service mechanisms.

         Long-distance providers are regulated by the FCC and states. The Company currently believes that such regulations do not apply to the Company based on the Company's determination that it is an enhanced service provider. The reclassification of the Company's services as long distance services could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company depends heavily on its key personnel, and the loss of one or more of these individuals could have a material adverse effect on the Company.

         The Company is dependent on the efforts of:

- W. Michael Smith, Executive Vice President, Chief Operating Officer and Treasurer;

-   J. Raymond Bilbao, Senior Vice President, General Counsel and Secretary;

- a group of employees with technical knowledge regarding the Company's systems.

         The Company has one-year term employment agreements with Messrs. Smith and Bilbao. The initial one-year term of these employment agreements expired on June 21, 2002, but have been renewed automatically on a month-to-month basis. The loss of services of one or more of these individuals could materially and adversely affect the business of the Company and its future prospects. The Company does not maintain key-man life insurance on any of the Company's officers or employees. The Company's future success will also depend on its ability to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

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

         The SBC Companies accounted for approximately 62% of the Company's installed base, including network services subscribers, as of August 31, 2003. The term of the Company's contract with the SBC Companies expires on January 30, 2004. While the Company expects to renew the contract, there can be no assurances that the Company will be able to renew such contract on commercially reasonable terms or at all. The loss of SBC, or any event, occurrence or development which adversely affects the relationship between the Company and SBC, could have a material adverse effect upon the Company's business, financial condition and results of operations.

Substantial product liability claims could have a material adverse effect on the Company by creating additional costs to the Company to pay and/or settle these claims.

         Testing, manufacturing and use of the Company's products entail the risk of product liability. Although management believes its products offer safety advantages over conventional cellular telephones, it is possible that operation of the product may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney's fees, costs and expenses, and diversion of management attention. In addition, as the Company provides alarm-monitoring services in connection with the SBC contract, the Company is exposed to an increased risk of litigation regarding various safety, performance and related matters. Product liability claims that exceed policy limits applicable to the Company's liability insurance or that are excluded from the policy coverage could have a material adverse effect on the Company's business, or financial condition and results of operations.

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

         Several of the Company's competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those offered by the Company. There can be no assurance that the Company is aware of all patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued and, accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights held by others. In general, if it were determined that any of the Company's products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to obtain licenses (which might require the payment of royalties) to develop and market such products, services or enhancements from the holders of the patents, to redesign such products or services to avoid infringement, or cease marketing such products or services or developing such enhancements. In such event, the Company also might be required to pay past royalties or other damages. There can be no assurance that the Company would be able to obtain licenses on commercially reasonable terms, or that it would be able to design and incorporate alternative technologies,, without a material adverse effect on its business, financial condition and results of operations.

The failure of wireless carriers to offer circuit switched data on GSM networks may require the Company to retrofit its installed base of VMI units with VMI units which utilize GSM/GPRS.

         The Company's VMI product currently utilizes circuit-switched data on existing GSM networks to transmit data messages. Several major U.S. wireless carriers have indicated that they may cease to support circuit switched data on their GSM networks, but will require their customers to utilize General Packet Radio Services ("GPRS") to transmit data messages on their GSM networks. Minorplanet UK, the supplier of the Company's VMI product, is currently developing a VMI product which utilizes GPRS instead of circuit switched data. The Company anticipates that the GPRS version of the VMI product will be commercially available in the first half of 2004. If the U.S. wireless carriers fail to continue to support circuit-switched data on their GSM networks and/or the Company fails to obtain a GPRS-enabled VMI unit, such failures could have a material adverse effect on its business, financial condition and results of operations.

The Company faces significant competition in the automatic vehicle location marketplace.

         The Company's vehicle management information product faces significant competition from several other suppliers of similar products, some of which may have greater financial and technological resources. The Company can provide no assurance that its products will compete successfully with the products of its competitors or that it will adapt to changes in the business, regulatory or technological environment as successfully as the Company's competitors.

A small number of the Company's stockholders own a substantial amount of the Company's shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company's common stock on the Nasdaq SmallCap Market could drop significantly.

         Minorplanet UK currently holds 9,621,483 shares of the Company's common stock (approximately 19.9% of the Company's outstanding shares), 3,183,491 shares of which are eligible for resale under this prospectus, and Mackay Shields currently holds 10,699,794 shares of the Company's common stock (approximately 22.1% of the Company's outstanding shares), all of which are eligible for public resale. In addition, other stockholders also own substantial amounts of shares of the Company's common stock. Sales of a large number of shares of the Company's common stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of the Company's common stock on the Nasdaq SmallCap Market, especially given that the Company's common stock is thinly traded on that market.

The Company relies primarily on T-Mobile for the provision of GSM data services to its VMI customers and its inability to renew its agreements with T-Mobile may increase the Company's costs of providing GSM data services to its VMI customers or result in a decrease in GSM coverage for its VMI customers.

         The Company markets and sells T-Mobile GSM data services to its VMI customers as an agent of T-Mobile pursuant to a National Premier Dealer Agreement entered into with T-Mobile USA, Inc. on January 1, 2003 so that such VMI customers have a direct contractual relationship for the purchase of GSM data services with T-Mobile. The agreement has an initial term of two years and automatically terminates unless the Company provides written notice of its intent to renew to T-Mobile at least 60 days prior to the end the term.

         The Company also resells T-Mobile GSM data services to the Company's VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement has an initial term of one year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term.

         If the Company is unable to renew such agreements with T-Mobile, the Company may have to negotiate and execute a GSM data service agreement with another wireless carrier or fully implement its Authorized Agency Agreement with Cingular Wireless. There can be no assurances that the Company will be able to obtain a GSM data service agreement on terms as favorable as its agreement with T-Mobile and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         On July 10, 2001, the Company and K*TEC reached agreement on all material terms of settlement of the lawsuits subject to the execution of a definitive settlement document. As per the settlement, the Company will continue to utilize K*TEC as a manufacturer. On October 9, 2001, the Company and K*TEC executed a Compromise Settlement Agreement. In accordance with the Compromise Settlement Agreement, the parties have filed an Agreed Order Dismissing with Prejudice both the Dallas Lawsuit and the Fort Bend Lawsuit.
The Company recorded a provision of $2.2 million as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of August 31, 2003.

         On April 4, 2003, the Company and K*TEC entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to K*TEC for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company's obligation to make the final $1.7 million payment to K*TEC under the Compromise Settlement Agreement. Specifically, the Company will issue to K*TEC twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate K*TEC for the remaining $1.7 million payable under the Compromise Settlement Agreement. The Company will take delivery of the initial lot of 500 units within 30 days of the Company's approval of K*TEC's first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500-unit lot is due upon receipt of each shipment. As of August 31, 2003, the Company had not approved K*TEC's first production article.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's 2003 Annual Meeting of Stockholders (the "Annual Meeting") was held on August 8, 2003. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) ratified the engagement of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 2003. The Company had 48,349,161 shares of common stock outstanding as of July 16, 2003, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 30,977,306 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

         Proposal 1: Election of Directors

                                      Shares Voting       Shares
     Director                            In Favor        Withheld
     --------                         -------------      --------
Gerry C. Quinn                          30,944,846        32,460
John T. Stupka                          30,944,846        32,460
Michael D. Beverley                     30,944,846        32,460

         Proposal 2: The ratification of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 2003.

Votes in favor:           30,947,916
Votes against:                   820
Abstentions:                  28,570

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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


                                                     BID PRICES
                                                   HIGH       LOW
                                                   ----       ---
2001
First Quarter                                     $ 1.31     $0.38
Second Quarter                                    $ 1.90     $0.32
Third Quarter                                     $ 1.79     $0.93
Fourth Quarter                                    $ 1.65     $0.84

2002
First Quarter                                     $ 4.00     $1.22
Second Quarter                                    $ 2.18     $0.96
Two months ended August 31, 2002                  $ 1.06     $0.82

2003
First Quarter                                     $ 1.04     $0.53
Second Quarter                                    $ 0.99     $0.58
Third Quarter                                     $ 0.71     $0.44
Fourth Quarter                                    $ 0.70     $0.48

         The prices of the Company's Common Stock for the second, third, and fourth quarters of 2001 as well as for all periods thereafter, reflect a 1-for-5 reverse stock split which the Company effected during the second quarter of 2001.

         There were 175 registered holders of common stock and an estimated 2,900 broker/dealers who beneficially hold common stock on behalf of stockholders as of November 25, 2003. The last sales price for the Company's Common Stock as reported on November 25, 2003 was $0.44. The Company did not pay dividends on its Common Stock for the fiscal year ended August 31, 2003 and has no plans to do so in the foreseeable future.

         On September 18, 1998, the SEC declared effective the Company's registration statement on Form S-3 which was filed to register warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company's 1997 Debt Offering. Under the terms of the Warrant Registration Rights Agreement, the Company is obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants have been exercised; provided, however, that during any consecutive 365-day period, the Company may suspend the effectiveness of the registration statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the board of directors determines that disclosure thereof would not be in the best interests of the Company. The Company will not receive any proceeds from the sale of the warrants by the selling warrant holders. To the extent that any warrants are exercised, the Company will receive the exercise price for the warrant shares. During the fiscal year ended August 31, 2003, no warrants were sold and no warrant shares were exercised.

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

         In addition to the registration rights described above, pursuant to this registration rights agreement, the holders of at least fifteen percent (15%) of the then outstanding common stock issued pursuant to the Purchase Agreement and Exchange Offer transactions are entitled to require the Company, on up to five separate occasions, but no more than twice in any twelve-month period, to register shares of the Company's common stock for resale if the proposed offering has anticipated aggregate proceeds in excess of $10,000,000 at the time the registration request is made. Also, subject to certain limitations, all of these stockholders that are deemed to be parties to this registration rights agreement are generally entitled to include such shares (a piggyback right) in any transaction in which we sell our common stock to the public. The foregoing registration rights are subject to limitations as to amount by the underwriters of any offering and to blackout periods in which the Company's management may delay an offering for a limited period of time.

         Under the terms of the Purchase Agreement and a Lockup Agreement executed by the exchanging note holders in connection with the June 21, 2001 Exchange Offer, all of the selling stockholders (except for Minorplanet UK) agreed to certain contractual lock-up restrictions regarding the resale of the shares they acquired in the Exchange Offer. On June 16, 2002, all remaining shares were released from lock-up provisions and such stockholders are now free to resell all of their shares subject to compliance with applicable securities laws. See Risk Factor relating to sales by substantial stockholders on page 20.

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

      The following table summarizes information about the Company's equity compensation plans at August 31, 2003:

                                                    (a)                       (b)                         (c)
                                                                                                  Number of securities
                                                                        Weighted average        remaining available for
                                         Number of securities to be     exercise price of        future issuance under
                                          issued upon exercise of         outstanding          equity compensation plans
                                            outstanding options,       options, warrants,        (excluding securities
         Plan Category                      warrants and rights            and rights           reflected in column (a))
         -------------                      -------------------            ----------           ------------------------
Equity compensation plans
approved by security holders                     1,628,904                    $1.41                    4,646,642
Equity compensation plans not
approved by security holders                       302,360                     1.71                           --
                                                 ---------                    -----                    ---------
                                                 1,931,264                    $1.45                    4,646,642
                                                 =========                    =====                    =========

      On June 1, 2003, the Company granted warrants to a consultant for the purchase of 75,000, 125,000, and 100,000 shares of common stock at exercise prices of $0.70, $1.40, and $2.80 per share, respectively. All these warrants are exercisable as of August 31, 2003 and the warrants expire on June 1, 2007.

      A director of the Company holds options granted on June 22, 1998 outside of the Plan to purchase 760 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at August 31, 2003. The options expire six years from the date of grant.

      The Company granted warrants to a consultant for the purchase of 1,600 shares of common stock at a price of $5.63 per share on March 31, 2000. All of these warrants are exercisable at August 31, 2003 and the warrants have no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

         The selected financial data set forth for each of the four years in the period ended December 31, 2001, the eight month transition period ended August 31, 2002, due to the change in fiscal year end, and the year ended August 31, 2003, have been derived from audited financial statements, including the balance sheets at August 31, 2003, August 31, 2002, December 31, 2001, 2000, 1999 and
1998 and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) for each of the four years in the period ended December 31, 2001, as well as the eight month period ended August 31, 2002 and year ended August 31, 2003, and notes thereto appearing elsewhere herein. The selected financial data provided for the eight months ended August 31, 2001 and twelve months ended August 31, 2002 is provided for comparable purposes and has been derived from unaudited financial statements, including the balance sheet at August 31, 2001 and August 31, 2002. As a result of the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as a cumulative effect change in accounting principle in 2000, results for 2000, 2001, the eight months ended August 31, 2002, and the year ended August 31, 2003 are not comparable to prior periods.

                                                                      Twelve months ended            Eight,months ended
                                                                           August 31,                    August 31,
                                                                      2003           2002           2002           2001
                                                                   -------------------------------------------------------
                                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                                          $    2,319     $   11,936     $    5,074     $   12,796
  Ratable product                                                       9,837          9,618          6,780          7,026
  Service                                                              32,755         45,216         30,102         32,844
                                                                   -------------------------------------------------------
     Total revenues                                                    44,911         66,770         41,956         52,666
                                                                   -------------------------------------------------------
Cost of revenues:

  Product                                                               1,953          9,426          3,996          9,810
  Ratable product                                                       6,871          7,634          5,213          5,814
  Service                                                              17,508         24,515         16,155         18,204
  Inventory write-down to net realizable value                              -          4,693              -              -
  Provision for settlement of litigation                                    -            100            100          2,100
                                                                   -------------------------------------------------------
     Total cost of revenues                                            26,332         46,368         25,464         35,928
                                                                   -------------------------------------------------------

Gross profit                                                           18,579         20,402         16,492         16,738
                                                                   -------------------------------------------------------

Expenses:

  General and administrative                                            9,456         11,856          7,943          8,349
  Customer service                                                      3,988          5,396          3,411          5,051
  Sales and marketing                                                  11,632         10,386          8,600          2,784
  Engineering                                                           1,800          2,433          1,374          4,107
  Network services center                                                   -          1,045            461          1,168
  Severance and AutoLink termination costs                                  -              -              -              -
  Depreciation and amortization                                         5,626          7,087          4,322          4,673
                                                                   -------------------------------------------------------
                                                                       32,502         38,203         26,111         26,132
                                                                   -------------------------------------------------------

    Operating loss                                                    (13,923)       (17,801)        (9,619)        (9,394)

Interest income                                                           447            539            457            420
Interest expense                                                       (2,118)        (2,124)        (1,411)        (6,642)
Other (expense) income                                                   (426)          (183)          (183)             -
Gain on recapitalization and extinguishment of debt                         -              -              -         59,461
                                                                   -------------------------------------------------------
    (Loss) income before income taxes and
       cumulative effect of accounting change                         (16,020)       (19,569)       (10,756)        43,845
Income tax benefit                                                          -            978            978              -
                                                                   -------------------------------------------------------
    (Loss) income before cumulative effect
       of accounting change                                           (16,020)       (18,591)        (9,778)        43,845
Cumulative effect of accounting change                                      -              -              -              -
                                                                   -------------------------------------------------------
    Net (loss) income                                              $  (16,020)    $  (18,591)    $   (9,778)    $   43,845
                                                                   =======================================================

Basic and diluted (loss) income per share:
    (Loss) income before cumulative effect
    of accounting change                                           $    (0.33)    $    (0.39)    $    (0.20)    $     2.48
    Cumulative effect of accounting change                                  -              -              -              -
                                                                   -------------------------------------------------------
    Net (loss) income per share                                    $    (0.33)    $    (0.39)    $    (0.20)    $     2.48
                                                                   =======================================================

Weighted average number of shares outstanding
    Basic and diluted                                                  48,349         48,172         48,233         17,649

Pro-forma basic and diluted (loss) income per share
including effects of pending 5 for 1 reverse stock split:
    (Loss) income before cumulative effect of
        accounting change                                          $    (1.66)    $    (1.93)    $    (1.01)    $    12.42
    Cumulative effect of accounting change                                  -              -              -              -
                                                                   -------------------------------------------------------
    Net (loss) income per share                                    $    (1.66)    $    (1.93)    $    (1.01)    $    12.42
                                                                   =======================================================

Pro-forma weighted average number of shares outstanding
including effects of pending 5 for 1 reverse stock split:
   Basic and diluted                                                    9,670          9,634          9,647          3,530

                                                                        \-----Twelve months ended December 31,------\
                                                                      2001           2000           1999           1998
                                                                   -------------------------------------------------------
                                                                            (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
  Product                                                          $   19,658     $   41,971     $   43,018     $   16,950
  Ratable product                                                       9,864         12,093              -              -
  Service                                                              47,958         48,066         52,655         46,463
                                                                   -------------------------------------------------------
     Total revenues                                                    77,480        102,130         95,673         63,413
                                                                   -------------------------------------------------------
Cost of revenues:

  Product                                                              15,239         30,031         34,752         13,222
  Ratable product                                                       8,236         10,006              -              -
  Service                                                              26,563         30,636         26,724         32,419
  Inventory write-down to net realizable value                          4,693              -              -              -
  Provision for settlement of litigation                                2,100              -              -              -
                                                                   -------------------------------------------------------
    Total cost of revenues                                             56,831         70,673         61,476         45,641
                                                                   -------------------------------------------------------

Gross profit                                                           20,649         31,457         34,197         17,772
                                                                   -------------------------------------------------------

Expenses:

  General and administrative                                           12,482         12,478         14,706         22,875
  Customer service                                                      7,036          7,146          7,770         10,604
  Sales and marketing                                                   4,570          4,980          4,091          7,372
  Engineering                                                           5,166          4,345          2,685          5,399
  Network services center                                               1,753          1,512          1,437          1,992
  Severance and AutoLink termination costs                                  -              -           (189)         5,357
  Depreciation and amortization                                         7,438          5,907          6,551          5,829
                                                                   -------------------------------------------------------
                                                                       38,445         36,368         37,051         59,428
                                                                   -------------------------------------------------------

    Operating loss                                                    (17,796)        (4,911)        (2,854)       (41,656)

Interest income                                                           501          1,371          2,037          4,827
Interest expense                                                       (7,355)       (13,368)       (13,422)       (17,099)
Other (expense) income                                                      -          1,569          2,715              -
Gain on recapitalization and extinguishment of debt                    59,461              -              -         18,867
                                                                   -------------------------------------------------------
    (Loss) income before income taxes and
       cumulative effect of accounting change                          34,811        (15,339)       (11,524)       (35,061)
Income tax benefit                                                          -              -              -              -
                                                                   -------------------------------------------------------
    (Loss) income before cumulative effect
       of accounting change                                            34,811        (15,339)       (11,524)       (35,061)
Cumulative effect of accounting change                                      -         (5,206)             -              -
                                                                   -------------------------------------------------------
    Net (loss) income                                              $   34,811     $  (20,545)    $  (11,524)    $  (35,061)
                                                                   =======================================================

Basic and diluted (loss) income per share:
    (Loss) income before cumulative effect
    of accounting change                                           $     1.25     $    (3.03)    $    (2.31)    $    (7.04)
    Cumulative effect of accounting change                                  -          (1.03)             -              -
                                                                   -------------------------------------------------------
    Net (loss) income per share                                    $     1.25     $    (4.06)    $    (2.31)    $    (7.04)
                                                                   =======================================================

Weighted average number of shares outstanding
    Basic and diluted                                                  27,928          5,058          4,995          4,980

Pro-forma basic and diluted (loss) income per share
including effects of pending 5 for 1 reverse stock split:
    (Loss) income before cumulative effect of
        accounting change                                          $     6.23     $   (15.16)    $   (11.54)    $   (35.20)
    Cumulative effect of accounting change                                  -          (5.15)             -              -
                                                                   -------------------------------------------------------
    Net (loss) income per share                                    $     6.23     $   (20.31)    $   (11.54)    $   (35.20)
                                                                   =======================================================

Pro-forma weighted average number of shares outstanding
including effects of pending 5 for 1 reverse stock split:
   Basic and diluted                                                    5,586          1,012            999            996

                                                 Twelve months ended     Eight months ended
                                                     August 31,               August 31,      \--Twelve months ended December 31,--\
                                                   2003       2002         2002      2001        2001      2000      1999     1998
                                                 -----------------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
Capital expenditures                              $   575   $ 1,470       $ 1,251   $ 1,236     $ 1,587   $ 2,600   $ 3,103  $10,520

OTHER OPERATING DATA

Units installed, including network subscribers,
at end of period                                   54,158    68,220        68,220    69,199      70,932    67,336    50,825   47,657

                                       August 31,  August 31,     \-----------------December 31,----------------\
                                          2003        2002          2001         2000         1999         1998
                                       ----------  ----------     ---------   ---------    ---------    ---------

BALANCE SHEET DATA

Cash and short-term investments        $   5,105   $  18,090      $  14,889   $  20,641    $  17,768    $  26,169
Working capital                              753       8,337         12,486      20,825       35,660       29,143
Network, equipment and software, net       3,865       6,425          8,583      12,851       15,703       20,649
Total assets                              56,100      81,403         87,597      81,044       74,073      103,126
Notes payable                             14,316      14,254         14,109      92,484       92,090       91,697
Stockholders' equity (deficit)            19,490      35,418         44,179     (58,341)     (38,051)     (26,791)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK "), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information (TM) ("VMI") product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

         VMI provides minute-by-minute visibility into the activities of a mobile workforce via an extensive reporting system that provides real-time and exception-based reporting. Real-time reports provide information regarding a vehicle's location, idling, stop time, speed and distance traveled. With real-time reporting, the customer can determine when an employee starts or finishes work, job site arrival times and site visit locations. In addition, exception reports allow the customer to set various parameters within which vehicles must operate, and the system will report exceptions including speeding, extended stops, unscheduled stops, route deviations, visits to barred locations and excessive idling.

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Companies, pursuant to the service vehicle contract (the "Service Vehicle Contract" or "Contract"). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM).

         On June 4, 2001, all 1,000 shares of Class B Common Stock were converted into 320,000 shares of Common Stock at the option of the sole holder of those shares. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. All references to Common Stock and all per share references for periods prior to the stock split have been restated to reflect the 1- for - 5 reverse stock split.

         In addition, the Company created a new class of Series E Preferred Stock and on June 5, 2001 issued one (1) share of Series E Preferred Stock. The Series E Preferred Stock has a liquidation preference of $1,000 per share and is entitled to the payment of annual dividends at the rate of 7% per share. The Series E Preferred Stock does not have any voting, conversion or preemptive rights.

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by a stock purchase and exchange agreement dated February 14, 2001, the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. As a result of this transaction, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company's common stock, which is the sole voting security of the Company. The "License Rights" acquired are valued in the accompanying Consolidated Balance Sheets as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

         Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes, in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 in the Exchange Offer. The total principal amount of Senior Notes that remains outstanding is $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as a gain on recapitalization in the accompanying Consolidated Statements of Operations.

         The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

         On March 15, 2002, the Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether. Under the terms of the Asset Purchase Agreement, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V(TM), and TrackWare(R) asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company's long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. Hereinafter, Series 5000 units for which the Company provides network services are referred to as network services subscribers. The two companies also agreed to work jointly in the adaptation of the VMI product technology for the potential distribution of VMI by Aether to the long-haul trucking market.

         As consideration for the Sale to Aether, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether paid cash in lieu of preferred stock for each of the three $4 million installments and all three $4 million cash installments have been received by the Company from Aether. See the Form 8-K filed by the Company on March 27, 2002 which is incorporated by reference herein and Note 5 to the Consolidated Financial Statements attached hereto.

         On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 20.4 million shares) of the Company's outstanding common shares beneficially owned by Minorplanet UK to Erin Mills Investment Corporation ("Erin Mills"), ending Minorplanet UK's majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 22.2 million shares) of the Company's outstanding common stock, while Minorplanet UK retains 19.9 percent (approximately 9.6 million shares) of the Company's outstanding common stock.

         In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 19.4 million shares of the Company's common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company's board of directors.

         In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:

    - Minorplanet UK irrevocably waived the approval rights, including the right to appoint members to the Company's board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company's bylaws;

    - Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

    - The exclusive License and Distribution Agreement, which grants to the Company's United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

    - Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company's stock on the date of subscription or (ii) 19.9 percent of the Company's issued and outstanding common stock.

    See the Form 8-K's filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

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

         The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by SAB 101 and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to most customers of its VMI products over the contract term; therefore, in accordance with SAB 101, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery. VMI product sales are recognized ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. All VMI product sales proceeds are recognized under this method and are portrayed in the accompanying Consolidated Statement of Operations as "Ratable product revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues non-current portion."

         Service revenue generally commences upon product installation and customer acceptance, and is recognized ratably over the period such services are provided.

         As a result of the Sale to Aether, the Company recorded deferred service revenues totaling $12.2 million in March of 2002, which reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that initially expired in September of 2003. In July of 2003, the term of the agreement with Aether was extended through January of 2005; therefore, the $0.4 million remaining unrecognized portion of the deferred service revenue as of July 1, 2003 is now being recognized over the extension period.

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

Allowance for Doubtful Accounts

         The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information. There is no guarantee that the Company will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of accounts receivable and future operating results.

Inventory Valuation

         Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on usage history and specific identification criteria. Actual demand or market conditions may be different than those projected by management, which could have a material impact on operating results and financial position.

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

         Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

            -    significant negative industry trends,

            -    significant changes in technology,

            -    significant underutilization of the asset, and

            - significant changes in how the asset is used or is planned to be used.

License Rights

         Management accounts for the License Rights in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The License Rights acquired are valued in the accompanying Consolidated Balance Sheets as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED AUGUST 31, 2003, COMPARED TO TWELVE MONTHS ENDED AUGUST 31,
2002

         Revenue decreased during the twelve months ended August 31, 2003 to $44.9 million from $66.8 million during the twelve months ended August 31, 2002. Total product revenue, including ratable product revenue, decreased from $21.6 million during the twelve months ended August 31, 2002 to $12.2 million during the twelve months ended August 31, 2003, due primarily to lower NSC Systems product sales. NSC Systems product revenue decreased from $20.6 million during the twelve months ended August 31, 2002 to $8.3 million during the twelve months ended August 31, 2003, primarily due to lower sales under the Service Vehicle Contract with SBC. Product shipments under this contract are expected to be minimal during the next fiscal year. Also contributing to the decrease in NSC Systems product revenue was a reduction in ratable revenue recognition associated with the NSC Systems network subscriber units as there have been no new network subscriber unit sales since the Sale of certain assets to Aether in March of 2002.

         Partially offsetting the decrease in NSC Systems product revenue was an increase in VMI product revenue from $1.0 million during the twelve months ended August 31, 2002 to $3.8 million during the twelve months ended August 31, 2003. The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston, Texas market during the fourth quarter of 2001, the Atlanta, Georgia market during the first quarter of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Approximately 5,600 VMI units were sold during the twelve months ended August 31, 2003 versus approximately 3,800 units sold during the twelve months ended August of 2002. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the life of the estimated customer relationship. As of August 31, 2003, the Company has recorded an additional $8.9 million in deferred product revenue associated with VMI product sales reflected on the Company's balance sheet. The Company has been unable to achieve the projected VMI sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability (see Liquidity and Capital Resources below).

         Service revenues decreased from $45.2 million during the twelve months ended August 31, 2002 to $32.8 million during the twelve months ended August 2003. The decrease is primarily associated with the anticipated reduction in NSC Systems network subscriber units after the Sale to Aether in March of 2002. Network subscriber units decreased from 27,218 at August 31, 2002 to 12,554 at August 31, 2003 as many of these units have converted to Aether's network or to other networks.

         Gross profit was 41% during the twelve months ended August 31, 2003 up from 31% during the twelve months ended August 2002. During December of 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the TrackWare and 20/20V product lines. Excluding this inventory write-down, gross profit would have been 38% during the twelve months ended August 31, 2002. The effective 3% increase in total gross profit, excluding the inventory write-off, was primarily associated with higher ratable product margins on VMI sales and lower airtime costs within the NSC Systems segment.

         Total operating expenses were $32.5 million during the twelve months ended August 31, 2003 down from $38.2 million during the same period of the previous year. Sales and marketing costs increased to $11.6 million during the twelve months ended August 31, 2003 from $10.4 million during the twelve months ended August 31, 2002. This increase is primarily due to higher sales consulting costs during the first half of the 2003 fiscal year and other ongoing expenditures related to the VMI sales operations. On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited, the operating subsidiary of Minorplanet UK, to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. After expiration of the initial term of this agreement, Minorplanet Limited continued to provide certain non-executive consulting services through August 31, 2003. During the twelve months ended August 31, 2003, total sales and marketing executive and non-executive consulting service expenses incurred under this agreement were approximately $2.7 million. Under the terms of the agreement, the Company was not required to pay the $1.8 million executive consulting fees incurred during the six months ended February 22, 2003 until such time as the Company reported in a Form 10-K net income and positive cash flow for the previous twelve-month period. On October 6, 2003, Minorplanet UK forever waived and discharged the $1.8 million executive consulting fees owed by the Company to Minorplanet UK.

         The $1.2 million increase in sales and marketing costs during the twelve months ended August 31, 2003 was offset by a $5.5 million operating expense reduction, excluding depreciation and amortization, across all other departments including general and administration, customer service, engineering, and network services center. Personnel reductions associated with the Sale to Aether and cost-reduction plans contributed to the decrease in these departmental expenses. Also contributing was a reduction in contract labor expenses and a decrease in NSC System third-party billing costs as the billing process is now done internally rather than being outsourced. After the Sale to Aether in March of 2002, all costs of operating the NSC were included in cost of revenues in order to properly match these expenses with the associated revenues generated from providing the network and airtime services to Aether. Total NSC operating costs charged to cost of sales during the twelve months ended August 31, 2003 and the twelve months ended August 31, 2002 were $2.3 million and $1.1 million, respectively.

         Depreciation and amortization expense decreased by $1.5 million during the twelve months ended August 31, 2003 in comparison to the same period during 2002 primarily due to several network service center assets becoming fully depreciated.

         Operating losses improved to $13.9 million during the twelve months ended August 31, 2003 from $17.8 million during the twelve months ended August 31, 2002. Excluding the $4.7 million inventory write-down during December of 2001, operating losses would have been $13.1 million during the twelve months ended August 31, 2002. Thus, the effective $0.8 increase in operating losses, excluding inventory write-downs, during the twelve months ended August 31, 2003 is primarily due to lower NSC Systems sales under the Service Vehicle Contract with the SBC Companies and a reduction in NSC Systems service gross profit due to the anticipated decrease in NSC Systems network subscriber units after the Sale to Aether in March of 2002. Operating income for the NSC Systems segment was $11.0 million for the twelve months ended August 31, 2003, which was offset by the $24.9 million VMI segment operating loss.

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

         The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston, Texas market during the fourth quarter of 2001, the Atlanta, Georgia market during the first quarter of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Approximately 3,600 VMI units were sold during the eight months ended August 31, 2002. However, in accordance with the Company's revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the life of the estimated customer relationship. Thus, total VMI product revenue during the eight months ended August 31, 2002 was only $0.9 million, recorded in ratable product revenue on the Company's Consolidated Statements of Operations. The Company had recorded an additional $3.6 million in deferred product revenue associated with VMI product sales reflected on the Company's balance sheet as of August 31, 2002. VMI sales did not contribute significantly to the Company's total revenue during 2001.

         Service revenues for the eight months ended August 31, 2002 decreased to $30.1 million from $32.8 million during the same period last year. The decrease in service revenues is primarily attributable to a reduction in the number of NSC Systems network services subscriber units from 31,738 at August 31, 2001 to 27,218 as of August 31, 2002 and a lower monthly average service revenue per unit for the total installed base. The Company's total installed base, including network subscribers, was 68,220 at August 31, 2002 down only slightly from 69,199 at August 31, 2001; however, the proportion of service vehicles relative to long-haul trucking had increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

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

         Total operating expenses were $26.1 million for both the eight months ended August 31, 2002 and 2001. Sales and marketing costs for the eight months ending August 31, 2002 increased to $8.6 million from $2.8 million during the eight months ended August 31, 2001. This increase was primarily due to expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of four VMI sales and operations offices in Dallas, Houston, Atlanta, and Los Angeles. Expenditures of approximately $0.6 million were also incurred for contracted sales, training and operational support services associated with the VMI product launch during 2002. The increase in VMI sales and marketing costs during the eight months ended August 31, 2002 was offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the Sale to Aether of certain assets and license rights to the Company's long haul trucking and asset tracking businesses.

         Operating losses increased to $9.6 million during the eight months ended August 31, 2002 from $9.4 million during the eight months ended August 31, 2001 primarily due to lower sales under the Service Vehicle Contract. The Company's NSC Systems segment reported operating income of $7.7 million for the eight months ended August 31, 2002, which was offset by the $17.3 million operating loss from the VMI segment associated with the launch of the new VMI product. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. Future product shipments under that contract are expected to be minimal.

         Interest expense decreased to $1.4 million during the eight months ending August 31, 2002 from $6.6 million during the same period in 2001, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization. Thus, net loss before income taxes and excluding the gain on recapitalization improved to $10.8 million for the eight months ending August 31, 2002 in comparison to $15.6 million during the eight months ended August 31, 2001.

         The gain on recapitalization in 2001 of $59.5 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80.0 million principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the Exchange Offer.

FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Gross profit margin decreased from $31.5 million in 2000 to $20.6 million in 2001. Service gross profit margin was 44.6% in 2001 compared to 36.3% in 2000. The increase in service gross profit margin was primarily the result of rate reductions obtained from cellular carriers and other telecommunications providers and modifications to the Company's NSC.

         Product gross profit margin was 22.5% in 2001 compared to 28.4% in 2000. The decrease in product gross margin was primarily attributable to inventory write-downs taken to reflect TrackWare finished goods inventory at its estimated fair market value.

         For 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the TrackWare and 20/20V product lines. The TrackWare product line was designed to more efficiently utilize trailer assets. Due to an economic downturn, trucking companies had an excess of trailers in their fleets; thus, utilization of these assets was not an issue for many trucking companies, and management believed that significant demand for the TrackWare product would not occur in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product. The Company has settled the litigation with its outsource manufacturer for reimbursement for excess and obsolete inventory. The Company recorded a provision of $2.1 million during 2001 as its estimate of the cost to be incurred as a result of this settlement.

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

         Operating loss increased $12.9 million from 2000 to 2001. This increase is the combined effect of the $24.5 million decrease in ratable product revenue and product revenue, the $4.7 million Trackware inventory write-down, the $2.1 million provision for settlement of litigation and the $2.0 million increase in operating expenses discussed above. The Company's ability to generate operating income is significantly influenced by the gross margin related to product revenues. The decrease in the Service Vehicle Contract unit sales during 2001 significantly reduced gross profit margin. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues. The Company's financial condition and results of operations are heavily dependent upon the Company's ability to market and sell the VMI products. The Company introduced the VMI product during the third quarter of 2001; thus, revenues and gross margin from that product did not contribute significantly to 2001 results.

         Interest expense decreased to $7.4 million in 2001 from $13.4 million in 2000, due to the $80.0 million reduction in Senior Notes payable as a result of the Recapitalization.

         The gain on recapitalization in 2001 of $59.5 million, net of Federal income taxes, reflects the difference between the fair value of the common stock issued in exchange for $80.0 million principal amount of Senior Notes retired, together with accrued interest thereon, net of expenses associated with the Exchange Offer.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 was $13.1 million, $10.2 million, and $12.4 million, and $7.5 million, respectively. For the year ended August 31, 2003, cash used for operating activities was primarily attributable to the ongoing VMI operations. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         Net cash provided by investing activities during the year ended August 31, 2003 was $7.1 million and was primarily attributable to the decrease of $7.7 million in short-term investments used to fund the ongoing operations, net of $0.6 million in capital purchases. Net cash used in investing activities during the eight months ended August 31, 2002 was $2.1 million and was primarily attributable to the increase in short-term investments of $3.5 million, proceeds from the Sale of assets to Aether of $2.7 million, and capital purchases of $1.3 million. Net cash used in investing activities during the year ended December 31, 2001 was $6.9 million and net cash provided by investing activities during the year ended December 31, 2000 was $22.7 million.

          Net cash provided by financing activities during the year ended August 31, 2003 and the eight months ended August 31, 2002 was $0.7 million and $11.9 million, respectively, and was primarily attributable to proceeds from the service contract associated with the Sale to Aether. Net cash provided by financing activities during the year ended December 31, 2001 was $9.4 million and net cash provided by financing activities during the year ended December 31, 2000 was $0.3 million.

         The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need a minimum of $5 million in additional capital resources to sustain its normal operations for the next twelve months. To that end, the Company is actively seeking additional funding. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two, or otherwise. The sale of additional equity or convertible debt securities would result in additional dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. There can be no assurance that additional financing will be available or available on commercially acceptable terms. Should the Company not continue as a going concern it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company believes the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for Series 5000 units as long as such units remain active on the Company's network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company's network until January 30, 2005.

         As of August 31, 2003, the Company had approximately 34,000 units in service with the SBC Companies, under the Service Vehicle Contract, which accounted for approximately 62% of the Company's installed base. In February 2003, the Company signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

         Critical success factors in management's plans to achieve positive cash flow from operations include:

    -    Ability to raise additional capital resources.

    - Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is less than five percent penetrated with asset tracking and vehicle information management solutions.

    - Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

    -    Maintain and expand indirect distribution channels.

    - Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

         There can be no assurances that any of these success factors will be realized or maintained.

         On October 8, 2003, the Company received notice from the Nasdaq Staff stating that the Company is not in compliance with Marketplace Rule 4310(c)(4), which requires the closing bid price of the Company's common stock to be at least $1.00 per share. As Nasdaq has previously granted two 180-day extensions, the Company was given 90 additional calendar days, or until January 6, 2004, to demonstrate 10 consecutive trading days whereby the minimum bid price for the Company's common stock closes at $1.00 per share or more. If the Company fails to demonstrate compliance with this minimum bid price requirement for 10 consecutive trading days on or before January 6, 2004, the Nasdaq Staff will issue a written notification to the Company delisting the Company's common stock from the Nasdaq SmallCap Market. At such time, the Company may appeal the Nasdaq Staff's determination with the Nasdaq Listing Qualifications Panel, which stays the effectiveness of the delisting pending a hearing with the Nasdaq Listing Qualifications Panel. There can be no assurance that the Nasdaq Listing Qualifications Panel will reverse the Staff's decision to delist the Company's securities. The Company intends to effect a reverse stock split which it anticipates will bring the Company into compliance with the minimum bid closing price requirement.

         On October 9, 2003, the Company's board of directors approved the amendment of Article IV of the Company's certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company's outstanding common stock. The amendment will reduce the number of issued and outstanding shares of the Company's common stock by approximately 4/5, with each 5 shares of common stock currently outstanding, referred to as "old common stock," becoming 1 share of "new common stock." Further, each option to purchase 5 shares of the Company's common stock under the Company's 1994 stock option plan will become the option to purchase 1 share of its common stock.

         Effective November 7, 2003, Mackay Shields LLC ("Mackay") and Erin Mills Investment Corporation ("Erin Mills"), stockholders collectively holding more than 50% of the Company's outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company's common stock, respectively, which is approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company's common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

         The reverse split will be effected approximately 21 days after the mailing of an Information Statement on Schedule 14C to stockholders of record as of November 7, 2003. On November 12, 2003, the Company filed a Definitive Information Statement on Schedule 14C with the SEC, and mailed the Information Statement to stockholders of record.

         If the closing bid price for the Company's common stock remains below $1.00 per share and it is no longer listed on the Nasdaq SmallCap Market, the Company's common stock may be deemed to be penny stock. If the Company's common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company's securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

         - sales commissions payable to both the broker-dealer and the registered representative; and

         -        current quotations for the securities.

         Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have a material and adverse effect on the market for the Company's common stock, and the ability of stockholders to sell shares.

         The principal effect of the reverse stock split will be to decrease the number of shares of common stock that will be outstanding from approximately 48,349,161 to approximately 9,669,832 shares. In addition, the board of directors will take appropriate action to adjust proportionately the number of shares of common stock issuable upon exercise of outstanding options under the 1994 stock option plan to reflect the reverse stock split. All of the Company's outstanding warrants will be automatically adjusted to reflect the reverse stock split. As a result, following the effective date, the number of shares of common stock issuable upon the exercise of outstanding options under the 1994 stock option plan will be reduced from approximately 1,627,424 shares to approximately 325,484 shares.

         The Company's board of directors believes that the reverse stock split is likely to result in the bid price of its common stock rising above the $1.00 minimum bid price requirement, thereby permitting the continued listing of its common stock on the Nasdaq SmallCap Market. However, there can be no assurance that the market price of the Company's common stock will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split or that the market price of the Company's common stock will rise or remain above $1.00 after the one-for-five reverse stock split. Failure to maintain the Nasdaq SmallCap Market listing may adversely affect the Company's ability to raise additional capital to continue operations which would have a material adverse affect on the Company's business, financial condition and results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In November of 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the liability and disclosure provisions of FIN 45 during the second quarter of fiscal year 2003 and such adoption did not have a material impact on its consolidated financial statements. The Company has begun disclosing product warranty commitments as required by FIN 45 in the notes of its annual and interim financial statements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. For VIEs created after January 31, 2003, the requirements are effective immediately. The provisions of FIN 46 do not have a material effect on the Company's financial position.

         In May 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF No. 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF 00-21"). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company plans to adopt EITF 00-21 during its next fiscal year and is currently evaluating the impact of EITF 00-21 on its revenue recognition policy. At this time, the Company does not anticipate the implementation of EITF 00-21 will have a material impact on the financial position of the Company.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not have any material exposure to market risk associated with its cash and short-term investments. The Company's Senior Notes payable are at a fixed rate and, thus, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements, Schedule II - Valuation and Qualifying Accounts, and reports of independent auditors, are included on pages F-1 through F-35 and pages S-1 through S-3.

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

         Andersen's reports on the Company's consolidated financial statements for the two fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 14, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

         During the Company's two fiscal years ending December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 11, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the Company's disclosure committee on a regular basis. The Company has a disclosure committee, which consists of certain members of the Company's senior management.

         Under the supervision and with the participation of the Company's management, including the Company's Chief Operating Officer ("COO") and Chief Accounting Officer ("CAO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed as of August 31, 2003. Based on this evaluation, the COO and CAO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers is incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2003, under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after August 31, 2003, under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2003, under the heading "Certain Transactions."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                Page Number
(a)      Documents filed as part of the report:

    (1)  Independent Auditors' Report........................................................................        F-1

         Report of Previous Independent Auditors.............................................................        F-3

         Consolidated Balance Sheets as of August 31, 2003 and August 31, 2002...............................        F-4

         Consolidated Statements of Operations for the Year Ended August 31, 2003, the Eight Months
                 Ended August 31, 2002, and the Years Ended December 31, 2001 and 2000.......................        F-5

         Consolidated Statements of Cash Flows for the Year Ended August 31, 2003, the Eight Months
                 Ended August 31, 2002, and the Years Ended December 31, 2001 and 2000.......................        F-6

         Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                 for the Year Ended August 31, 2003, the Eight Months Ended August 31, 2002, and the
                 Years Ended December 31, 2001 and 2000......................................................        F-7

         Notes to Consolidated Financial Statements..........................................................        F-8

    (2)  Financial Statement Schedules

         Independent Auditors' Report on Supplemental Schedule, Valuation and Qualifying Accounts............        S-1

         Report of Previous Independent Auditors on Financial Statement Schedule.............................        S-2

         Schedule II-Valuation and Qualifying Accounts ......................................................        S-3

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                        TITLE
 ------                                        -----
   2.1      -    Stock Purchase and Exchange Agreement by and between the Company, Minorplanet
                 Systems PLC and Mackay Shields LLC, dated February 14, 2001 (21)

   2.2      -    Asset Purchase Agreement by and between the Company and Aether Systems, Inc.
                 dated March 15, 2002 (22)

   3.1      -    Restated Certificate of Incorporation of the Company, as amended (29)

   3.2      -    Second Amended and Restated By-Laws of the Company (20)

   4.1      -    Specimen of certificate representing Common Stock, $.01 par value, of the
                 Company (1)

   4.2      -    Indenture dated September 23, 1997 by and among the Company, HighwayMaster
                 Corporation and Texas Commerce Bank, National Association (the "Indenture") (8)

   4.3      -    First Supplemental Indenture, dated June 20, 2001, to the Indenture. (28)

   4.4      -    Pledge Agreement dated September 23, 1997, by and among the Company, Bear,
                 Stearns & Co. Inc. and Smith Barney Inc. (8)

   4.5      -    Registration Rights Agreement dated September 23, 1997, by and among the
                 Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney
                 Inc. (8)

   4.9      -    Warrant Registration Rights Agreement dated September 23, 1997, by and among the
                 Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc. (8)

   10.1     -    Registration Rights Agreement by and between the Company, Minorplanet Systems
                 PLC and Mackay Shields LLC, dated as of June 21, 2001 (23)

   10.2     -    Exclusive License and Distribution Agreement by and between Minorplanet Limited,
                 (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (20)

   10.3     -    Amended and Restated 1994 Stock Option Plan of the Company, dated February 4,
                 1994. (1) (4) (5)

   10.4     -    Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan (24)

   10.5     -    Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan (25)

   10.6     -    Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan (30)

   10.7     -    Stock Option Agreement, dated June 22, 1998, by and between the Company and John
                 Stupka (10)

   10.8     -    Product Development Agreement, dated December 21, 1995, between HighwayMaster
                 Corporation and IEX Corporation (2)(3)

   10.9     -    Software Transfer Agreement, dated April 25, 1997, between HighwayMaster
                 Corporation and Burlington Motor Carriers, Inc. (6)(7)

   10.10    -    Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and
                 Cardinal Collins Tech Center, Inc. (9)

   10.11    -    Stock Option Agreement dated November 24, 1998, by and between the Company and
                 Michael Smith. (10)

   10.12    -    Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell,
                 Nevada Bell, Southern New England Telephone and HighwayMaster Corporation
                 executed on January 13, 1999 (11)(12)

   10.13    -    Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (11)(12)

   10.14    -    Addendum to Agreement entered into between HighwayMaster Corporation and
                 International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

   10.15    -    Second Addendum to Agreement entered into between HighwayMaster Corporation and
                 International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

   10.16    -    Stock Option Agreement dated June 24, 1999, by and between the Company and J.
                 Raymond Bilbao (13)

   10.17    -    Fleet-on-Track Services Agreement entered into between GTE Telecommunications
                 Services Incorporated and HighwayMaster Corporation on May 3, 1999 (13)(14)

   10.18    -    Stock Option Agreement dated September 3, 1999, by and between the Company and
                 J. Raymond Bilbao (15)

   10.19    -    Stock Option Agreement dated September 3, 1999, by and between the Company and
                 W. Michael Smith (15)

   10.20    -    Limited Liability Company Agreement of HighwayMaster of Canada, LLC

                 executed March 3, 2000 (16)

   10.21    -    Monitoring Services Agreement dated May 25, 2000, by and between the Company and
                 Criticom International Corporation (17) (18)

   10.22    -    Commercial Lease Agreement dated April 26, 2000 by and between the Company and
                 10th Street Business Park, Ltd. (18)

   10.23    -    Stock Option Agreement dated July 18, 2001, by and between the Company and J.
                 Raymond Bilbao (19)

   10.24    -    Stock Option Agreement dated June 21, 2001, by and between the Company and J.
                 Raymond Bilbao (19)

   10.25    -    Stock Option Agreement dated July 18, 2001, by and between the Company and W.
                 Michael Smith (19)

   10.26    -    Stock Option Agreement dated June 21, 2001, by and between the Company and W.
                 Michael Smith (19)

   10.27    -    Employment Agreement, dated June 21, 2001, between J. Raymond Bilbao and the
                 Company (20)

   10.28    -    Employment Agreement, dated June 21, 2001, between W. Michael Smith and the
                 Company (20)

   10.29    -    Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC
                 Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell
                 Telephone, L.P. and the Company (27) (28)

   10.30    -    Agreement and General Release Between the Company and Todd A. Felker dated
                 October 8, 2002 (31)

   10.31    -    Agreement and Mutual Release Between the Company and Jana A. Bell dated
                 September 24, 2002 (31)

   10.32    -    Addendum dated September 26, 2002 to Exclusive Licence and Distribution
                 Agreement (32)

   10.33    -    Binding Letter Agreement by and among Minorplanet Systems USA, Inc., Minorplanet
                 Systems, PLC and Minorplanet Limited, dated August 15, 2003 (34)

   10.34    -    Stock Repurchase Option Agreement by and between Minorplanet Systems USA, Inc.
                 and The Erin Mills Investment Corporation, dated as of August 15, 2003 (34)

   10.35    -    Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (34)

   10.36    -    Anti-Dilution Agreement by and between Minorplanet Systems USA, Inc. and
                 Minorplanet Systems PLC dated October 6, 2003 (34)

   10.37    -    Variation Agreement to Exclusive License and Distribution Agreement by and
                 between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited,
                 as Licensee, dated October 6, 2003 (34)

   11.0     -    Statement Regarding Computation of Per Share Earnings (35)

   14.1     -    Code of Ethics for Senior Financial Officers approved by the
                 Board of Directors of the Company on November 7, 2003 (35)

   16.1     -    Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of
                 Regulation S-K)

   21.1     -    Subsidiaries of the Registrant (35)

   23.1     -    Independent Auditors' Consent (35)

   31.1     -    Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange
                 Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Chief Operating Officer (Principal Executive Officer)(35)

   31.2     -    Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange
                 Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting Officer (Principal Financial and Accounting
                 Officer)(35)

   32.1     -    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Chief
                 Operating Officer (Principal Executive Officer) (35)

   32.2     -    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting
                 Officer (Principal Financial and Accounting Officer) (35)

   99.1     -    Amended and Restated Audit Committee Charter approved by Audit Committee of the
                 Board of Directors of the Company on November 18, 2003 (35)

------------------------
(1) Filed in connection with the Company's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

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

(30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002.

(31) Filed in connection with the Company's Form 10-K Transition Report for the eight-month period ended August 31, 2002.

(32) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

(33) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003.

(34) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on August 27, 2003.

(35)     Filed herewith.

(b) Reports on Form 8-K. The following current reports on Form 8-K have been filed by the Company subsequent to May 31, 2003:

         1) On August 27, 2003, the Company reported under Item 5, subject to certain closing conditions, including the receipt of approval of the shareholders of Minorplanet Systems PLC ("MPUK"), the following: (a) the transfer of 42.1% of the Company's outstanding common stock from MPUK to Erin Mills Investment Corporation ("Erin Mills") pursuant to a stock purchase and sale agreement; (b) the waiver of certain approval rights by MPUK under that certain Stock Purchase & Exchange Agreement dated February 14, 2001; (c) the waiver by MPUK of $1.8 million in accrued executive consulting fees previously billed to the Company by MPUK; (d) the amendment of the Exclusive License and Distribution Agreement to grant MPUK the right to market and sell the VMI technology on a nonexclusive basis, in the Northeast region of the United States;
         (e) the granting to MPUK of certain anti-dilution rights; and (f) the agreement between the Company and Erin Mills whereby the Company is granted the option to repurchase up to 19.4 million shares of common stock of the Company from Erin Mills for nominal consideration.

         2) On October 14, 2003, the Company reported under Item 5 the closing of the transactions reported in the Form 8-K filed by the Company on August 27, 2003.

         3) On October 23, 2003, the Company reported under Item 5: (1) the Company's receipt of notice from the Nasdaq Staff indicating that: (a) the Company was not in compliance with the Nasdaq Marketplace Rule 4310(c)(4) which requires that the closing bid price of the Company's common stock be at least $1.00 per share; (b) if the Company failed to demonstrate 10 consecutive trading days whereby the minimum bid price of the Company's common stock closes at $1.00 per share or more prior to January 6, 2004, the Company's common stock would be delisted; (2) the Company's intention to effect a reverse stock split to comply with the minimum bid price rule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 25, 2003

                                   MINORPLANET SYSTEMS USA, INC.

                                   By: /s/ W. Michael Smith
                                       --------------------
                                       W. Michael Smith, Chief Operating Officer
                                       (Principal Executive Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended August 31, 2003, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

    Signature                                 Title                                       Date
/s/W. Michael Smith              Chief Operating Officer
-------------------              (Principal Executive Officer)                     November 25, 2003
W. Michael Smith

/s/Robert Gray                   Chief Accounting Officer
--------------                   (Principal Financial and Accounting Officer)      November 25, 2003
Robert Gray

/s/Michael Beverley
-------------------
Michael Beverley                 Director                                          November 25, 2003

/s/Gerry C. Quinn
-----------------
Gerry C. Quinn                   Director                                          November 25, 2003

/s/John T. Stupka
-----------------
John T. Stupka                   Director                                          November 25, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Minorplanet Systems USA, Inc.:

We have audited the accompanying consolidated balance sheets of Minorplanet Systems USA, Inc. and subsidiaries (the "Company") as of August 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year ended August 31, 2003 and the eight month period ended August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended August 31, 2003 and the eight month period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). As discussed above, the financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 3, those financial statements have been reclassified to give effect to SFAS 145. We audited the adjustments described in Note 3 that were applied to conform the 2001 and 2000 financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 3 included (1) comparing the amounts shown as "Extraordinary item" in the Company's consolidated statements of operations to the Company's underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the Extraordinary item obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

As discussed above, the financial statements of Minorplanet Systems USA, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 20, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (i) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

In our opinion, such adjustments described above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and the matter discussed above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 2003

REPORT OF PREVIOUS INDEPENDENT AUDITORS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.

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

ARTHUR ANDERSEN LLP

Dallas, Texas,
March 15, 2002

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

                                                                                     August 31,     August 31,
                                                                                       2003            2002
                                                                                     ---------      ----------
                                   ASSETS

Current assets:
  Cash and cash equivalents                                                          $   5,105      $  10,413
  Short term investments                                                                     -          7,677
  Accounts receivable, net of allowance for doubtful accounts
    of $246 and $2,843, respectively                                                     4,710          7,699
  Inventories                                                                            2,190          1,581
  Deferred product costs - current portion                                               1,600          6,149
  Other current assets                                                                   1,081          2,779
                                                                                     ---------      ---------
    Total current assets                                                                14,686         36,298
Network, equipment and software, net of accumulated depreciation
    and amortization of $22,559 and $19,619 respectively                                 3,865          6,425
Deferred product costs - non-current portion                                             2,429          1,496
License rights, net of accumulated amortization of $5,730 and $3,116,
  respectively                                                                          33,485         36,100
Other assets, net of accumulated amortization of $407 and $338, respectively             1,635          1,084
                                                                                     ---------      ---------
    Total assets                                                                     $  56,100      $  81,403
                                                                                     =========      =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $   1,703      $   2,875
  Telecommunications costs payable                                                       2,500          3,268
  Accrued interest payable                                                                 903            903
  Deferred product revenues - current portion                                            3,316          8,054
  Deferred service revenues                                                                196          6,872
  Other current liabilities                                                              5,315          5,989
                                                                                     ---------      ---------
    Total current liabilities                                                           13,933         27,961
Deferred product revenues - non-current portion                                          6,217          2,791
Senior notes payable and other notes payable, net of unamortized
    discount of $125 and $185, respectively                                             14,316         14,254
Other non-current liabilities                                                            2,144            979
                                                                                     ---------      ---------
    Total liabilities                                                                   36,610         45,985
                                                                                     ---------      ---------

Commitments and contingencies (Note 18)

Stockholders' equity:
  Common stock, $0.01 par value, 100,000,000 shares authorized; 48,424,960 shares issued and 48,349,161 shares outstanding at
    August 31, 2003 and 2002                                                               484            484
  Preferred Stock - Series E, $0.01 par value, 20,000 shares authorized;
    1 share issued and outstanding at August 31, 2003 and 2002                               -              -
  Additional paid-in capital                                                           218,601        218,509
  Accumulated deficit                                                                 (199,033)      (183,013)
  Treasury stock, 75,799 shares at August 31, 2003 and 2002 at cost                       (562)          (562)
                                                                                     ---------      ---------
    Total stockholders' equity                                                          19,490         35,418
                                                                                     ---------      ---------
    Total liabilities and stockholders' equity                                       $  56,100      $  81,403
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                    Year ended   Eight months
                                                                    August 31,  ended August 31, Year ended December 31,
                                                                    ----------  ---------------- -----------------------
                                                                       2003           2002          2001          2000
                                                                    ----------  ---------------- ----------    ---------
Revenues
  Product                                                            $   2,319     $   5,074     $  19,658     $  41,971
  Ratable product                                                        9,837         6,780         9,864        12,093
  Service                                                               32,755        30,102        47,958        48,066
                                                                     ---------     ---------     ---------     ---------
    Total revenues                                                      44,911        41,956        77,480       102,130
                                                                     ---------     ---------     ---------     ---------

Cost of revenues
  Product                                                                1,953         3,996        15,239        30,031
  Ratable product                                                        6,871         5,213         8,236        10,006
  Service                                                               17,508        16,155        26,563        30,636
  Inventory write-down to net realizable value                               -             -         4,693             -
  Provision for settlement of litigation                                     -           100         2,100             -
                                                                     ---------     ---------     ---------     ---------
    Total cost of revenues                                              26,332        25,464        56,831        70,673
                                                                     ---------     ---------     ---------     ---------

                                                                     ---------     ---------     ---------     ---------
Gross profit                                                            18,579        16,492        20,649        31,457
                                                                     ---------     ---------     ---------     ---------

Expenses:
  General and administrative                                             9,456         7,943        12,482        12,478
  Customer service                                                       3,988         3,411         7,036         7,146
  Sales and marketing                                                   11,632         8,600         4,570         4,980
  Engineering                                                            1,800         1,374         5,166         4,345
  Network services center                                                    -           461         1,753         1,512
  Depreciation and amortization                                          5,626         4,322         7,438         5,907
                                                                     ---------     ---------     ---------     ---------
                                                                        32,502        26,111        38,445        36,368
                                                                     ---------     ---------     ---------     ---------

    Operating loss                                                     (13,923)       (9,619)      (17,796)       (4,911)

Interest income                                                            447           457           501         1,371
Interest expense                                                        (2,118)       (1,411)       (7,355)      (13,368)
Other (expense) income                                                    (426)         (183)            -         1,569
Gain on recapitalization                                                     -             -        59,461             -
                                                                     ---------     ---------     ---------     ---------
    (Loss) income before income taxes and
       cumulative effect of accounting change                          (16,020)      (10,756)       34,811       (15,339)
Income tax benefit                                                           -           978             -             -
                                                                     ---------     ---------     ---------     ---------
    (Loss) income before cumulative effect of
       accounting change                                               (16,020)       (9,778)       34,811       (15,339)
Cumulative effect of accounting change                                       -             -             -        (5,206)
                                                                     ---------     ---------     ---------     ---------
    Net (loss) income                                                $ (16,020)    $  (9,778)    $  34,811     $ (20,545)
                                                                     =========     =========     =========     =========

Basic and diluted (loss) income per share:
    (Loss) income before cumulative effect of
        accounting change                                            $   (0.33)    $   (0.20)    $    1.25     $   (3.03)
    Cumulative effect of accounting change                                   -             -             -         (1.03)
                                                                     ---------     ---------     ---------     ---------
    Net (loss) income per share                                      $   (0.33)    $   (0.20)    $    1.25     $   (4.06)
                                                                     =========     =========     =========     =========

Weighted average number of shares outstanding
    Basic and diluted                                                   48,349        48,233        27,928         5,058
                                                                     =========     =========     =========     =========

Pro-forma basic and diluted (loss) per share
including effects of pending 5 for 1 reverse stock split:
    (Loss) income before cumulative effect of
        accounting change                                            $   (1.66)    $   (1.01)    $    6.23     $  (15.16)
    Cumulative effect of accounting change                                   -             -             -         (5.15)
                                                                     ---------     ---------     ---------     ---------
    Net (loss) income per share                                      $   (1.66)    $   (1.01)    $    6.23     $  (20.31)
                                                                     =========     =========     =========     =========

Pro-forma weighted average number of shares outstanding
including effects of pending 5 for 1 reverse stock split:
    Basic and diluted                                                    9,670         9,647         5,586         1,012
                                                                     =========     =========     =========     =========

          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year ended   Eight months
                                                                            August 31,  ended August 31,  Year ended December 31,
                                                                            ----------  ----------------  ----------------------
                                                                               2003           2002          2001         2000
                                                                            ----------  ----------------  --------     ---------
Cash flows from operating activities:
  Net (loss) income                                                          $(16,020)      $ (9,778)     $ 34,811     $(20,545)
  Adjustments to reconcile net loss (income) to cash used in operating activities:
     Depreciation and amortization                                              3,011          2,574         6,070        5,907
     Amortization of discount on notes payable                                     60             39           219          394
     Amortization of license rights                                             2,615          1,748         1,368            -
     Gain on recapitalization - non-cash portion                                    -              -       (56,682)           -
     Inventory write-down to net realizable value                                   -              -         4,693            -
     Provision for bad debts                                                    1,353            803         1,056        1,477
     Non-cash compensation and consulting                                          92            532             -            -
     Amortization of deferred service revenues                                 (6,595)        (5,376)
     Loss on equipment retired                                                    302              -             -            -
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                 2,780          3,615           212         (874)
     (Increase) decrease in inventory                                            (609)           477         5,610       (3,924)
     Decrease (increase) in deferred product costs                              3,616          3,054         6,477      (17,176)
     (Decrease) increase in accounts payable                                   (1,172)           358        (5,475)       5,561
     (Decrease) increase in deferred product revenues                          (1,312)        (2,491)       (7,605)      20,941
     (Decrease) increase in accrued expenses and other current liabilities       (428)        (3,638)       (4,512)         365
     Other                                                                       (755)        (2,153)        1,373          387
                                                                             --------       --------      --------     --------
          Net cash used in operating activities                               (13,062)       (10,236)      (12,385)      (7,487)
                                                                             --------       --------      --------     --------

Cash flows from investing activities:
     Additions to network, equipment, and software                               (575)        (1,251)       (1,587)      (2,600)
     Proceeds from sale of assets                                                   -          2,740             -            -
     Liquidation of pledged securities                                              -              -             -       12,705
     Decrease (increase) in short-term investments                              7,677         (3,543)       (4,134)      12,601
     Purchase of license rights                                                     -              -        (1,215)           -
                                                                             --------       --------      --------     --------
          Net cash provided by (used in) investing activities                   7,102         (2,054)       (6,936)      22,706
                                                                             --------       --------      --------     --------

Cash flows from financing activities:
     Proceeds from sale of service contract                                       758         11,510             -            -
     Proceeds from exercise of stock options                                        -            485             -          255
     Proceeds from issuance of common stock                                         -              -         9,450            -
     Payments on capital leases                                                  (106)           (47)            -            -
     Common stock repurchased                                                       -              -           (15)           -
                                                                             --------       --------      --------     --------
          Net cash provided by financing activities                               652         11,948         9,435          255
                                                                             --------       --------      --------     --------
(Decrease) increase in cash and cash equivalents                               (5,308)          (342)       (9,886)      15,474
Cash and cash equivalents, beginning of period                                 10,413         10,755        20,641        5,167
                                                                             --------       --------      --------     --------
Cash and cash equivalents, end of period                                     $  5,105       $ 10,413      $ 10,755     $ 20,641
                                                                             ========       ========      ========     ========

Supplemental cash flow information:
     Interest paid                                                           $  1,990       $    997      $  6,539     $ 12,974
                                                                             ========       ========      ========     ========
     Taxes paid                                                              $      -       $      -      $    995     $      -
                                                                             ========       ========      ========     ========

Non-cash investing and financing activities:
     Note receivable received as proceeds from sale of assets
        and service contract                                                 $      -       $ 12,000      $      -     $      -
                                                                             ========       ========      ========     ========
     Receivable held in escrow received as proceeds from sale
        of assets and service contract                                       $      -       $  1,000      $      -     $      -
                                                                             ========       ========      ========     ========
     Purchases of assets through capital leases                              $    178       $    224      $      -     $      -
                                                                             ========       ========      ========     ========
     Fair value of License Rights acquired in exchange for 28,000,000
        shares of common stock                                               $      -       $      -      $ 38,000     $      -
                                                                             ========       ========      ========     ========
     Fair Value of Senior Notes exchanged for 12,670,497 shares
        of common stock                                                      $      -       $      -      $ 20,273     $      -
                                                                             ========       ========      ========     ========

          See accompanying notes to consolidated financial statements.

                  MINORPLANET SYSTEMS USA INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except share information)

                                                       Preferred Stock      Common Stock      Common Stock - Class B  Additional
                                                       ---------------   -------------------  ----------------------    Paid-in
                                                       Shares   Amount     Shares     Amount    Shares      Amount      Capital
                                                       ---------------   -------------------  ----------------------  ----------
Stockholders' equity (deficit) at December 31, 1999     1,000        -    5,086,433       51         -           -       149,946
  Exercise of stock options                                                  41,323        -                                 255
  Conversion of Series D Preferred Stock to
     Class B Common Stock                              (1,000)       -                           1,000           -
  Net loss
                                                       ---------------   -------------------    ------------------    ----------
Stockholders' equity (deficit) at December 31, 2000         -        -    5,127,756       51     1,000           -       150,201
  Conversion of Class B Common to Common                                    320,000        3    (1,000)                       (3)
  Issuance of Series E Preferred Stock                      1        -                                           -             1
  Common Stock issued to Minorplanet UK                                  30,000,000      300                              47,625
  Common Stock issued in Note Exchange                                   12,670,497      127                              19,671
  Common Stock repurchased
  Net income
                                                       ---------------   -------------------    ------------------    ----------
Stockholders' equity at December 31, 2001                   1        -   48,118,253      481         -           -       217,495
  Exercise of stock options                                                 306,707        3                                 482
  Acceleration of vesting on stock options                                                                                   532
  Net loss
                                                       ---------------   -------------------    ------------------    ----------
Stockholders' equity at August 31, 2002                     1        -   48,424,960      484         -           -       218,509
  Issuance of stock warrants                                                                                                  92
  Net loss
                                                       ---------------   -------------------    ------------------    ----------
Stockholders' equity at August 31, 2003                     1    $   -   48,424,960   $  484         -      $    -    $  218,601
                                                       ===============   ===================    ==================    ==========

                                                       Treasury Stock
                                                       ---------------   Accumulated
                                                       Shares   Amount     Deficit       Total
                                                       ---------------   -----------   ---------
Stockholders' equity (deficit) at December 31, 1999    62,399     (547)    (187,501)     (38,051)
  Exercise of stock options                                                                  255
  Conversion of Series D Preferred Stock to                                                    -
     Class B Common Stock                                                                      -
  Net loss                                                                  (20,545)     (20,545)
                                                       ---------------   ----------    ---------
Stockholders' equity (deficit) at December 31, 2000    62,399     (547)    (208,046)     (58,341)
  Conversion of Class B Common to Common                                                       -
  Issuance of Series E Preferred Stock                                                         1
  Common Stock issued to Minorplanet UK                                                   47,925
  Common Stock issued in Note Exchange                                                    19,798
  Common Stock repurchased                             13,400      (15)                      (15)
  Net income                                                                 34,811       34,811
                                                       ---------------   ----------    ---------
Stockholders' equity at December 31, 2001              75,799     (562)    (173,235)      44,179
  Exercise of stock options                                                                  485
  Acceleration of vesting on stock options                                                   532
  Net loss                                                                   (9,778)      (9,778)
                                                       ---------------   ----------    ---------
Stockholders' equity at August 31, 2002                75,799     (562)    (183,013)      35,418
  Issuance of stock warrants                                                                  92
  Net loss                                                                  (16,020)     (16,020)
                                                       ---------------   ----------    ---------
Stockholders' equity at August 31, 2003                75,799   $ (562)  $ (199,033)   $  19,490
                                                       ===============   ==========    =========

          See accompanying notes to consolidated financial statements.

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1. LIQUIDITY AND GOING CONCERN UNCERTAINTY

         Minorplanet Systems USA, Inc., a Delaware corporation (the "Company"), has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. Net cash used in operating activities during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 was $13.1 million, $10.2 million, $12.4 million, and $7.5 million, respectively. For the year ended August 31, 2003, cash used for operating activities was primarily attributable to the ongoing Vehicle Management Information (TM) ("VMI") operations. For the eight months ended August 31, 2002, cash used for operating activities was primarily attributable to the hiring and staffing of personnel for the expansion of VMI sales to open market locations in Dallas, Houston, Atlanta and Los Angeles.

         The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need a minimum of $5 million in additional capital resources to sustain its normal operations for the next twelve months. To that end, the Company is actively seeking additional funding. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two, or otherwise. The sale of additional equity or convertible debt securities would result in additional dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company's common stock, as well as restrict the Company's operations. There can be no assurance that additional financing will be available or available on commercially acceptable terms. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company believes the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. Also, as a result of the sale to Aether Systems, Inc. ("Aether") of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 ("Series 5000") units as long as such units remain active on the Company's network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company's network until January 30, 2005.

         As of August 31, 2003, the Company had approximately 34,000 units in service with the member companies of SBC Communications, Inc. ("SBC Companies"), pursuant to the Service Vehicle Contract (the "Service Vehicle Contract" or "Contract"), which accounted for approximately 62% of the Company's installed base. In February 2003, the Company signed a one-year extension of this contract to provide mobile location and communication services to SBC service vehicles through January 30, 2004.

         Critical success factors in management's plans to achieve positive cash flow from operations include:

    -    Ability to raise additional capital resources.

    - Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is less than five percent penetrated with asset tracking and vehicle information management solutions.

    - Maintain and expand the Company's direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the

         Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

    -    Maintain and expand indirect distribution channels.

    - Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

         There can be no assurances that any of these success factors will be realized or maintained.

2. BUSINESS OVERVIEW

         The Company develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location ("AVL") market in the United States during the last half of the calendar year 2001. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit ("DCU") that continually monitors and records a vehicle's position, speed and distance traveled; (ii) a command and control center ("CCC") which receives and stores in a database information downloaded from the DCU's; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System ("GPS") location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications ("GSM") based cellular network to transmit data between the DCU's and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

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

         The Company's initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the SBC Companies under the Service Vehicle Contract. During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare(R). During the first calendar quarter of 2001, the Company began marketing and selling 20/20V(TM), a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by SAB 101 and Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Under SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to most customers of its VMI products over the contract term; therefore, in accordance with SAB

101, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery. VMI product sales are recognized ratably over the longer of the term of the customer contract or the estimated life of the customer relationship. Such terms range from one to five years. All VMI product sales proceeds are recognized under this method and are portrayed in the accompanying Consolidated Statement of Operations as "Ratable product revenues." The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions "Deferred product revenues - current portion" and "Deferred product revenues non-current portion."

         Service revenue generally commences upon product installation and customer acceptance, and is recognized ratably over the period such services are provided.

         As a result of the Sale to Aether, the Company recorded deferred service revenues totaling $12.2 million in March of 2002, which reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that initially expired in September of 2003. In July of 2003, the term of the agreement with Aether was extended through January of 2005; therefore, the $0.4 million remaining unrecognized portion of the deferred service revenue as of July 1, 2003 is now being recognized over the extension period.

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

Financial Instruments

         The Company considers all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000.

         The carrying amount of cash and short-term investments, accounts receivable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Business and Credit Concentrations

         The Company continuously monitors collections and payments from its customers and maintains a provision for estimated accounts receivable that may eventually become uncollectible based upon historical experience and specific customer information. There is no guarantee that the Company will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of accounts receivable and future operating results.

         During the twelve months ended August 31, 2003 and the eight months ended August 31, 2002, one customer and Aether Systems (see Note 5), accounted for approximately 74% and 65%, respectively, of total revenues. During the twelve months ended December 31, 2001 and 2000, one customer accounted for approximately 41% and 47%, respectively, of total revenues.

         The Company's bad debt expense as a percent of total revenues was 3.0% for the year ended August 31, 2003, 1.9% for the eight months ended August 31, 2002, and 1.4% for the years ended December 31, 2001 and 2000, respectively.

Inventories

         Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on usage history and specific identification criteria.

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

         Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

              -   significant negative industry trends,

              -   significant changes in technology,

              -   significant underutilization of the asset, and

              - significant changes in how the asset is used or is planned to be used.

Network, Equipment and Software

         Network, equipment and software are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally range from three to seven years. Maintenance and repairs are charged to operations, while renewals or betterments are capitalized.

Research and Development Costs

         The Company expenses research and development costs as incurred. During the year ended August 31, 2003 and the eight months ended August 31, 2002, the Company expensed $1,000,000 and $675,000, respectively, payable to Minorplanet UK, in research and development costs for new products that is reflected in "Engineering expenses" in the Consolidated Statements of Operations. During the years ended December 31, 2001 and 2000 the Company expensed $3,091,000 and $2,181,000, respectively, in research and development costs for new products that is reflected in "Engineering expenses" in the Consolidated Statements of Operations. The 2001 amount included $525,000 paid to Minorplanet UK.

Capitalized Software Costs

         In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 were $213,000, $0, $672,000 and $1,019,000, respectively.

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

Advertising Costs

         Advertising costs are expensed as incurred. During the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000, the Company expensed $20,000, $362,000, $633,000, and $962,000, respectively, in advertising costs that are reflected in "Sales and marketing expenses" in the Consolidated Statements of Operations.

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

Stock Based Awards

         The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense would be recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123. In accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," pro forma net (loss) income and net (loss) income per share disclosures, as if the Company recorded compensation expense based on the fair value of stock-based awards, are presented below (in thousands, except per share data):


                                                                      For the    For the Eight
                                                                     Year Ended   Months Ended    For the Year Ended
                                                                     August 31,    August 31,         December 31,
                                                                     -------------------------------------------------
                                                                       2003           2002         2001        2000
                                                                     -------------------------------------------------
Net (loss) income, as reported                                       $ (16,020)    $  (9,778)    $ 34,811    $ (20,545)
Add: Stock-based employee compensation expense
   included in reported net income                                           -           532            -            -
Deduct: Stock-based employee compensation expense
   determined under fair value based method for all awards                (692)         (798)      (2,718)        (643)
                                                                     -------------------------------------------------
Net (loss) income, pro forma                                         $ (16,712)    $ (10,044)    $ 32,093    $ (21,188)
                                                                     =================================================

Net (loss) income per share - basic and diluted    As reported       $   (0.33)    $   (0.20)    $   1.25    $   (4.06)
                                                   Pro-forma         $   (0.35)    $   (0.21)    $   1.15    $   (4.20)

         Consulting expense of $0.1 million associated with warrants issued to a consultant is included in net (loss) income, as reported for the year ended August 31, 2003 in the above table (see Note 17).

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows (there were no option grants during the eight months ended August 31, 2002).

                                    For the Year          For the Year Ended
                                  Ended August 31,           December 31,
                                  ------------------------------------------
                                        2003                2001       2000
                                  ------------------------------------------
Dividend                                  -                    -          -
Expected volatility                   96.60%               97.31%     92.31%
Risk free rate of return               3.02%                5.20%      5.89%
Expected life in years                  4.5                  6.0        6.0

Earnings Per Share

         The Company computes earnings per share in accordance SFAS No. 128, "Earnings Per Share." Net (loss) income per basic share was computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is computed using the "Treasury Stock Method." The Company's potentially dilutive securities have been excluded from the weighted average number of shares outstanding, since their effect would be anti-dilutive.

         Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected June 5, 2001, as described in Note
4. No restatement has been made for the Company's pending 5 for 1 reverse stock split that is anticipated to become effective in December of 2003.

Reporting Comprehensive Income

         The accompanying consolidated financial statements do not include any items of other comprehensive income.

Reclassification

         As a result of the implementation of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS 145"), the $59,461,000 gain previously reported by the Company for the fiscal year ended December 31, 2001 as an extraordinary item, has been reclassified as a "Gain on recapitalization" in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows.

New Accounting Standards

         In November of 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company adopted the liability and disclosure provisions of FIN 45 during the second quarter of fiscal year 2003 and such adoption did not have a material impact on its consolidated financial statements. The Company has begun disclosing product warranty commitments as required by FIN 45 in the notes of its annual and interim financial statements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. For VIEs created after January 31, 2003, the requirements are effective immediately. The provisions of FIN 46 do not have a material effect on the Company's financial position.

         In May 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF No. 00-21, "Revenue Arrangements With Multiple Deliverables" ("EITF 00-21"). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company plans to adopt EITF 00-21 during its next fiscal year and is currently evaluating the impact of EITF 00-21 on its revenue recognition policy. At this time, the Company does not anticipate the implementation of EITF 00-21 will have a material impact on the financial position of the Company.

4. STOCK SPLIT AND RECAPITALIZATION

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

         On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company's stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company ("Minorplanet UK"), and Mackay Shields LLC ("Mackay"), dated February 14, 2001 (the "Purchase Agreement"), the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. As a result of this transaction, and prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation (see Note 21), Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company's common stock, which is the sole voting security of the Company. The "License Rights" are valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflects the fair value of the common stock issued by the Company based on the market price of the Company's common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

         Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes") in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). The total principal amount of Senior Notes that remains outstanding is $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as a gain on recapitalization in the accompanying Consolidated Statements of Operations.

         The foregoing transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

5.            SALE OF ASSETS

         On March 15, 2002, the Company completed the Sale to Aether. As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether later paid cash in lieu of preferred stock for each of the three $4 million installments and all three $4 million cash installments have been received by the Company from Aether.

         Proceeds from the Sale to Aether totaled $15 million, of which $12.2 million was allocated to deferred service revenue and reflects the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The remaining proceeds were allocated to consideration for assets sold, net of transaction costs, and no gain or loss resulted from the sale. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that was initially scheduled to expire in September of 2003. In July of 2003, the term of the agreement with Aether was extended through January of 2005; therefore, the $0.4 million remaining unrecognized portion of the deferred service revenue as of July 1, 2003 is now being recognized over the extension period.

6.            CHANGE IN FISCAL YEAR END

         On May 21, 2002, the Company's Board of Directors approved changing the Company's fiscal year end to August 31st. Accordingly, the Company is presenting audited financial statements for twelve months ended August 31, 2003 and the eight-months ended August 31, 2002, the "transition period", in this Form 10-K. The following table provides unaudited condensed financial information for the same comparable periods of the prior year (in thousands except per share).

                                                        Twelve months ended                Eight months ended
                                                             August 31,                         August 31,
                                                     --------------------------         --------------------------
                                                                      Unaudited                           Unaudited
                                                       2003              2002             2002              2001
                                                       ----              ----             ----              ----
Revenues                                             $ 44,911          $ 66,770         $ 41,956          $ 52,666

Cost of revenues                                       26,332            46,368           25,464            35,928
                                                     --------          --------         --------          --------
Gross profit                                           18,579            20,402           16,492            16,738
                                                     --------          --------         --------          --------
Expenses                                               32,502            38,203           26,111            26,132
                                                     --------          --------         --------          --------
    Operating loss                                    (13,923)          (17,801)          (9,619)           (9,394)
                                                     --------          --------         --------          --------
Interest income                                           447               539              457               420
Interest expense                                       (2,118)           (2,124)          (1,411)           (6,642)
Other expense                                            (426)             (183)            (183)                -
Gain on recapitalization                                    -                 -                -            59,461
                                                     --------          --------         --------          --------
    Loss before income  taxes                         (16,020)          (19,569)         (10,756)           43,845
Income tax benefit                                          -               978              978                 -
                                                     --------          --------         --------          --------
Net (loss) income                                    $(16,020)         $(18,591)        $ (9,778)         $ 43,845
                                                     ========          ========         ========          ========

                                                     --------          --------         --------          --------
Basic and diluted (loss) income per share            $  (0.33)         $  (0.39)        $  (0.20)         $   2.48
                                                     ========          ========         ========          ========
Weighted average number of shares outstanding:
   Basic and diluted                                   48,349            48,172           48,233            17,649
                                                     ========          ========         ========          ========
Pro-forma basic and diluted (loss) per share
including effects of pending 5 for 1 reverse
stock split                                          $  (1.66)         $  (1.93)        $  (1.01)         $  12.42

Pro-forma weighted average number of shares
outstanding including effects of pending
5 for 1 reverse stock split:
   Basic and diluted                                    9,670             9,634            9,647             3,530
                                                     ========          ========         ========          ========

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

         The effect of the adoption of SAB 101 in 2000 was to increase income by approximately $1,441,000 or $0.30 per share. SAB 101 has been adopted as the cumulative effect of a change in accounting principle, effective January 1, 2000. The cumulative effect of the change as of such date resulted in an increase to the net loss recognized in 2000 of approximately $5,206,000. This has been reported as "Cumulative effect of accounting change" in the accompanying Consolidated Statement of Operations for the year ended December 31, 2000.

8.            OTHER INCOME

         "Other income" in 2000 primarily consists of the proceeds from the settlement of litigation, net of related expenses.

9.            CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments consist of the following (in thousands):

                                                                           August 31,        August 31,
                                                                             2003              2002
                                                                           ---------         ---------
Cash and commercial paper                                                   $    367          $  2,381
Money market accounts                                                          4,738             8,032
                                                                            --------          --------
            Cash and cash equivalents                                       $  5,105          $ 10,413
                                                                            ========          ========

U.S. Government and agency notes and bonds                                         -             5,786
Commercial paper                                                                   -             1,891
                                                                            --------          --------
            Short-term investments                                          $      -          $  7,677
                                                                            ========          ========

10.           INVENTORIES

         Inventories consist of the following (in thousands):

                                                                       August 31,        August 31,
                                                                          2003              2002
                                                                       ---------         ---------
Complete systems                                                        $   1,507         $    886
Component parts                                                               683              695
                                                                        ---------         --------
                                                                        $   2,190         $  1,581
                                                                        =========         ========

         During the year ended December 31, 2001, the Company recorded an inventory write-down of $4.7 million for excess inventory associated with certain circuit boards used in the manufacture of the TrackWare and 20/20V product lines. The TrackWare product line was designed to more efficiently utilize trailer assets. Due to the economic downturn, trucking companies had an excess of trailers in their fleets; thus, utilization of these assets was not an issue for many trucking companies, and management believed that significant demand for the TrackWare product would not increase in the near term. In addition, the Company announced the launch of 20/20V in March of 2001; however, by December of 2001, the Company had not incurred any significant sales from this product.

11.           LICENSE RIGHTS

         As part of the Recapitalization, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet UK's VMI technology in the United States, Canada and Mexico. The license covers rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company's evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license rights are being amortized over a 15-year life. As of August 31, 2003, the unamortized value of the license rights was $33,485,000, which is net of $5,730,000 accumulated amortization. Amortization of the license rights charged to expense during the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001 was $2,615,000, $1,748,000 and $1,368,000, respectively.

12.           NETWORK, EQUIPMENT, AND SOFTWARE

Network, equipment and software consist of the following (in thousands):

                                                                       August 31,        August 31,
                                                                         2003              2002
                                                                       ---------         ---------
Network service center                                                  $  15,529         $ 15,508
Computers, office equipment, and leasehold improvements                     5,718            5,585
Machinery and equipment                                                     1,822            1,811
Software                                                                    3,355            3,140
                                                                        ---------         --------
                                                                           26,424           26,044
Less:  accumulated depreciation and amortization                          (22,559)         (19,619)
                                                                        ---------         --------
                                                                        $   3,865         $  6,425
                                                                        =========         ========

         Total depreciation and amortization expense charged to operations during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 was $3,011,000, $2,574,000,
$5,854,000, and $5,455,000, respectively.

         As of August 31, 2003 and August 31, 2002, the unamortized portion of software costs was $476,000 and $835,000, respectively. Amortization of such costs charged to expense during the twelve months ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 was $575,000, $727,000, $1,568,000, and $1,191,000, respectively. Such costs are included in "Depreciation and amortization" on the Company's Consolidated Statements of Operations.

13.           OTHER ASSETS

         During 2002, the Company began providing lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer's credit risk.

         The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company's revenue recognition policy. The components of the net investment in sales-type leases, contained within Other current assets and Other assets on the Company's Consolidated Balance Sheets are as follows (in thousands):

                                                             August 31,       August 31,
                                                                2003             2002
                                                             ---------        ---------
Minimum lease payments receivable                             $   2,924        $ 1,393
Less:  Allowance for uncollectibles                                (452)          (189)
                                                              ---------        -------
                                                                  2,472          1,204
                                                              ---------        -------
Less:  Unearned interest income                                    (827)          (464)
                                                              ---------        -------
Net investment in sales-type leases                           $   1,645        $   740
                                                              =========        =======

         The long-term portion of the Net investment in sales-type leases at August 31, 2003 and 2002 was $1,351,000 and $608,000, respectively.

         Total minimum lease payments receivable on sales-type leases as of August 31, 2003 are as follows (in thousands):

         Fiscal Year Ending August 31,

2004                                                   $     775
2005                                                         755
2006                                                         694
2007                                                         558
2008                                                         142
                                                       ---------
   Total minimum lease payments receivable             $   2,924
                                                       =========

         Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of August 31, 2003 are as follows (in thousands):

Fiscal Year Ending August 31,

2004                                          $    210
2005                                               191
2006                                                87
2007                                                27
                                              --------
   Total minimum rental payments              $    515
                                              ========

         Equipment held under operating leases as of August 31, 2003 and August 31, 2002 was $403,000 and $554,000, respectively, net of $80,000 and $36,000 accumulated depreciation, respectively.

         Other assets on the Company's balance sheet also include prepaid expenses, miscellaneous receivables, and debt issue costs related to the issuance of the Senior Notes, net of accumulated amortization. Such costs are amortized over the term of the related debt. As of August 31, 2002, other assets also included a deferred asset associated with the Company's related party liability under a consulting agreement with Minorplanet Limited (see Note 19 ).

14.           OTHER CURRENT LIABILITIES

Other current liabilities consist of the following (in thousands):

                                                                        August 31,       August 31,
                                                                          2003             2002
                                                                        ---------        ---------
Accrued warranty costs                                                   $    211         $    392
Accounts payable - related party                                              553            1,329
Property, franchise, and other taxes payable                                  733              777
Provision for settlement of litigation                                      1,681            1,681
Other                                                                       2,137            1,810
                                                                         --------         --------
                                                                         $  5,315         $  5,989
                                                                         ========         ========

Compromise Settlement Agreement

         During the first calendar quarter of 2001, the outsource manufacturer (the "Vendor") that supplied substantially all of the Company's finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity as the manufacturer of the Company's products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the Vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The Vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The Company recorded a provision of $2.1 million during 2001 and an additional $0.1 million during the eight months ended August 31, 2002 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million had been paid as of August 31, 2003.

         On April 4, 2003, the Company and the Vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the Vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company's obligation to make the final $1.7 million payment to the Vendor under the Compromise Settlement Agreement. Specifically, the Company will issue to the Vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the Vendor for the remaining $1.7 million payable under the Compromise Settlement Agreement. The Company will take delivery of the initial lot of 500 units within 30 days of the Company's approval of the Vendor's first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500-unit lot is due upon receipt of each shipment. As of August 31, 2003, the Company had not approved the Vendor's first production article.

15.           SENIOR NOTES AND OTHER NOTES PAYABLE

Senior Notes

         On September 23, 1997, the Company issued 125,000 Units comprised of $125,000,000 of 13.75% Senior Notes due September 15, 2005 and warrants to purchase 164,150 shares of common stock at $48.13 per share. Of the gross proceeds, $120,814,000 was allocated to the Senior Notes and $4,186,000 was allocated to the warrants. Interest is payable on the Senior Notes semi-annually on March 15 and September 15. The Company used a portion of the proceeds from the issuance of the Units to purchase a portfolio of U. S. Government securities that provided funds sufficient to pay in full when due the scheduled interest payments on the Senior Notes through September 15, 2000. The Indenture for the Senior Notes contained certain covenants that, among other things, limited the ability of the Company to incur additional indebtedness, pay dividends or make other distributions, repurchase any capital stock or subordinated indebtedness, make certain investments, create certain liens, enter into certain transactions with affiliates, sell assets, enter into certain mergers and consolidations, or enter into sale and leaseback transactions.

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

         At August 31, 2003, the $14,333,000 of Senior Notes outstanding was recorded at the accreted value of $14,208,000. The Senior Notes have an effective interest rate of 14.1%.

         The fair value of the Senior Notes was less than their carrying amount at August 31, 2003 and August 31, 2002. The principal amount of the Senior Notes is $1,000 per individual Senior Note. The Senior Notes are publicly traded but purchases and sales of the Senior Notes are infrequent.

Other notes payable

         At August 31, 2003 and 2002 the Company leased computer equipment under capital leases in the gross amount of $408,000 and $227,000. This equipment is included in "Network, equipment, and software" in the

Company's Consolidated Balance Sheets net of accumulated depreciation of $155,000 and $50,000 at August 2003 and 2002, respectively.

         The following is a schedule of the Company's future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2003 (in thousands).


         Fiscal year ending August 31,

                                      2004               $    158
                                      2005                     91
                                      2006                     22
                                      2007                      -
                                      2008                      -
                                                         --------
Total minimum lease payments                                  271
                                                         --------

Less: amount representing interest                            (21)

                                                         --------
Present value of net minimum lease payments              $    250
                                                         ========

         The current portion of the present value of net minimum lease payments of $142,000 is included in "Other current liabilities" and the long-term portion of $108,000 is included in "other notes payable" on the Company's Consolidated Balance Sheets at August 31, 2003.

16.           INCOME TAXES

The components of the income tax provision are as follows (in thousands).

                                      Twelve months      Eight months
                                     ended August 31,   ended August 31,         Year ended December 31,
                                           2003               2002                2001             2000
                                     ---------------    ---------------          ------------------------
 Current:
      Federal                           $                 $     (978)            $     -         $      -
      State                                     -                  -                   -                -
                                        ---------         ----------             -------         --------
                                                -               (978)                  -                -
 Deferred:
      Federal                                   -                  -                   -                -
      State                                     -                  -                   -                -
                                        ---------         ----------             -------         --------
                                                -                  -                   -                -
 Income Tax Expense (Benefit)           $       -         $     (978)            $     -         $      -
                                        =========         ==========             =======         ========

         During the year ended December 31, 2001, the Company paid $978,000 to the Internal Revenue Service for alternative minimum tax purposes. The $978,000 payment was reflected as an expense in 2001 and was netted against the gain on recapitalization (See Note 4). During the eight month period ended August 31, 2002, a new tax law was enacted that changed certain aspects of the alternative minimum tax. As a result of a tax law change, the Company did not owe any federal taxes to the Internal Revenue Service for the year ended December 31, 2001. As of August 31, 2002, the Company recorded a receivable for these taxes and reflected the $978,000 as a current year income tax benefit on the Company's Consolidated Statement of Operations. The $978,000 was refunded and received by the Company during the year ended August 31, 2003.

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

                                                     August 31,        August 31,
                                                       2003              2002
                                                     ---------         ---------
Deferred tax assets:
     Deferred revenue                                   2,247              3,425
     Allowance for doubtful accounts                      238              1,031
     Other accrued liabilities                          1,899              1,146
     Inventory reserves                                   115                102
     Intangible assets                                    498                958
     Net operating loss carryforwards                  60,174             53,550
                                                       ------             ------
     Gross deferred tax assets                         65,171             60,212
     Valuation allowance                              (64,100)           (58,706)
                                                     --------          ---------
     Net deferred tax assets                            1,071              1,506
Deferred tax liabilities:
     Depreciation                                      (1,071)            (1,506)
                                                     --------          ---------
     Gross deferred tax liabilities                    (1,071)            (1,506)
                                                     --------          ---------
Net deferred tax asset                               $      -          $       -
                                                     ========          =========

         There was a net increase in the valuation allowance of $5,394,000 during the year ended August 31, 2003.

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below (in thousands).

                                          Year ended      Eight Months
                                           August 31,    Ended August 31,   Year  Ended December 31,
                                             2003             2002           2001            2000
                                          ----------     ---------------    -----------------------
Income tax at federal statutory rate        $(5,416)        $(3,657)        $(8,381)        $(6,985)
Valuation allowance                           5,394           2,796           8,458           6,851
Other                                            22            (117)            (77)            134
                                            -------         -------         -------         -------
       Provision for income taxes           $     -         $  (978)        $     -         $     -
                                            =======         =======         =======         =======

         At August 31, 2003, the Company had net operating loss carryforwards aggregating approximately $177 million, that expire in various years between 2008 and 2023. The utilization of these net operating losses will be limited pursuant to Internal Revenue Code Section 382 and may cause some amount of the carryforwards to expire unutilized.

17.           STOCKHOLDERS' EQUITY INSTRUMENTS AND RELATED MATTERS

Common Stock

         On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, par value $0.01. As of August 31, 2003 and August 31, 2002, 48,424,960 shares of common stock were issued and outstanding.

Series E Preferred Stock

         On June 5, 2001, the Company authorized the issuance of 20,000 shares of Series E Preferred Stock, par value $0.01, and issued one share of Series E Preferred Stock. The Series E Preferred Stock has a liquidation preference of $1,000 per share and is entitled to the payment of annual dividends at the rate of 7% per share. The Series E Preferred Stock does not have any voting, conversion or preemptive rights. One share of Series E Preferred Stock was issued and outstanding at August 31, 2003 and August 31, 2002.

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

         Each outstanding share of Class B Common Stock was convertible into 320 shares of Common Stock at the option of SBC. The Class B Common Stock was entitled to receive dividends and liquidating distributions in an amount equal to the dividends and liquidating distributions payable on or in respect of the number of shares of Common Stock into which such shares of Class B Common Stock were then convertible. The holders of Common Stock and Class B Common Stock generally had identical voting rights, with the holders of Class B Common Stock being entitled to a number of votes equal to the number of shares of Common Stock into which the shares of Class B Common Stock held by them were then convertible. In addition, the holders of Class B Common Stock were entitled to elect one director of the Company (or two directors if SBC and its affiliates beneficially owned at least 20% of the outstanding shares of Common Stock on a fully diluted basis) and would have the right to approve certain actions on the part of the Company. On June 4, 2001, SBC converted its Class B Common Stock to 320,000 shares of common stock. In connection with the consummation of the June 21, 2001 Purchase Agreement, the Company restated its Certificate of Incorporation eliminating the Class B Common Stock.

         SBC held warrants that entitled SBC to purchase (i) 600,000 shares of Common Stock at an exercise price of $70.00 per share and (ii) 400,000 shares of Common Stock at an exercise price of $90.00 per share. The warrants expired unexercised on September 27, 2001.

Equity Compensation Plan and Other

         The following table summarizes information about the company's equity compensation plans at August 31, 2003:

                                                                                                      (c)
                                                                                              Number of securities
                                               (a)                     (b)                   remaining available for
                                   Number of securities to be    Weighted average             future issuance under
                                    issued upon exercise of      exercise price of          equity compensation plans
                                     outstanding options,       outstanding options,          (excluding securities
        Plan Category                 warrants and rights       warrants, and rights         reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders             1,628,904               $      1.41                      4,646,642
Equity compensation plans not
  approved by security holders               302,360                      1.71                              -
                                           ------------------------------------------------------------------
                                           1,931,264               $      1.45                      4,646,642
                                           ==================================================================

         Pursuant to a 1994 Stock Option Plan, as amended (the "Plan"), options may be granted to employees for the purchase of an aggregate of up to 7,208,000 shares of the Company's common stock. The Plan requires that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option is granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Plan. Generally, options granted under the Plan vest 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants and expire six years from the date of grant. A summary of the changes in the Company's Plan is presented below:

                                             Year ended           Eight months ended       Year ended             Year ended
                                           August 31, 2003         August 31, 2002      December 31, 2001      December 31, 2000
                                         ----------------------------------------------------------------------------------------
                                                     Weighted                Weighted               Weighted             Weighted
                                                     Average                  Average               Average              Average
                                                     Exercise                Exercise               Exercise             Exercise
                                           Shares     Price       Shares      Price      Shares      Price      Shares     Price
                                         ----------------------------------------------------------------------------------------
Outstanding at beginning of period        2,577,664   $ 1.59     3,805,829   $   1.59     330,924   $ 1.38      341,464    $ 1.36
Granted                                     400,000     0.80             -          -   3,670,316     1.61       63,900      1.51
Exercised                                         -        -      (306,707)      1.58           -        -      (41,323)     1.23
Forfeited or expired                     (1,348,760)    1.58      (921,458)      1.60    (195,411)    1.48      (33,117)     1.58
                                         ----------------------------------------------------------------------------------------
Outstanding at end of period              1,628,904   $ 1.41     2,577,664   $   1.59   3,805,829   $ 1.59      330,924    $ 1.38
                                         ========================================================================================
Options exercisable at end of period        162,834   $ 1.61       923,034   $   1.57     283,212   $ 1.46      153,189    $ 1.32
                                         ========================================================================================
Weighted average fair value of
  options granted during the period               -   $ 0.57             -   $      -           -   $ 1.28            -    $ 1.18
                                         ========================================================================================

The following table summarizes information about stock options outstanding under the Plan at August 31, 2003:

                                             Options Outstanding                         Options Exercisable
                              ------------------------------------------------------------------------------------
                              Number of    Weighted Average     Weighted Average     Number of    Weighted Average
Range of Option Price          Options      Remaining Life       Exercise Price       Options      Exercise Price
------------------------------------------------------------------------------------------------------------------
  $0.80 to $1.19                401,300          5.4                 $  0.80            1,300        $    1.19
  $1.41 to $1.78              1,224,204          3.7                    1.60          158,814             1.60
     $2.03                        3,400          2.3                    2.03            2,720             2.03
                              ------------------------------------------------------------------------------------
                              1,628,904          4.1                 $  1.41          162,834        $    1.61
                              ====================================================================================

         On June 1, 2003, the Company granted warrants to a consultant for the purchase of 75,000, 125,000, and 100,000 shares of common stock at exercise prices of $0.70, $1.40, and $2.80 per share, respectively. All these warrants are exercisable as of August 31, 2003 and the warrants expire on June 1, 2007. The Company applied SFAS No 123 in accounting for these warrants and consulting expense in the amount of $0.1 million was recorded and is reflected in the Company's Consolidated Statements of Operations.

         Effective March 15, 2002, two of the Company's executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002 (see Note 5). As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in a new measurement date. The stock options no longer qualified for treatment under APB Opinion No. 25; therefore, in accordance with SFAS No. 123, compensation expense in the amount of $0.5 million was recorded and is reflected in the Company's Consolidated Statements of Operations.

         A director of the Company holds options granted on June 22, 1998 outside of the Plan to purchase 760 shares of common stock of the Company at a price of $2.50 per share. All of these options are exercisable at August 31, 2003. The Company applied APB Opinion No. 25 in accounting for these options and therefore no compensation cost associated with the issuance of these options has been recognized. The options expire six years from the date of grant.

         The Company granted warrants to a consultant for the purchase of 1,600 shares of common stock at a price of $5.63 per share on March 31, 2000. The Company applied SFAS No 123 in accounting for these warrants; however, no compensation expense was recorded as the fair value of the warrants was not material. All of these warrants are exercisable at August 31, 2003 and the warrants have no expiration date.

Retirement Plan

         The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the "Retirement Plan") covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Retirement Plan to include a mandatory employer matching. Matching contributions during the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 were $96,000, $114,100, $236,000 and
$220,000 respectively.

18.      COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain office facilities and furniture and equipment under non-cancelable operating leases, with expirations through 2008. The future minimum lease payments associated with such leases for the fiscal years ending August 31 are as follows (in thousands).

2004             $  2,004
2005                1,515
2006                1,083
2007                1,083
2008                  902
                 --------
                 $  6,587
                 ========

         During the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000, total rent expense charged to operating expenses, net of sub-lease rentals, was approximately $3,362,000, $2,226,000, $1,423,000, and $1,322,000, respectively. Sublease rentals for the same periods were approximately $328,000, $275,000, $274,000, and $249,000.

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

                                                                For the             For the Eight
                                                               Year Ended           Months Ended
                                                             August 31, 2003       August 31, 2002
Warranty product liability at beginning of period              $       491            $    626
Accruals for product warranties issued                                 371                 386
Product replacements                                                  (173)               (973)
Adjustments to pre-existing warranty estimates                        (175)                452
                                                               -----------            --------
Warranty product liability at end of period                    $       514            $    491
                                                               ===========            ========

         The long-term portion of the warranty product liability at August 31, 2003 and 2002 was $303,000 and $99,000, respectively.

19.           RELATED PARTY TRANSACTIONS

         As of August 31, 2003 and 2002, Minorplanet UK owned 62 percent of the Company's outstanding common stock and thus controlled the Company. On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company's outstanding common stock to Erin Mills Investment Corporation, ending Minorplanet UK's majority ownership position in the Company (see Note 21). Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

                                                For the Year        For the Eight Months         For the Year
                                              Ended August 31,        Ended August 31,        Ended December 31,
                                                   2003                     2002                     2001
                                              ----------------      --------------------      ------------------
Research and development costs                   $   1,000               $    667                 $    525
Contract service expenses                            2,719                    641                        -
Inventory and other purchases                          146                      -                        -
                                                 ---------               --------                 --------
                                                 $   3,865               $  1,308                 $    525
                                                 =========               ========                 ========

                                              As of August 31,        As of August 31,
                                                   2003                     2002
                                              ----------------        ----------------
Other current assets                             $      -                $    794
Other current liabilities                        $    553                $    248
Other non-current liabilities                    $  1,760                $    880

         The Company currently pays Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The research and development costs in the above table represent the annual $1.0 million fee for the year ended August 31, 2003, as well as the pro-rated annual fee for the eight months ended August 31, 2002 and the six months, after the Recapitalization, ended December 31, 2001, respectively.

         On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1,760,000 unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 and 2002, liabilities for $1,760,000 and $880,000, respectively, payable to Minorplanet Limited were included on the Company's Consolidated Balance Sheets under "Other non-current liabilities." On October 6, 2003, Minorplanet UK forever waived and discharged the $1,760,000 executive consulting fees owed by the Company to Minorplanet UK (see Note 21).

         A deferred asset associated with the initial executive sales and marketing consulting services agreement in the amount of $794,000, which was net of $86,000 amortization, was reflected in "Other current assets" on the Company's Consolidated Balance Sheets as of August 31, 2002. This deferred asset was subsequently amortized to expense during the three months ended November 30, 2002 and is included in contract services expenses in the above table. Other current liabilities in the above table primarily include the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of August 31, 2003 and 2002.

         Prior to the consummation of the Recapitalization, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the shareholder agreement executed upon its purchase of the Company's common stock. As a result of the Recapitalization, such control provisions were eliminated, and SBC Wireless LLC is no longer a related party.

         Certain affiliates of SBC Wireless LLC, which are wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. ("SBC") is a lead venturer, serve as customers of and vendors to the Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as "administrative carrier" and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company's provision of its services. Sales to these affiliated companies of SBC for the twelve months ended December 31, 2000, and the six months ended June 30, 2001, the periods when it was a related party, are summarized below (in thousands).

                                 2001                   2000
                              ----------            ----------
Revenues                      $   15,331            $   47,713

20.           SEGMENT REPORTING

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

         During the third quarter of 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the automatic vehicle location marketplace in the United States. During 2001, the Company focused its efforts on development of a business plan and staffing and training of personnel to execute the business plan beginning in January 2002. During this development period, the Company did not produce discrete VMI income statement or balance sheet information. Therefore, one segment was presented in 2001. During the eight-month transition period ended August 31, 2002, the Company began executing the business plan and producing discrete income statement and balance sheet financial information for review by management. As a result, two segments are disclosed below, and the Company has restated the corresponding items of segment financial information for 2001.

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

         Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the service vehicle contract. Prior to the Sale to Aether on March 15, 2002, the Company also sold mobile asset tracking solutions with its trailer-tracking products, TrackWare(R) and 20/20V(TM). These products use the Company's Network Service Center to relay voice and messages between the mobile units and the customer's dispatchers.

         On March 15, 2002, the Company completed the Sale to Aether of certain assets and licenses related to the Company's long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (see Note 5).

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Operating expenses are allocated to each segment based on management's estimate of the utilization of resources by each segment. The following tables set forth segment financial information (in thousands).

                                                                         Twelve Months Ended August 31, 2003
                                                                     NSC Systems        VMI          Consolidated
                                                                     -----------     ---------       ------------
Revenues                                                              $  39,854      $   5,057        $   44,911
Operating income (loss)                                                  11,029        (24,952)          (13,923)
Interest expense                                                          2,118              -             2,118
Interest income                                                             117            330               447
Depreciation and amortization                                             2,803          2,823             5,626
Net income (loss)                                                         8,918        (24,938)          (16,020)
Total assets                                                             12,998         43,102            56,100
Capital expenditures                                                        344            231               575
Other significant non-cash items:
  Purchases of assets through capital leases                                178              -               178

                                                                          Eight Months Ended August 31, 2002
                                                                     NSC Systems        VMI         Consolidated
                                                                     -----------     ---------      ------------
Revenues                                                               $ 40,786       $   1,170       $ 41,956
Operating income (loss)                                                   7,657         (17,276)        (9,619)
Interest expense                                                          1,411               -          1,411
Interest income                                                             347             110            457
Depreciation and amortization                                             2,503           1,819          4,322
Income tax benefit                                                          978               -            978
Net income (loss)                                                         7,388         (17,166)        (9,778)
Total assets                                                             38,665          42,738         81,403
Capital expenditures                                                        966             285          1,251
Other significant non-cash items:
  Note receivable received as proceeds from sale of assets
     and service contract                                                12,000               -         12,000
  Receivable held in escrow received as proceeds from sale of
     assets and service contract                                          1,000               -          1,000
  Purchases of assets through capital leases                                224               -            224

                                                                        Twelve Months Ended December 31, 2001
                                                                     NSC Systems        VMI         Consolidated
                                                                     -----------     ---------      ------------
Revenues                                                               $ 77,349       $    131        $  77,480
Operating loss                                                          (12,549)        (5,247)         (17,796)
Interest expense                                                          7,355              -            7,355
Interest income                                                             501              -              501
Depreciation and amortization                                             6,068          1,370            7,438
Gain on recapitalization, net                                            59,461              -           59,461
Net income (loss)                                                        40,058         (5,247)          34,811
Total assets                                                             48,255         39,342           87,597
Capital expenditures                                                      1,478            109            1,587
Other significant non-cash items:
  Fair Value of License Rights acquired in exchange for
      28,000,000 shares of common stock                                       -         38,000           38,000
  Principal amount of Senior Notes exchanged for 12,670,497
      shares of common stock                                             20,273              -           20,273

         During the twelve months ended August 31, 2003 and the eight months ended August 31, 2002, Aether Systems (see Note 5) and one other customer within the NSC Systems segment, accounted for approximately 74% and 65%, respectively, of total revenues. During the twelve months ended December 31, 2001 and 2000, one customer within the NSC Systems segment accounted for approximately 41% and 47%, respectively, of total revenues.

21.           SUBSEQUENT EVENTS

End of Majority Ownership by Minorplanet UK

         On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 20.4 million shares) of the Company's outstanding common shares beneficially owned by Minorplanet UK to Erin Mills, ending Minorplanet UK's majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 22.2 million shares) of the Company's outstanding common stock, while Minorplanet UK retains 19.9 percent (approximately 9.6 million shares) of the Company's outstanding common stock.

         In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 19.4 million shares of the Company's common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company's board of directors.

         In addition, concurrently with these transactions, the Company also reached the following agreements with Minorplanet UK:

      - Minorplanet UK irrevocably waived the approval rights granted to the Minorplanet UK Directors set forth above, including the right to appoint members to the Company's board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company's bylaws;

      - Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

      - The exclusive License and Distribution Agreement, which grants to the Company's United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

      - Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company's stock on the date of subscription or (ii)
         19.9 percent of the Company's issued and outstanding common stock.

      See the Form 8-K's filed by the Company on August 27, 2003 and October 14, 2003 respectively which contain additional information.

Nasdaq Listing Notice

         On October 8, 2003, the Company received notice from the Nasdaq Staff stating that the Company is not in compliance with Marketplace Rule 4310(c)(4), which requires the closing bid price of the Company's common stock to be at least $1.00 per share. As Nasdaq has previously granted two 180-day extensions, the Company was given 90 additional calendar days, or until January 6, 2004, to demonstrate 10 consecutive trading days whereby the minimum bid price for the Company's common stock closes at $1.00 per share or more. If the Company fails to demonstrate compliance with this minimum bid price requirement for 10 consecutive trading days on or before January 6, 2004, the Nasdaq Staff will issue a written notification to the Company delisting the Company's common stock from the Nasdaq SmallCap Market. At such time, the Company may appeal the Nasdaq Staff's determination with the Nasdaq Listing Qualifications Panel, which stays the effectiveness of the delisting pending a hearing with the Nasdaq Listing Qualifications Panel. There can be no assurance that the Nasdaq Listing Qualifications Panel will reverse the Staff's decision to delist the Company's securities. The Company intends to effect a reverse stock split which it anticipates will bring the Company into compliance with the minimum bid closing price requirement.

         On October 9, 2003, the Company's board of directors approved the amendment of Article IV of the Company's certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company's outstanding common stock. The amendment will reduce the number of issued and outstanding shares of the Company's common stock by approximately 4/5, with each 5 shares of common stock currently outstanding, referred to as "old common stock," becoming 1 share of "new common stock." Further, each option to purchase 5 shares of the Company's common stock under the Company's 1994 stock option plan will become the option to purchase 1 share of its common stock.

         Effective November 7, 2003, Mackay Shields LLC ("Mackay") and Erin Mills Investment Corporation ("Erin Mills"), stockholders collectively holding more than 50% of the Company's outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company's common stock, respectively, which is approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company's common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

         The reverse split will be effected approximately 21 days after the mailing of an Information Statement on Schedule 14C to stockholders of record as of November 7, 2003. On November 12, 2003, the Company filed a Definitive Information Statement on Schedule 14C with the SEC, and mailed the Information Statement to stockholders of record.

         If the closing bid price for the Company's common stock remains below $1.00 per share and it is no longer listed on the Nasdaq SmallCap Market, the Company's common stock may be deemed to be penny stock. If the Company's common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company's securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

         - sales commissions payable to both the broker-dealer and the registered representative; and

         -    current quotations for the securities.

         Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stocks. This could have a material and adverse effect on the market for the Company's common stock, and the ability of stockholders to sell shares.

         The principal effect of the reverse stock split will be to decrease the number of shares of common stock that will be outstanding from approximately 48,349,161 to approximately 9,669,832 shares. In addition, the board of directors will take appropriate action to adjust proportionately the number of shares of common stock issuable upon exercise of outstanding options under the 1994 stock option plan to reflect the reverse stock split. All of the Company's outstanding warrants will be automatically adjusted to reflect the reverse stock split. As a result, following the effective date, the number of shares of common stock issuable upon the exercise of outstanding options under the 1994 stock option plan will be reduced from approximately 1,627,424 shares to approximately 325,484 shares.

         The Company's board of directors believes that the reverse stock split is likely to result in the bid price of its common stock rising above the $1.00 minimum bid price requirement, thereby permitting the continued listing of its common stock on the Nasdaq SmallCap Market. However, there can be no assurance that the market price of the Company's common stock will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split or that the market price of the Company's common stock will rise or remain above $1.00 after the one-for-five reverse stock split. Failure to maintain the Nasdaq SmallCap Market listing may adversely affect the Company's ability to raise additional capital to continue operations which would have a material adverse affect on the Company's business, financial condition and results of operations.

22.           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Unaudited condensed quarterly results of operations for the year ended August 31, 2003, the eight months ended August 31, 2002, and the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share amounts). Due to the change in fiscal year end (see Note 6), results for the short two-month period ending August 31, 2002 are also presented below. No restatement has been made for the Company's pending 5 for 1 reverse stock split that is anticipated to become effective in December of 2003.

                                                                 First         Second           Third         Fourth
                        2003                                    Quarter        Quarter         Quarter       Quarter
                        ----                                    -------        -------         -------       -------
Total revenues                                                 $ 13,629       $ 12,045        $  10,892      $ 8,346
Gross profit                                                      5,595          5,200            4,584        3,201
Operating loss                                                   (3,956)        (3,880)          (2,739)      (3,349)
Net loss                                                         (4,473)        (4,404)          (3,228)      (3,915)

Basic and diluted loss per share                               $  (0.09)      $  (0.09)       $   (0.07)     $ (0.08)
Weighted average shares outstanding:
         Basic and diluted                                       48,349         48,349           48,349       48,349

                                                                                             Two Months
                                                                 First         Second          Ending
                   2002                                         Quarter        Quarter        August 31,
                   ----                                         -------        -------        ----------
Total revenues                                                 $ 14,982       $ 15,621        $  11,353
Gross profit                                                      6,520          6,093            3,879
Operating loss                                                   (3,991)        (3,098)          (2,530)
Loss before income tax benefit                                   (4,425)        (3,515)          (2,816)
Income tax benefit                                                    -              -              978
Net loss                                                         (4,425)        (3,515)          (1,838)

Basic and diluted loss per share                               $  (0.09)      $  (0.07)       $   (0.04)
Weighted average shares outstanding:
         Basic and diluted                                       48,057         48,328           48,349

                                                                 First         Second           Third        Fourth
                        2001                                    Quarter        Quarter         Quarter       Quarter
                        ----                                    -------        -------         -------       -------
Total revenues                                                 $ 22,436       $ 17,212        $  19,472      $18,360
Gross profit                                                      7,640          4,475            6,646        1,888
Operating loss                                                   (2,423)        (5,874)          (1,996)      (7,503)
Net (loss) income                                                (5,582)        50,762           (2,406)      (7,963)

Basic and diluted (loss) income per share                      $  (1.10)      $   5.15        $   (0.05)     $ (0.17)
Weighted average shares outstanding:
         Basic and diluted                                        5,065          9,849           48,056       48,047

                                                                 First         Second           Third         Fourth
                        2000                                    Quarter        Quarter         Quarter       Quarter
                        ----                                    -------        -------         -------       -------
Total revenues                                                 $ 16,312       $ 26,257        $  29,780      $29,781
Gross profit                                                      5,944          8,955            9,461        7,097
Operating (loss) income                                          (1,793)           (27)             492       (3,583)
Loss before cumulative effect of accounting change               (4,466)        (3,003)          (2,588)      (5,282)
Cumulative effect of accounting change                           (5,206)             -                -            -
Net loss                                                         (9,672)        (3,003)          (2,588)      (5,282)
Basic and diluted loss per share:
         Before cumulative effect of accounting change         $  (0.89)      $  (0.59)       $   (0.51)     $ (1.04)
         Cumulative effect of accounting change                $  (1.03)      $      -        $       -      $     -
         Basic and diluted loss per share                      $  (1.92)      $  (0.59)       $   (0.51)     $ (1.04)
Weighted average shares outstanding                               5,038          5,064            5,065        5,065

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Minorplanet Systems USA, Inc.
Dallas, Texas

We have audited the consolidated financial statements of Minorplanet Systems USA, Inc. (the "Company") as of August 31, 2003 and 2002, and for the year ended August 31, 2003 and the eight month period ended August 31, 2002, and have issued our report thereon dated November 7, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the Company's ability to continue as a going concern, the adoption of SFAS No. 145, and the application of procedures relating to certain reclassifications and disclosures of financial statement amounts related to the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations); such financial statements and report are included in the Annual Report on Form 10-K. Our audit also included the 2003 and 2002 financial statement schedule of Minorplanet Systems USA, Inc. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedule for the years ended December 31, 2001 and 2000 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated March 15, 2002, that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole (prior to the reclassifications and disclosures referred to above), presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 2003

REPORT OF PREVIOUS INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP ("ANDERSEN") IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
March 15, 2002

                                   SCHEDULE II

                 MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                ($ IN THOUSANDS)

                                                                  Additions
                                                  Balance at      Charged to
                                                 Beginning of      Costs and                      Balance at
           Description                              Period         Expenses     Deductions      End of Period
           -----------                           ------------     ----------    ----------      -------------
Year ended December 31, 2000
    Allowance for doubtful accounts
        Accounts receivable                          7,448           1,477         (1,620)          7,305
    Warranty reserve                                 3,933           1,208         (3,672)          1,469
    Valuation allowance against
        deferred tax asset                          60,405           6,851              -          67,256

Year ended December 31, 2001
    Allowance for doubtful accounts
        Accounts receivable                          7,305           1,056         (4,807)          3,554
    Warranty reserve                                 1,469           1,406         (2,249)            626
    Provision for settlement of litigation               -           2,100           (519)          1,581
    Valuation allowance against
        deferred tax asset                          67,256           8,458        (19,804)         55,910

Eight months ended August 31, 2002
    Allowance for doubtful accounts
        Accounts receivable                          3,554             155           (866)          2,843
    Allowance for doubtful accounts
         Lease payment receivables                       -             648           (459)            189
    Warranty reserve                                   626             660           (795)            491
    Provision for settlement of litigation           1,581             100                          1,681
    Valuation allowance against
        deferred tax asset                          55,910           3,635           (839)         58,706

Year ended August 31, 2003
    Allowance for doubtful accounts
        Accounts receivable                          2,843             234         (2,831)            246
    Allowance for doubtful accounts
         Lease payment receivables                     189           1,144           (881)            452
    Warranty reserve                                   491             196           (173)            514
    Provision for settlement of litigation           1,681               -              -           1,681
    Valuation allowance against
        deferred tax asset                          58,706           5,394              -          64,100

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                        TITLE
 ------                                        -----
   2.1      -    Stock Purchase and Exchange Agreement by and between the Company, Minorplanet
                 Systems PLC and Mackay Shields LLC, dated February 14, 2001 (21)

   2.2      -    Asset Purchase Agreement by and between the Company and Aether Systems, Inc.
                 dated March 15, 2002 (22)

   3.1      -    Restated Certificate of Incorporation of the Company, as amended (29)

   3.2      -    Second Amended and Restated By-Laws of the Company (20)

   4.1      -    Specimen of certificate representing Common Stock, $.01 par value, of the
                 Company (1)

   4.2      -    Indenture dated September 23, 1997 by and among the Company, HighwayMaster
                 Corporation and Texas Commerce Bank, National Association (the "Indenture") (8)

   4.3      -    First Supplemental Indenture, dated June 20, 2001, to the Indenture. (28)

   4.4      -    Pledge Agreement dated September 23, 1997, by and among the Company, Bear,
                 Stearns & Co. Inc. and Smith Barney Inc. (8)

   4.5      -    Registration Rights Agreement dated September 23, 1997, by and among the
                 Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney
                 Inc. (8)

   4.9      -    Warrant Registration Rights Agreement dated September 23, 1997, by and among the
                 Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc. (8)

   10.1     -    Registration Rights Agreement by and between the Company, Minorplanet Systems
                 PLC and Mackay Shields LLC, dated as of June 21, 2001 (23)

   10.2     -    Exclusive License and Distribution Agreement by and between Minorplanet Limited,
                 (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (20)

   10.3     -    Amended and Restated 1994 Stock Option Plan of the Company, dated February 4,
                 1994. (1) (4) (5)

   10.4     -    Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan (24)

   10.5     -    Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan (25)

   10.6     -    Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan (30)

   10.7     -    Stock Option Agreement, dated June 22, 1998, by and between the Company and John
                 Stupka (10)

   10.8     -    Product Development Agreement, dated December 21, 1995, between HighwayMaster
                 Corporation and IEX Corporation (2)(3)

   10.9     -    Software Transfer Agreement, dated April 25, 1997, between HighwayMaster
                 Corporation and Burlington Motor Carriers, Inc. (6)(7)

   10.10    -    Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and
                 Cardinal Collins Tech Center, Inc. (9)

   10.11    -    Stock Option Agreement dated November 24, 1998, by and between the Company and
                 Michael Smith. (10)

   10.12    -    Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell,
                 Nevada Bell, Southern New England Telephone and HighwayMaster Corporation
                 executed on January 13, 1999 (11)(12)

   10.13    -    Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (11)(12)

   10.14    -    Addendum to Agreement entered into between HighwayMaster Corporation and
                 International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

   10.15    -    Second Addendum to Agreement entered into between HighwayMaster Corporation and
                 International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

   10.16    -    Stock Option Agreement dated June 24, 1999, by and between the Company and J.
                 Raymond Bilbao (13)

   10.17    -    Fleet-on-Track Services Agreement entered into between GTE Telecommunications
                 Services Incorporated and HighwayMaster Corporation on May 3, 1999 (13)(14)

   10.18    -    Stock Option Agreement dated September 3, 1999, by and between the Company and
                 J. Raymond Bilbao (15)

   10.19    -    Stock Option Agreement dated September 3, 1999, by and between the Company and
                 W. Michael Smith (15)

   10.20    -    Limited Liability Company Agreement of HighwayMaster of Canada, LLC
                 executed March 3, 2000 (16)

   10.21    -    Monitoring Services Agreement dated May 25, 2000, by and between the Company and
                 Criticom International Corporation (17) (18)

   10.22    -    Commercial Lease Agreement dated April 26, 2000 by and between the Company and
                 10th Street Business Park, Ltd. (18)

   10.23    -    Stock Option Agreement dated July 18, 2001, by and between the Company and J.
                 Raymond Bilbao (19)

   10.24    -    Stock Option Agreement dated June 21, 2001, by and between the Company and J.
                 Raymond Bilbao (19)

   10.25    -    Stock Option Agreement dated July 18, 2001, by and between the Company and W.
                 Michael Smith (19)

   10.26    -    Stock Option Agreement dated June 21, 2001, by and between the Company and W.
                 Michael Smith (19)

   10.27    -    Employment Agreement, dated June 21, 2001, between J. Raymond Bilbao and the
                 Company (20)

   10.28    -    Employment Agreement, dated June 21, 2001, between W. Michael Smith and the
                 Company (20)

   10.29    -    Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC
                 Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell
                 Telephone, L.P. and the Company (27) (28)

   10.30    -    Agreement and General Release Between the Company and Todd A. Felker dated
                 October 8, 2002 (31)

   10.31    -    Agreement and Mutual Release Between the Company and Jana A. Bell dated
                 September 24, 2002 (31)

   10.32    -    Addendum dated September 26, 2002 to Exclusive Licence and Distribution
                 Agreement (32)

   10.33    -    Binding Letter Agreement by and among Minorplanet Systems USA, Inc., Minorplanet
                 Systems, PLC and Minorplanet Limited, dated August 15, 2003 (34)

   10.34    -    Stock Repurchase Option Agreement by and between Minorplanet Systems USA, Inc.
                 and The Erin Mills Investment Corporation, dated as of August 15, 2003 (34)

   10.35    -    Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (34)

   10.36    -    Anti-Dilution Agreement by and between Minorplanet Systems USA, Inc. and
                 Minorplanet Systems PLC dated October 6, 2003 (34)

   10.37    -    Variation Agreement to Exclusive License and Distribution Agreement by and
                 between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited,
                 as Licensee, dated October 6, 2003 (34)

   11.0     -    Statement Regarding Computation of Per Share Earnings (35)

   14.1     -    Code of Ethics for Senior Financial Officers approved by the Board of
                 Directors of the Company on November 7, 2003 (35)

   16.1     -    Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of
                 Regulation S-K)

   21.1     -    Subsidiaries of the Registrant (35)

   23.1     -    Independent Auditors' Consent (35)

   31.1     -    Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange
                 Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Chief Operating Officer (Principal Executive Officer)(35)

   31.2     -    Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange
                 Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Robert Gray, Chief Accounting Officer (Principal Financial and Accounting
                 Officer)(35)

   32.1     -    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Chief
                 Operating Officer (Principal Executive Officer) (35)

   32.2     -    Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting
                 Officer (Principal Financial and Accounting Officer) (35)

   99.1     -    Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (35)


------------------------

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

(30) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002.

(31) Filed in connection with the Company's Form 10-K Transition Report for the eight-month period ended August 31, 2002.

(32) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

(33) Filed in connection with the Company's Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003.

(34) Filed in connection with the Company's Current Report on Form 8-K filed with the SEC on August 27, 2003.

(35)     Filed herewith.