Form 10-K/A
period 2003-08-31
MINORPLANET SYSTEMS USA INC
filed 2003-12-23
CIK 944400

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

(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

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

YES [ ] NO [X]

The aggregate market value of the common equity held by non-affiliates of the Registrant as of December 18, 2003 was $2,565,776.*

         The number of shares outstanding of Registrant's Common Stock was 9,669,832 as of December 18, 2003.

-----------------

         *Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 18, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

                          Minorplanet Systems USA, Inc.

                                   FORM 10-K/A
                                 Amendment No. 1
                      For Fiscal Year Ended August 31, 2003

                                      INDEX

                                                                                              Page
                                                                                              ----
PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................    1
        ITEM 11. EXECUTIVE COMPENSATION ....................................................    4
        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............................    9
        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   11

         Minorplanet Systems USA, Inc. ("Minorplanet USA" or the "Company") is filing this Amendment Number 1 to its annual report for the fiscal year ended August 31, 2003, that was filed with the Securities and Exchange Commission on December 1, 2003 for the sole purpose of adding the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K in accordance with General Instruction G(3) to Form 10-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         ORGANIZATION OF THE BOARD OF DIRECTORS AND MEETINGS

         Currently, Minorplanet USA's board of directors consists of Gerry C. Quinn, John T. Stupka and Michael Beverley, each of whom was elected at the 2003 annual meeting of stockholders. Effective May 5, 2003, Sir Martin Jacomb resigned his position as a member of the board of directors. Effective June 24, 2003, Michael Abrahams and Robert D. Kelly resigned their positions as members of the board of directors. Effective July 7, 2003, the board of directors approved resolutions decreasing the size of the board of directors to three members, and waiving the requirement of Article II, Section 2.1 of Minorplanet USA's Amended & Restated Bylaws to hold the annual meeting of stockholders within 150 days of the end of the fiscal year. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

         Audit Committee Financial Expert. Minorplanet USA's board of directors has determined that Michael Beverley, a member of the audit committee of Minorplanet USA's board of directors, qualifies as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Mr. Beverley also qualifies as "independent", as required by Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards.

         Code of Ethics for Chief Executive Officer and Senior Financial Officers. Minorplanet USA's Board of Directors, on November 7, 2003, adopted a Code of Ethics that applies to Minorplanet USA's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.1 filed in connection with Minorplanet USA's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

         MINORPLANET USA'S DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         GERRY C. QUINN - DIRECTOR SINCE JUNE 22, 1995

         Mr. Quinn, age 54, served as President of The Eighteen Wheeler Corporation and The F.B.R. Eighteen Corporation, both of which were affiliates of Minorplanet USA, from April 1992 until February 1994. Mr. Quinn has served as President of The Erin Mills Investment Corporation, since July 1989, a real estate development company and stockholder of Minorplanet USA since September 1989. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently, Mr. Quinn is also a director of MotorVac Technologies, Inc.

         JOHN T. STUPKA - DIRECTOR SINCE JUNE 22, 1998

         Mr. Stupka, age 54, is currently self-employed providing consulting services. From January 15, 2000 until August 2002, he served as President -Wireless Solutions and President for WorldCom. From August 1996 until October 1999 Mr. Stupka served as President, Chief Executive Officer and as a director of SkyTel Communications, Inc., formerly known as Mobile Telecommunication Technologies Corp. Prior to joining SkyTel, Mr. Stupka served as Senior Vice President - Strategic Planning of SBC Communications, Inc. from August 1995 to August 1996 and as President and Chief Executive Officer of Southwestern Bell Mobile Systems, Inc. from November 1985 to August 1995.

         MICHAEL BEVERLEY - DIRECTOR SINCE MARCH 22, 2002

         Mr. Beverley, age 56, retired on August 31, 2001 from Arthur Andersen LLP. Mr. Beverley had served as a partner with Arthur Andersen since 1985, finally serving as Managing Partner-UK Regions from 1998 until his retirement. Mr. Beverley currently serves as a Chairman of Opera North Limited and West Yorkshire Police Community in the United Kingdom. Mr. Beverley has served on the Industrial Development Advisory Board of the Department of Trade and Industry in the United Kingdom since December 2001. Mr. Beverley previously served as a director of Arthur Andersen & Co. Nominees and Arthur Andersen Investments Limited.

EXECUTIVE OFFICERS

         Except as disclosed under "Employment Agreements" below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

         DAVID H. BAGLEY - VICE PRESIDENT OF NETWORK OPERATIONS OF MINORPLANET
USA

         Mr. Bagley, age 49, joined Minorplanet USA in October 1992 as Director of Field Services and has since held several senior management positions which utilized his 27 years of telecommunications experience prior to assuming his current role of Vice President Network Operations in December of 1999. Before joining Minorplanet USA, Mr. Bagley served as Vice President, South Central Division at Comstock Communications from 1987 to 1992. From 1973 to 1987, Mr. Bagley held various operational and technical management positions at Southwestern Bell Telecom, United Technologies Communications Company and General Dynamics Communications Company.

         J. RAYMOND BILBAO - SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY OF MINORPLANET USA

         Mr. Bilbao, age 37, was initially employed by Minorplanet USA in June 1997 as Associate General Counsel. He served in that position until February 1999, when he was promoted to General Counsel and Secretary. Mr. Bilbao assumed his current role of Senior Vice President, General Counsel and Secretary in June of 2001 being primarily responsible for all legal and human resources matters. From September 1996 to June 1997, Mr. Bilbao was a Senior Associate Attorney at Neligan & Averch, LLP, a Dallas-based law firm, where he represented technology clients in corporate and litigation matters. From September 1995 to September 1996, Mr. Bilbao was employed by Value-Added Communications, Inc., a Dallas-based telecommunications company, last serving as its Vice President and General Counsel. Mr. Bilbao also previously served as an associate attorney at the law firms of Haney & Tickner, P.C. and Renfro, Mack & Hudman, P.C. In 1992, Mr. Bilbao earned his Juris Doctor degree from St. Mary's University in San Antonio, Texas, where he served as a writer for the St. Mary's Law Journal. Mr. Bilbao is licensed to practice law in Texas and is admitted to practice before the United States District Court for the Northern District of Texas.

         ROBERT GRAY - CHIEF ACCOUNTING OFFICER OF MINORPLANET USA (PRINCIPAL ACCOUNTING AND FINANCIAL OFFICER)

         Mr. Gray, age 38, joined Minorplanet USA in November 2001 as Director of Accounting and Controller, where he managed all accounting and related financial operations, and served in that position until June 2003 when he was promoted to Chief Accounting Officer. Previously, Mr. Gray served as Director of Finance for Winfirst, a broadband telecommunications company, from June through October 2001. Mr. Gray was employed by Akili Systems Group, a Dallas-based systems integration company, where he served as Controller from 1998 to 2001. He also served in several accounting positions with AT&T Wireless Services including Assistant Controller for the southwest region from 1996 to 1998. Prior to his employment at AT&T Wireless Services, Mr. Gray practiced public accounting for KPMG Peat Marwick serving as a staff auditor. Mr. Gray earned a Bachelor of Business Administration in Accounting at Southern Methodist University and is a Certified Public Accountant.

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

         W. MICHAEL SMITH - CHIEF OPERATING OFFICER OF MINORPLANET USA (PRINCIPAL EXECUTIVE OFFICER)

         Mr. Smith, age 38, originally joined Minorplanet USA in November 1998 as Executive Vice President, Chief Financial Officer and Treasurer serving in such position until June 2003 when he was promoted to Chief Operations Officer. Previously, Mr. Smith served as Vice President of Finance and Chief Financial Officer for TPN, Inc., a provider of digital satellite programming from 1997 to 1998. Mr. Smith was employed by AT&T Wireless Services from 1994 to 1997, where he served as Director of Financial Planning and Control from 1994 to 1996 and as Director of Finance and Controller from 1996 to 1997. Prior to his employment at AT&T Wireless, Mr. Smith practiced public accounting for Arthur Anderson & Co., last serving as a financial consultant and audit manager primarily representing high technology clients. Mr. Smith earned a Masters in Accounting at the University of North Texas and is a Certified Public Accountant.

         There are no family relationships among the directors and executive officers of Minorplanet USA.

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

         Minorplanet USA will indemnify only for actions taken:

         - in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of Minorplanet USA; or

         -        with respect to criminal proceedings, not unlawful.

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

         To Minorplanet USA's knowledge, based solely on a review of the copies of such reports furnished to Minorplanet USA and written representations that no other reports were required, during the fiscal year ended August 31, 2003, its officers, directors and greater-than-ten-percent beneficial owners timely complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Standard Arrangements. The board of directors has the authority to fix the compensation of directors. Minorplanet USA's bylaws provide that directors may be reimbursed for reasonable expenses for their services to Minorplanet USA, and may be paid either a fixed sum for attendance at each board of directors meeting or a stated annual director fee. Minorplanet USA also reimburses its directors for travel expenses. In addition, Minorplanet USA provides its non-employee directors with an annual director's fee ranging from $25,000 to $60,000 annually as follows:

    DIRECTOR                       ANNUAL DIRECTOR'S FEE
    --------                       ---------------------
Michael Beverley                          $60,000
Michael Abrahams                          $     0(1)
Robert Kelly (2)                          $25,000
Sir Martin Jacomb (3)                     $     0(3)
Gerry Quinn                               $30,000
John Stupka                               $30,000

         (1) Michael Abrahams has irrevocably waived his right to receive any director's fees, and resigned from the board of directors effective June 24, 2003.

         (2) Robert Kelly resigned from the board of directors effective June 24, 2003.

         (3) Sir Martin Jacomb has irrevocably waived his right to receive any director's fees, and resigned from the board of directors effective May 5, 2003.

         On June 22, 1998, Minorplanet USA granted John Stupka non-qualified options to purchase 760 shares of common stock at an exercise price of $2.50 per share. These options were not granted under Minorplanet USA's 1994 stock option plan, and therefore, unlike options granted under the 1994 stock option plan, such options have not been registered under the Securities Act of 1933, as amended.

         On January 31, 2003, Minorplanet granted John Stupka nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006. On January 31, 2003, Minorplanet granted Gerry Quinn nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006. On January 31, 2003, Minorplanet granted Michael Beverley nonqualified options to purchase 200,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006.

         During the fiscal year ended August 31, 2003, Mr. Beverley received $56,000 in fees for consulting services provided to Minorplanet USA unrelated to his services as a director of Minorplanet USA. Under this arrangement, Mr. Beverley was compensated at a rate of $2,000 per day of service for providing advisory services related to capital restructuring of the Company.

COMPENSATION OF CERTAIN EXECUTIVE OFFICERS

         Summary Compensation Table

         The following is a table describing compensation awarded, paid to or earned, for the last full fiscal year, the eight month transition period beginning January 1, 2002 and ended August 31, 2002, and the previous two full fiscal years, by Minorplanet USA's: (a) Principal Executive Officer; (b) former Chief Executive Officer; (c) other four most highly compensated executive officers during fiscal year ended August 31, 2003; and (d) former executive officers employed for only a portion of the fiscal year ended August 31, 2003, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of the fiscal year ended August 31, 2003. Some of the persons named below are employed by Minorplanet USA under an employment agreement. Those agreements are described on pages 7, 8 and 9. Some of the persons named below are no longer employed by Minorplanet USA as noted below.

                                                                                     Long Term
                                                                    Annual         Compensation
                                                                 Compensation         Awards
----------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                                                    Underlying       All Other
Name and                                        Year        Salary       Bonus       Options/       Compensation
Principal Position                                         (Dollars)   (Dollars)   SARs (shares)     (Dollars)
----------------------------------------------------------------------------------------------------------------
Andrew Tillman (1)                              2003               -          -             -               -
Former Chief Executive Officer                  2002*              -          -             -               -
for Minorplanet USA                             2001               -          -             -               -
                                                2000               -          -             -               -
----------------------------------------------------------------------------------------------------------------
W. Michael Smith (2)                            2003         178,600          -             -               -
Executive Vice President, Chief Operating       2002*        119,066          -             -               -
Officer and Treasurer for Minorplanet USA       2001         170,100     39,800       485,120               -
(Principal Executive Officer)                   2000         162,961     43,011        20,000               -
----------------------------------------------------------------------------------------------------------------
J. Raymond Bilbao (3)                           2003         178,500          -            -                -
Senior Vice President, General Counsel          2002*        119,000          -            -                -
and Secretary for Minorplanet USA               2001         163,377     40,200       495,840               -
                                                2000         130,000     35,490        20,000          42,324
----------------------------------------------------------------------------------------------------------------
Robert Lambert (4)                              2003         134,334          -             -               -
Vice President Information Technology for       2002*         87,800     10,865             -               -
Minorplanet USA                                 2001         127,000     16,519        21,000               -
                                                2000         120,000     14,349         5,000               -
----------------------------------------------------------------------------------------------------------------
David Bagley (5)                                2003         128,800          -             -               -
Vice President, Network Operations              2002*         85,066     20,000             -               -
for Minorplanet USA                             2001         115,000     15,077        21,000               -
                                                2000         100,000     13,163         5,000          55,031
----------------------------------------------------------------------------------------------------------------
Ronald L. Thompson (6)                          2003         128,400          -             -               -
Vice President, Operations                      2002*         83,694          -             -               -
for Minorplanet USA                             2001         119,167     16,488        10,200               -
                                                2000         105,833     15,575         4,000               -
----------------------------------------------------------------------------------------------------------------

         * For the Transition Period beginning January 1, 2002 and ended August 31, 2002.

         (1) Mr. Tillman resigned his employment as Chief Executive Officer to pursue other business interests effective June 19, 2003.

         (2) Effective June 19, 2003, Mr. Smith was promoted to Chief Operating Officer (the Principal Executive Officer) and relinquished his duties as principal financial officer and principal accounting officer.

         (3) Mr. Bilbao received compensation as a result of his exercise of stock options and sale of shares of common stock of Minorplanet USA acquired through his stock option exercises in 2000.

         (4) Mr. Bagley received compensation as a result of his exercise of stock options and sale of shares of common stock of Minorplanet USA acquired through his stock option exercises in 2000.

         (5) Effective November 21, 2003, Mr. Thompson resigned from his position as Vice President-Operations to pursue other opportunities.

         Stock Options. Minorplanet USA grants stock options to certain of its executive officers and employees under the 1994 stock option plan. As of August 31, 2003, options representing 1,628,904 shares remained outstanding under the 1994 stock option plan, and options to purchase 4,646,642 shares remained available for grant thereunder. During the fiscal year ended August 31, 2003, Minorplanet granted stock options to the following directors on the board of directors of Minorplanet USA:

         - On January 31, 2003, John Stupka was granted nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006.

         - On January 31, 2003, Gerry Quinn was granted nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006.

         - On January 31, 2003, Michael Beverley was granted nonqualified options to purchase 200,000 shares of common stock at an exercise price of $0.80 per share. These options vest and become exercisable on January 31, 2006.

         Also, stock options representing 760 shares granted to John Stupka, a director on Minorplanet USA's board of directors, on June 22, 1998 and not governed by the 1994 stock option plan, remained outstanding and fully vested.

         Option Grants in Last Fiscal Year. During the fiscal year ended August 31, 2003, no stock options were granted to Minorplanet USA's: (a) Chief Executive Officer; (b) former Chief Executive Officer; (c) other four most highly compensated executive officers during the fiscal year ended August 31, 2003; and (d) former executive officers employed for only a portion of the fiscal year ended August 31, 2003, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of such eight month transition period.

AGGREGATED OPTION EXERCISES AND YEAR END OPTION VALUES

The following table sets forth:

         - the number of options exercised during the fiscal year ended August 31, 2003 by the: (a) Chief Executive Officer; (b) former Chief Executive Officer; (c) other four most highly compensated executive officers during the fiscal year ended August 31, 2003; and (d) former executive officers employed for only a portion of the fiscal year ended August 31, 2003, who would have been included as one of the other four most highly compensated executive officers had they been still serving as executive officers at the end of the eight month transition period;

         -        the number of options held by them as of August 31, 2003; and

         - the value of unexercised and exercised options held by them as of August 31, 2003, calculated as the closing price per share of the common stock on the last trading day of the fiscal year ended August 31, 2003, which was $0.62, less the option exercise price, multiplied by the number of shares.

                            Option Exercises               Number of
                                 During              Securities Underlying          Value of Unexercised
                              Fiscal Year             Unexercised Options           In-the-Money Options
       Name              Ended August 31, 2003         at August 31, 2003            at August 31, 2003
------------------------------------------------------------------------------------------------------------
                         Number of
                           Shares
                        Acquired on     Value                      Unexer-                        Unexer-
                          Exercise     Realized     Exercisable    cisable      Exercisable       cisable
------------------------------------------------------------------------------------------------------------
  Andrew Tillman             -             -               -             -           -                -
------------------------------------------------------------------------------------------------------------
 W. Michael Smith            -             -          16,480        484,720          0                0
------------------------------------------------------------------------------------------------------------
J. Raymond Bilbao            -             -           5,760        495,440          0                0
------------------------------------------------------------------------------------------------------------
  Robert Lambert             -             -          16,660          9,340          0                0
------------------------------------------------------------------------------------------------------------
   David Bagley              -             -          15,201          9,300          0                0
------------------------------------------------------------------------------------------------------------
Ronald L. Thompson           -             -           7,800          4,700          0                0
------------------------------------------------------------------------------------------------------------

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

         Savings Plan. Minorplanet USA has a 401(k) Retirement Investment Profit-Sharing Plan that covers all of its employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each year is $12,000, the maximum amount permitted under the Internal Revenue Code. Minorplanet USA matches 50% of an employee's contribution to the 401(k) Plan up to 6% of pre-tax earnings for a total potential matching contribution of 3% of the employee's pre-tax earnings.

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

         In the event of a termination without cause, the employment agreement provides for payments equal to:

         - the balance of the compensation due under the agreement for the remainder of the initial term or any renewal term, with a minimum payment of six month's salary; and

         - continued medical insurance benefits at Minorplanet USA's expense for a period of twelve months.

         If the employee is terminated within the six months prior to or within two years following a change in control, other than for cause or death, the employment agreements provide for payment of severance payments equal to the sum of:

         - 200% of the highest annual salary paid to the employee during the prior two years; and

         - the greater of the average of the annual discretionary bonuses paid to the executive during the prior two years or $35,000.

         The employment agreements also provide for a gross-up payment equal to the amount of excise tax assessed on the lump severance payments. The employment agreements further provide the same severance benefits which would be received upon a change in control if a change in control occurs and the employee terminates the employment agreement because of:

         - the reduction of the employee's job title, position or responsibilities without the employee's prior written consent;

         - the change of the location where the employee is based to a location which is more than fifty (50) miles from his present location without the employee's prior written consent; or

         - the reduction of the employee's annual salary and bonus by more than 10% from the sum of the higher rate of the employee's actual annual salary and bonus in effect within two years immediately preceding the change of control.

         Additionally upon a change in control or the termination of the employment agreement by Minorplanet USA for a reason other than cause, all stock options granted to the employee immediately vest. For purposes of the employment agreements, a change in control is defined as:

         - the subsequent acquisition by any person or group of 35% or more of Minorplanet USA's securities;

         - during any two year period, the members of the board of directors at the beginning of the period cease to constitute a majority of the board of directors unless the election or nomination of new directors by the stockholders was approved by 2/3 of directors still in office who were either directors at the beginning of the period or whose election or nomination for election was previously so approved;

         - a merger of Minorplanet USA; other than a merger in which the stockholders of Minorplanet USA maintain more than 80% of the voting control in the surviving entity or a merger effected as part of a recapitalization of Minorplanet USA in which no person acquires more than 35% of the voting securities then outstanding; and/or

         - the approval by the stockholders of the complete liquidation of Minorplanet USA or the sale of substantially all of the assets of Minorplanet USA.

         The initial terms of these employment agreements expired on June 21, 2002, and continue on a month-to-month basis until terminated by either party on thirty (30) days advance written notice.

         The following paragraphs present additional details of the above employment agreements.

         W. Michael Smith. The agreement with Mr. Smith provides for Mr. Smith's employment as Executive Vice President, Chief Financial Officer and Treasurer of Minorplanet USA for an initial one year term which ended on June 21, 2002. The agreement continues on a month-to-month basis until terminated by either party on written notice. The agreement granted Mr. Smith 484,120 stock options with a 3-year vesting period at an exercise price of $1.60. Under the terms of the agreement, Mr. Smith was initially paid an annual salary of $170,100 and is eligible for an annual discretionary bonus of 30% of his base salary pursuant to the incentive bonus plan of executive officers. Effective January 1, 2002, Mr. Smith's base salary was increased to $178,600 pursuant to a meeting of the compensation committee on March 22, 2002. Effective June 23, 2003, Mr. Smith was promoted to Chief Operating Officer (Principal Executive Officer) with no change in compensation. Effective June 23, 2003, Robert Gray was promoted to Chief Accounting Officer (Principal Accounting and Financial Officer).

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the fiscal year ended August 31, 2003, Minorplanet USA's board of directors, annually reviewed and adjusted the salary structures of executive officers subject to employment agreements and executive officers who were not subject to employment agreements. During the fiscal year ended August 31, 2003, Minorplanet USA's board of directors reviewed its Chief Executive Officer's compensation package.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN AND OTHER

The following table summarizes information about Minorplanet USA's equity compensation plans at August 31, 2003:

                                                (a)                            (b)                          (c)
                                                                                                   Number of securities
                                                                                                  remaining available for
                                     Number of securities to be         Weighted average       future issuance under equity
                                      issued upon exercise of           exercise price of            compensation plans
                                       outstanding options,            outstanding options,        (excluding securities
     Plan Category                      warrants and rights            warrants, and rights       reflected in column (a))
     -------------                   ---------------------------       --------------------    ----------------------------
Equity compensation plans
approved by security holders                 1,628,904                 $               1.41               4,646,642
Equity compensation plans not
approved by security holders                   302,360                                 1.71                       -
                                             ---------                 --------------------               ---------
                                             1,931,264                 $               1.45               4,646,642
                                             =========                 ====================               =========

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 18, 2003, regarding beneficial ownership of our common stock and the percentage of total voting power held by:

         - each stockholder who is known by us to own more than five percent (5%) of our outstanding common stock;

         -        each director;

         -        each executive officer; and

         -        all directors and executive officers as a group.

Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. The beneficial ownership information, where applicable, is based on the most recent Schedule 13D or 13G filed with the SEC by the named stockholders.

                                                    NUMBER OF SHARES OF
                                                       COMMON STOCK        PERCENT OF CLASS
                                                       BENEFICIALLY          BENEFICIALLY
          NAME OF HOLDER                                    OWNED                 OWNED
-------------------------------------------------------------------------------------------
Erin Mills Investment Corporation                        4,439,236               46.0%
  7501 Keele Street, Suite 500
  Concord, Ontario L4K 1Y2
-------------------------------------------------------------------------------------------
Minorplanet Systems PLC                                  1,924,296               19.9%
  Greenwich House
  Sheepscar, Leeds LS4 2LE
  United Kingdom
-------------------------------------------------------------------------------------------
Mackay Shields LLC                                       2,139,958               22.1%
  9 West 57th Street
  New York, NY 10019
-------------------------------------------------------------------------------------------
Gerry C. Quinn (1)                                          10,906                  *
-------------------------------------------------------------------------------------------
John T. Stupka (1)                                             760                  *
-------------------------------------------------------------------------------------------
Michael D. Beverley                                              -                  -
-------------------------------------------------------------------------------------------
David H. Bagley (1)                                          3,180                  *
-------------------------------------------------------------------------------------------
J. Raymond Bilbao (1)                                        1,096                  *
-------------------------------------------------------------------------------------------
Robert Gray                                                     80
-------------------------------------------------------------------------------------------
Robert J. Lambert, Jr. (1)                                   3,480                  *
-------------------------------------------------------------------------------------------
W. Michael Smith (1)                                         3,296                  *
-------------------------------------------------------------------------------------------
All directors and executive officers as a                   22,798                  *
group  (8 persons) (2)
-------------------------------------------------------------------------------------------

-----------------
*        Less than 1%

(1) This individual does not actually own any shares of common stock. This number represents the number of shares that this individual may acquire upon the exercise of stock options that are exercisable within 60 days of December 18, 2003.

(2) All directors and executive officers (8 persons) collectively own 80 shares of common stock and beneficially own 22,718 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of December 18, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 21, 2001, Minorplanet USA completed the stock issuance transactions approved by its stockholders at the 2001 annual meeting on June 4, 2001. As part of these transactions, Minorplanet USA effected the 1-for-5 reverse stock split on June 5, 2001 that was approved by its stockholders. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among Minorplanet USA, Minorplanet Systems PLC ("Minorplanet UK") and Mackay Shields LLC, dated February 14, 2001, Minorplanet USA issued 30,000,000 shares of our common stock (post reverse stock split) in a change of control transaction to Minorplanet Systems PLC, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation ("Erin Mills") discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK's vehicle management information technology in the United States, Canada and Mexico. Upon completion of the stock issuance transactions, and prior to the October 6, 2003 transfer to Erin Mills, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company's common stock, which is the sole voting security of the Company.

         Minorplanet USA also issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 ("Senior Notes"), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the "Exchange Offer"). On August 31, 2003, the total principal amount of Senior Notes that remains outstanding is $14,333,000. The foregoing stock issuance transactions are hereinafter collectively referred to as the "Recapitalization." As a result of the Recapitalization, Minorplanet USA significantly reduced its indebtedness and related interest expense. In addition, Minorplanet USA acquired the VMI technology and commenced distribution of Minorplanet UK's VMI product in the United States.

         Pursuant to the Purchase Agreement, Minorplanet USA appointed two additional directors to Minorplanet USA's board of directors that were designated by Minorplanet UK: Messrs. Robert Kelly and Andrew Tillman. Mr. Tillman was subsequently replaced with Michael Abrahams as one of the two Minorplanet UK Designees. The Purchase Agreement provided that Minorplanet UK had the right to designate two of the seven directors in the future (the "Investor Directors"), and to maintain proportionate representation on the board of directors and its committees. Given Minorplanet UK's then current ownership, however, it had the right to elect all director nominees if it decided to do so. In addition, the Purchase Agreement also provided that so long as Minorplanet UK had the right to designate Minorplanet UK Directors (i.e., it owns at least 5% of the outstanding common stock of Minorplanet USA), none of the following actions could be taken unless approved by all of the Minorplanet UK Directors:

     - any capital expenditure by Minorplanet USA that is not contemplated in any current annual budget which exceeds $200,000;

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

     - the sale, lease or transfer of any assets of Minorplanet USA representing 5% or more of Minorplanet USA's consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of Minorplanet USA; except as required under law, the taking or instituting of bankruptcy or similar proceedings;

     - the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

     -    the acquisition of another entity;

     - the entering into any agreement or contract which commits Minorplanet USA to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

     - the amendment of Minorplanet USA's Certificate of Incorporation or Bylaws that would adversely affect holders of Minorplanet USA's common stock or Minorplanet UK's rights under the Purchase Agreement;

     -    the exiting of, or entering into a different line of business;

     - the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

     -    the placing of any lien on Minorplanet USA's assets or properties; or

     - the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet UK.

         On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 20.4 million shares) of Minorplanet USA's outstanding common shares beneficially owned by Minorplanet UK to Erin Mills, ending Minorplanet UK's majority ownership of Minorplanet USA. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 22.2 million shares) of Minorplanet USA's outstanding common stock, while Minorplanet UK retains 19.9 percent (approximately 9.6 million shares) of Minorplanet USA's outstanding common stock.

         In connection with the Minorplanet UK share transfer to Erin Mills, Minorplanet USA also obtained an option to repurchase from Erin Mills up to 19.4 million shares of Minorplanet USA's common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between Minorplanet USA and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on Minorplanet USA's board of directors.

In addition, concurrently with these transactions, Minorplanet USA also reached the following agreements with Minorplanet UK:

     - Minorplanet UK irrevocably waived the approval rights granted to the Minorplanet UK Directors set forth above, including the right to appoint members to Minorplanet USA's board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and Minorplanet USA's bylaws;

     - Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to Minorplanet USA.

     - The exclusive License and Distribution Agreement, which grants to Minorplanet USA's United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. Minorplanet USA retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

     - Minorplanet UK obtained anti-dilution rights from Minorplanet USA, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of Minorplanet USA's stock on the date of subscription or (ii) 19.9 percent of Minorplanet USA's issued and outstanding common stock.

     See the Form 8-K's filed by Minorplanet USA on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

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

REGISTRATION STATEMENT ON FORM S-3

         On September 18, 1998, Minorplanet USA completed a registration of certain warrants and warrant shares under the Securities Act of 1933, when the SEC declared its registration statement on Form S-3 to be effective. Minorplanet USA was required to register these warrants and warrant shares under a warrant registration rights agreement it entered into as part of a debt offering completed in 1997. Under the terms of the warrant registration rights agreement, Minorplanet USA is required to use its best efforts to keep the registration statement continuously effective until either the warrants expire or they all have been exercised, whichever occurs first. However, during any consecutive 365-day period, Minorplanet USA may temporarily halt the effectiveness of the registration statement on up to two occasions for no more than 45 consecutive days if certain conditions are met. The temporary halt must be in connection with a proposed acquisition, business combination or other development affecting Minorplanet USA, and the board of directors must determine that disclosure of the proposed development would not be in the best interests of Minorplanet USA. Minorplanet USA will not receive any income from the sale of the warrants by the selling warrant holders. However, if or when any warrants are exercised, Minorplanet USA will receive the exercise price for the warrant shares. During the fiscal year ended August 31, 2003, no warrant shares were exercised.

REGISTRATION STATEMENT ON FORM S-8

         In connection with the closing of the transactions contemplated by the Stock Purchase and Exchange Agreement, the stockholders approved Amendment Number 2 to Minorplanet USA's 1994 Amended and Restated Stock Option Plan (the "Plan") which increased the number of shares of common stock available for issuance (on a post reverse stock split basis) to 5,100,000 shares. Accordingly, on October 10, 2001, Minorplanet USA filed a Form S-8 registration statement covering an additional 4,729,737 shares that may be issued under the Plan. On May 21, 2002, the stockholders approved Amendment No. 3 to the Plan which increased the number of shares of common stock available for issuance to 7,208,000 shares. These additional shares that may be issued under the Plan have not been registered for public resale at this time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 18, 2003

                                  MINORPLANET SYSTEMS USA, INC.

                                  By: /s/ W. Michael Smith
                                      ----------------------------
                                      W. Michael Smith, Chief Operating Officer
                                      (Principal Executive Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended August 31, 2003, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                                             Title                                Date
/s/ W. Michael Smith
--------------------------                    Chief Operating Officer
W. Michael Smith                              (Principal Executive Officer)                December 18, 2003

/s/ Robert Gray                               Chief Accounting Officer
-------------------------                     (Principal Financial and Accounting
Robert Gray                                   Officer)                                     December 18, 2003

/s/ Michael Beverley
-------------------------
Michael Beverley                              Director                                     December 18, 2003

/s/ Gerry C. Quinn
-------------------------
Gerry C. Quinn                                Director                                     December 18, 2003

/s/ John T. Stupka
-------------------------
John T. Stupka                                Director                                     December 18, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                      TITLE

  2.1     -       Stock Purchase and Exchange Agreement by and between
                  Minorplanet USA, Minorplanet Systems PLC and Mackay Shields
                  LLC, dated February 14, 2001 (21)

  2.2     -       Asset Purchase Agreement by and between Minorplanet USA and
                  Aether Systems, Inc. dated March 15, 2002 (22)

  3.1     -       Restated Certificate of Incorporation of Minorplanet USA, as
                  amended (29)

  3.2     -       Second Amended and Restated By-Laws of Minorplanet USA (20)

  4.1     -       Specimen of certificate representing Common Stock, $.01 par value, of Minorplanet USA (1)

  4.2     -       Indenture dated September 23, 1997 by and among Minorplanet
                  USA, HighwayMaster Corporation and Texas Commerce Bank,
                  National Association (the "Indenture") (8)

  4.3     -       First Supplemental Indenture, dated June 20, 2001, to the
                  Indenture. (28)

  4.4     -       Pledge Agreement dated September 23, 1997, by and among
                  Minorplanet USA, Bear, Stearns & Co. Inc. and Smith Barney
                  Inc. (8)

  4.5     -       Registration Rights Agreement dated September 23, 1997, by and among Minorplanet USA, HighwayMaster Corporation, Bear,
                  Stearns & Co. Inc. and Smith Barney Inc. (8)

  4.9     -       Warrant Registration Rights Agreement dated September 23,
                  1997, by and among Minorplanet USA, Bear, Stearns & Co. Inc.
                  and Smith Barney, Inc. (8)

 10.1     -       Registration Rights Agreement by and between Minorplanet USA,
                  Minorplanet Systems PLC and Mackay Shields LLC, dated as of
                  June 21, 2001 (23)

 10.2     -       Exclusive License and Distribution Agreement by and between
                  Minorplanet Limited, (an @Track subsidiary) and Mislex (302)
                  Limited, dated June 21, 2001 (20)

 10.3     -       Amended and Restated 1994 Stock Option Plan of Minorplanet
                  USA, dated February 4, 1994. (1) (4) (5)

 10.4     -       Amendment No. 1 to the Amended and Restated 1994 Stock Option
                  Plan (24)

 10.5     -       Amendment No. 2 to the Amended and Restated 1994 Stock Option
                  Plan (25)

 10.6     -       Amendment No. 3 to the Amended and Restated 1994 Stock Option
                  Plan (30)

 10.7     -       Stock Option Agreement, dated June 22, 1998, by and between
                  Minorplanet USA and John Stupka (10)

 10.8     -       Product Development Agreement, dated December 21, 1995,
                  between HighwayMaster Corporation and IEX Corporation (2)(3)

 10.9     -       Software Transfer Agreement, dated April 25, 1997, between
                  HighwayMaster Corporation and Burlington Motor Carriers, Inc.
                  (6)(7)

 10.10    -       Lease Agreement, dated March 20, 1998, between HighwayMaster
                  Corporation and Cardinal Collins Tech Center, Inc. (9)

 10.11    -       Stock Option Agreement dated November 24, 1998, by and between
                  Minorplanet USA and Michael Smith. (10)

 10.12    -       Agreement No. 980427 between Southwestern Bell Telephone
                  Company, Pacific Bell, Nevada Bell, Southern New England
                  Telephone and HighwayMaster Corporation executed on January
                  13, 1999 (11)(12)

 10.13    -       Administrative Carrier Agreement entered into between
                  HighwayMaster Corporation and Southwestern Bell Mobile
                  Systems, Inc. on March 30, 1999 (11)(12)

 10.14    -       Addendum to Agreement entered into between HighwayMaster
                  Corporation and International Telecommunications Data Systems,
                  Inc. on February 4, 1999 (11)(12)

 10.15    -       Second Addendum to Agreement entered into between
                  HighwayMaster Corporation and International Telecommunications
                  Data Systems, Inc. on February 4, 1999 (11)(12)

 10.16    -       Stock Option Agreement dated June 24, 1999, by and between
                  Minorplanet USA and J. Raymond Bilbao (13)

 10.17    -       Fleet-on-Track Services Agreement entered into between GTE
                  Telecommunications Services Incorporated and HighwayMaster
                  Corporation on May 3, 1999 (13)(14)

 10.18    -       Stock Option Agreement dated September 3, 1999, by and between
                  Minorplanet USA and J. Raymond Bilbao (15)

 10.19    -       Stock Option Agreement dated September 3, 1999, by and between
                  Minorplanet USA and W. Michael Smith (15)

 10.20    -       Limited Liability Company Agreement of HighwayMaster of
                  Canada, LLC executed March 3, 2000 (16)

 10.21    -       Monitoring Services Agreement dated May 25, 2000, by and
                  between Minorplanet USA and Criticom International Corporation
                  (17)(18)

 10.22    -       Commercial Lease Agreement dated April 26, 2000 by and between
                  Minorplanet USA and 10th Street Business Park, Ltd. (18)

 10.23    -       Stock Option Agreement dated July 18, 2001, by and between
                  Minorplanet USA and J. Raymond Bilbao (19)

 10.24    -       Stock Option Agreement dated June 21, 2001, by and between
                  Minorplanet USA and J. Raymond Bilbao (19)

 10.25    -       Stock Option Agreement dated July 18, 2001, by and between
                  Minorplanet USA and W. Michael Smith (19)

 10.26    -       Stock Option Agreement dated June 21, 2001, by and between
                  Minorplanet USA and W. Michael Smith (19)

 10.27    -       Employment Agreement, dated June 21, 2001, between J. Raymond
                  Bilbao and Minorplanet USA (20)

 10.28    -       Employment Agreement, dated June 21, 2001, between W. Michael
                  Smith and Minorplanet USA (20)

 10.29    -       Agreement No. 980427-03, dated January 31, 2002 between SBC
                  Ameritech, SBC Pacific Bell, SBC Southern New England
                  Telephone, SBC Southwestern Bell Telephone, L.P. and
                  Minorplanet USA (27)(28)

 10.30    -       Agreement and General Release Between Minorplanet USA and Todd
                  A. Felker dated October 8, 2002 (31)


 10.31    -       Agreement and Mutual Release Between Minorplanet USA and Jana
                  A. Bell dated September 24, 2002 (31)

 10.32    -       Addendum dated September 26, 2002 to Exclusive Licence and
                  Distribution Agreement (32)

 10.33    -       Binding Letter Agreement by and among Minorplanet Systems USA,
                  Inc., Minorplanet Systems, PLC and Minorplanet Limited, dated
                  August 15, 2003 (34)

 10.34    -       Stock Repurchase Option Agreement by and between Minorplanet
                  Systems USA, Inc. and The Erin Mills Investment Corporation, dated as of August 15, 2003 (34)

 10.35    -       Irrevocable Waiver and Consent to Amendment to Bylaws of
                  certain rights executed by Minorplanet Systems PLC, dated
                  October 6, 2003 (34)

 10.36    -       Anti-Dilution Agreement by and between Minorplanet Systems
                  USA, Inc. and Minorplanet Systems PLC dated October 6, 2003
                  (34)

 10.37    -       Variation Agreement to Exclusive License and Distribution
                  Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October
                  6, 2003 (34)

 11.0     -       Statement Regarding Computation of Per Share Earnings (35)

 14.1     -       Code of Ethics for Senior Financial Officers approved by the
                  Board of Directors of Minorplanet USA on November 7, 2003 (35)

 16.1     -       Letter from Arthur Andersen to the SEC (Omitted pursuant to
                  Item 304T of

                  Regulation S-K)

 31.1     -       Certification Pursuant to Section 13a-15(e) and 15d-15(e) of
                  the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael
                  Smith, Chief Operating Officer (Principal Executive Officer)
                  (36)

 31.2     -       Certification Pursuant to Section 13a-15(e) and 15d-15(e) of
                  the Securities Exchange Act of 1934, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002, by Robert Gray,
                  Chief Accounting Officer (Principal Financial and Accounting
                  Officer) (36)

 32.1     -       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                  W. Michael Smith, Chief Operating Officer (Principal Executive
                  Officer) (36)

 32.2     -       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting Officer (Principal Financial and
                  Accounting Officer) (36)

 99.1     -       Amended and Restated Audit Committee Charter approved by Audit
                  Committee of the Board of Directors of Minorplanet USA on November 18, 2003 (35)

--------

(1) Filed in connection with Minorplanet USA's Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

(2) Filed in connection with Minorplanet USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3) Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with Minorplanet USA's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4) Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(5) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(6) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(7) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(8) Filed in connection with Minorplanet USA's Registration Statement on Form S-4, as amended (No. 333-38361).

(9) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

(10) Filed in connection with Minorplanet USA's Form 10-K fiscal year ended December 31, 1998.

(11) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(12) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with Minorplanet USA's Form 10 -Q Quarterly Report for the quarterly period ended March 31, 1999.

(13) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(14) Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(15) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(16) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(17) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with Minorplanet USA's Form 10 -Q Quarterly Report for the quarterly period ended June 30, 2000.

(18) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(19) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(20) Filed in connection with Minorplanet USA's Current Report on Form 8-K filed with the SEC on June 29, 2001.

(21)     Filed as Appendix A to Minorplanet USA's Definitive Proxy Statement on
         Schedule 14A filed with the SEC on May 11, 2001.

(22) Filed in connection with Minorplanet USA's Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Minorplanet USA's Current Report on Form 8-K filed with the SEC on March 27, 2002.

(23) Filed in connection with Minorplanet USA's Form S-3 Registration Statement filed with the SEC on October 10, 2001 (File No. 333-71340).

(24) Incorporated by reference to Exhibit A to the proxy statement contained in Minorplanet USA's Definitive Schedule 14A with the SEC on April 25, 2000.

(25) Incorporated by reference to Exhibit F to the proxy statement contained in Minorplanet USA's Definitive Schedule 14A filed with the SEC on May 11, 2001.

(26) Filed in connection with Minorplanet USA's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(27) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

(28) Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with Minorplanet USA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(29) Incorporated by reference to Exhibit A to the information statement contained in Minorplanet USA's Definitive Schedule 14C filed with the SEC on June 27, 2002.

(30) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002.

(31) Filed in connection with Minorplanet USA's Form 10-K Transition Report for the eight-month period ended August 31, 2002.

(32) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

(33) Filed in connection with Minorplanet USA's Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003.

(34) Filed in connection with Minorplanet USA's Current Report on Form 8-K filed with the SEC on August 27, 2003.

(35) Filed in connection with Minorplanet USA's Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

(36)     Filed herewith.