Form 10-Q
period 2003-11-30
MINORPLANET SYSTEMS USA INC
filed 2004-01-14
CIK 944400

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the period from_________to_________

Commission file number 0-26140

MINORPLANET SYSTEMS USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0352879

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Kas Drive, Suite 100, Richardson, Texas (Address of principal executive offices)	75081 (Zip Code)

Registrant’s telephone number, including area code (972) 301-2000

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class Common Stock, $.01 par value	January 12, 2004 9,671,484

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements:
	Consolidated Balance Sheets at November 30, 2003 and August 31, 2003	3
	Consolidated Statements of Operations for the three months ended November 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the three months ended November 30, 2003 and 2002	5
	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended November 30, 2003	6
	Notes to Consolidated Financial Statements	7-14
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	18
PART II.	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	19
Signatures		19

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	November 30,	August 31,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$2,547	$5,105
Accounts receivable, net	3,683	4,710
Inventories	1,546	2,190
Deferred product costs - current portion	1,467	1,600
Other current assets	805	1,081

Total current assets	10,048	14,686
Network, property, equipment and software, net	3,508	3,865
Deferred product costs - non-current portion	2,165	2,429
License rights, net	32,831	33,485
Other assets, net	1,682	1,635

Total assets	$50,234	$56,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$994	$1,703
Telecommunications costs payable	1,808	2,500
Accrued interest payable	410	903
Deferred product revenues - current portion	3,231	3,316
Other current liabilities	5,236	5,511

Total current liabilities	11,679	13,933
Deferred product revenues - non-current portion	5,868	6,217
Senior notes and other notes payable	14,319	14,316
Other non-current liabilities	398	2,144

Total liabilities	32,264	36,610

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common Stock	97	484
Preferred Stock - Series E	—	—
Additional paid-in capital	220,748	218,601
Accumulated deficit	(202,313)	(199,033)
Treasury stock	(562)	(562)

Total stockholders’ equity	17,970	19,490

Total liabilities and stockholders’ equity	$50,234	$56,100

See accompanying notes to consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended
	November 30,

	2003	2002

Revenues:
Product	$319	$614
Ratable product	1,412	2,677
Service	5,086	10,338

Total revenues	6,817	13,629

Cost of revenues:
Product	389	647
Ratable product	717	1,964
Service	2,853	5,423

Total cost of revenues	3,959	8,034

Gross profit	2,858	5,595

Expenses:
General and administrative	2,100	2,504
Customer service	882	940
Sales and marketing	1,141	4,180
Engineering	442	465
Depreciation and amortization	1,138	1,462

	5,703	9,551

Operating loss	(2,845)	(3,956)
Interest income	114	124
Interest expense	(531)	(530)
Other expense	(18)	(111)

Loss before income taxes	(3,280)	(4,473)
Income tax provision	—	—

Net loss	$(3,280)	$(4,473)

Basic and diluted loss per share:
Net loss per share	$(0.34)	$(0.46)

Weighted average number of shares outstanding:
Basic and diluted	9,670	9,670

See accompanying notes to consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three months ended
	November 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,280)	$(4,473)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	484	808
Amortization of license rights	654	654
Amortization of discount on notes payable	15	15
Provision for bad debts	265	435
Amortization of deferred service revenues	(117)	(2,627)
Loss on equipment retired	22	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	883	1,378
Decrease (increase) in inventory	644	(382)
Decrease in deferred product costs	397	847
Decrease (increase) in other assets	108	(206)
Decrease in accounts payable	(709)	(914)
Decrease in deferred product revenues	(434)	(74)
Decrease in accrued expenses and other liabilities	(1,362)	(459)

Net cash used in operating activities	(2,430)	(4,998)

Cash flows from investing activities:
Additions to network, equipment and software	(86)	(210)
Purchases of short-term investments	—	(5,485)
Redemptions of short-term investments	—	6,750

Net cash (used in) provided by investing activities	(86)	1,055

Cash flows from financing activities:
Proceeds from sale of service contract	—	650
Payments on capital leases	(42)	(18)

Net cash (used in ) provided by financing activities	(42)	632

Decrease in cash and cash equivalents	(2,558)	(3,311)
Cash and cash equivalents, beginning of period	5,105	10,413

Cash and cash equivalents, end of period	$2,547	$7,102

Supplemental cash flow information:
Interest paid	$991	$990

Taxes paid	$—	$—

Non-cash investing and financing activities:
Conversion of related party liability to capital contribution	$1,760	$—

Purchases of assets through capital leases	$63	$94

See accompanying notes to consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share information)

	Preferred Stock		Common Stock		Additional	Treasury Stock
					Paid-in			Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Stockholders’ equity at August 31, 2003	1	$—	48,424,960	$484	$218,601	75,799	$(562)	$(199,033)	$19,490
Net loss								(3,280)	(3,280)
Related party capital contribution					1,760				1,760
Reverse stock split			(38,739,968)	(387)	387	(60,639)	—		—

Stockholders’ equity at November 30, 2003	1	$—	9,684,992	$97	$220,748	15,160	$(562)	$(202,313)	$17,970

See accompanying notes to consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements
(Unaudited)

1. Liquidity and Going Concern Uncertainty

     Minorplanet Systems USA, Inc., a Delaware corporation (the “Company”), has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $2.5 million as of November 30, 2003. Net cash used in operating activities during the three months ended November 30, 2003 of $2.4 million was primarily attributable to the ongoing Vehicle Management Information ™ (“VMI”) operations. Interest paid on Senior Notes during the three months ended November 30, 2003 was $1.0 million.

     The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need a minimum of $5 million in additional capital resources to sustain its normal operations for the next twelve months. To that end, the Company is actively seeking additional funding. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two, or otherwise. The sale of additional equity or convertible debt securities would result in additional dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company’s common stock, as well as restrict the Company’s operations. There can be no assurance that additional financing will be available or available on commercially acceptable terms. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company believes the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. The licensor, Minorplanet Limited, is solely responsible for future developments and enhancements of the VMI technology under the VMI license. As a result of the sale to Aether Systems, Inc. (“Aether”) of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company’s network until January 30, 2005.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise additional capital resources.

•	Renewal of the service vehicle contract with SBC. At November 30, 2003, the Company had approximately 33,000 units in service with the member companies of SBC Communications, Inc. (“SBC Companies”), pursuant to the service vehicle contract (the “Service Vehicle Contract”), which accounted for approximately 66% of the Company’s installed base. The current Service Vehicle Contract with the SBC Companies expires on January 30, 2004 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies. Management currently believes that SBC intends to renew the Service Vehicle Contract for an additional year.

•	Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently, management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

•	Maintain and expand the Company’s direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintain and expand indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

There can be no assurances that any of these success factors will be realized or maintained.

2. Business Overview

     The Company develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of the calendar year 2001. The Company currently markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; Los Angeles, California; and Austin, Texas. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

     VMI provides minute-by-minute visibility into the activities of a mobile workforce via an extensive reporting system that provides real-time and exception-based reporting. Real-time reports provide information regarding a vehicle’s location, idling, stop time, speed and distance traveled. With real-time reporting, the user can view when an employee starts or finishes work, job site arrival times and site visit locations. In addition, exception reports allow the user to set various parameters within which vehicles must operate, and the system will report exceptions including speeding, extended stops, unscheduled stops, route deviations, visits to barred locations and excessive idling.

     The Company’s initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the SBC Companies under the Service Vehicle Contract. During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare®. During the first calendar quarter of 2001, the Company began marketing and selling 20/20V™, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

     On March 15, 2002, the Company completed the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the “Sale”). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V™, and TrackWare® asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service.

3. Basis of Presentation & Significant Accounting Policies

     The unaudited consolidated financial statements presented herein include those of Minorplanet Systems USA Inc. and its wholly-owned subsidiaries: HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K and Form 10-K/A for the year ended August 31, 2003. The accompanying consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Reverse Stock Split

     All shares and earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected December 3, 2003, as described in Note 8.

Revenue Recognition

     The Company recognizes revenue from its long haul trucking Series 5000 mobile units, TrackWare, and 20/20V products under the provisions of EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under EITF 00-21 and SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company has estimated such periods to range from three to ten years. The Company’s estimate of the life of a customer relationship is determined based upon the Company’s historical experience with its customers together with the Company’s estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions “Deferred product revenues – current portion” and “Deferred product revenues- non-current portion.” If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

     The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by EITF 00-21, SAB 101, and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under EITF 00-21 and SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to most customers of its VMI products over the contract term; therefore, in accordance with SAB 101, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery and vendor specific objective evidence of fair value for post contract services is not available. VMI product sales are recognized ratably over the customer contract term. Such terms range from one to five years. VMI product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the balance sheet under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.

     Service revenue generally commences upon product installation and customer acceptance, and is recognized ratably over the period such services are provided.

Stock Based Compensation

     The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense would be recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value based method of accounting described above, and has adopted the disclosure requirements of SFAS 123. In accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma net loss and net loss per share disclosures, as if the Company recorded compensation expense based on the fair value of stock-based awards, are presented below (in thousands, except per share data):

		Three months ended
		November 30,

		2003	2002

Net loss, as reported		$(3,280)	$(4,473)
Add: Stock-based employee compensation expense included in reported net income		—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(143)	(173)

Net loss, pro forma		$(3,423)	$(4,646)

Net loss per share - basic and diluted	As reported	$(0.34)	$(0.46)
	Pro-forma	$(0.35)	$(0.48)

4. Commitments and Contingencies

Product Warranty Guarantees

     The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

	For the Three	For the
	Months Ended	Year Ended
	November 30, 2003	August 31, 2003
Warranty product liability at beginning of period	$514	$491
Accruals for product warranties issued	56	371
Product replacements	(29)	(173)
Adjustments to pre-existing warranty estimates	14	(175)

Warranty product liability at end of period	$555	$514

Compromise Settlement Agreement

     During the first calendar quarter of 2001, the outsource manufacturer (the “Vendor”) that supplied substantially all of the Company’s finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity as the manufacturer of the Company’s products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the Vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The Vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The Company recorded a provision of $2.1 million during 2001 and an additional $0.1 million during the eight months ended August 31, 2002 as its estimate of the cost to be incurred to settle this litigation, of which $0.5 million was paid during 2001.

     On April 4, 2003, the Company and the Vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the Vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company’s obligation to make the final $1.7 million payment to the Vendor under the Compromise Settlement Agreement. Specifically, the Company agreed to issue to the Vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the Vendor for the remaining $1.7 million payable under the Compromise Settlement Agreement. The Company agreed to take delivery of the initial lot of 500 units within 30 days of the Company’s approval of the Vendor’s first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500-unit lot is due upon receipt of each shipment. As of November 30, 2003, the Company had not approved the Vendor’s first production article. However, the Company agreed to begin making monthly payments to the Vendor with respect to the final $1.7 million payment due to the Vendor under the Compromise Settlement Agreement. As of November 30, 2003, the remaining payable due to the Vendor under the Compromise Settlement Agreement was $1.4 million.

5. Related Party Transactions

     As of August 31, 2003, Minorplanet UK owned 62 percent of the Company’s outstanding common stock and thus controlled the Company. On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation, ending Minorplanet UK’s majority ownership position in the Company. As of November 30, 2003, Minorplanet UK retained 19.9 percent of the Company’s outstanding common stock.

     In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 3.9 million shares of the Company’s common stock at a price of $0.01 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company’s board of directors.

In addition, concurrently with these transactions, the Company also reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived certain approval rights granted to the Minorplanet UK Directors, including the right to appoint members to the Company’s board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1,760,000 of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

For the three months ended November 30,	2003	2002

Research and development costs	$250	$250
Contract service expenses	$—	$1,282

	$250	$1,532

	As of November 30,	As of August 31,
	2003	2003

Other current liabilities	$772	$553
Other non-current liabilities	$—	$1,760

     The Company currently pays Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The research and development costs in the above table represent the pro-rated annual fee for the three months ended November 30, 2002 and 2003.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1,760,000 unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1,760,000 in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1,760,000 executive consulting fees owed by the Company. Thus, the $1,760,000 liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. The offsetting credit is therefore reflected in additional paid-in capital on the Company’s Consolidated Balance Sheets.

     Other current liabilities in the above table primarily include the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of November 30, 2003 and August 31, 2003.

6. Segment Reporting

     The Company’s reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company’s two reportable segments are VMI and Network Service Center Systems (“NSC Systems”).

     During the last half of the 2001 calendar year, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the AVL marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications based cellular network to transmit data between the DCU’s and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

     Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the Service Vehicle Contract. Prior to the Sale to Aether, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare® and 20/20V™. Pursuant to the terms of the Sale, these products continued to use the Company’s Network Service Center to relay voice and messages between the mobile units and the customer’s dispatchers.

     On March 15, 2002, the Company completed the Sale to Aether of certain NSC Systems assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether.

     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. The following tables set forth segment financial information (in thousands).

	Three Months Ended November 30, 2003
	NSC Systems	VMI	Consolidated

Revenues	$5,190	$1,627	$6,817
Operating income (loss)	912	(3,757)	(2,845)
Interest expense	531	—	531
Interest income	10	104	114
Depreciation and amortization	437	701	1,138
Net income (loss)	391	(3,671)	(3,280)
Total assets	9,040	41,194	50,234
Capital expenditures	7	79	86
Other significant non-cash items:
Purchases of assets through capital leases	63	—	63

	Three Months Ended November 30, 2002
	NSC Systems	VMI	Consolidated

Revenues	$12,762	$867	$13,629
Operating income (loss)	3,822	(7,778)	(3,956)
Interest expense	530	—	530
Interest income	53	71	124
Depreciation and amortization	754	708	1,462
Net income (loss)	3,235	(7,708)	(4,473)
Total assets	29,121	43,826	72,947
Capital expenditures	128	82	210
Other significant non-cash items:
Purchases of assets through capital leases	94	—	94

7. Recent Accounting Pronouncements

     In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has determined that the provisions of EITF 00-21 did not have a material impact on its operating results or financial condition.

8. Nasdaq Listing Notice and Reverse Stock Split

     On October 8, 2003, the Company received notice from the Nasdaq Staff stating that the Company was not in compliance with Marketplace Rule 4310(c)(4), which requires the closing bid price of the Company’s common stock to be at least $1.00 per share. As Nasdaq had previously granted two 180-day extensions, the Company was given 90 additional calendar days, or until January 6, 2004, to demonstrate 10 consecutive trading days whereby the minimum bid price for the Company’s common stock closes at $1.00 per share or more.

     On October 9, 2003, the Company’s board of directors approved the amendment of Article IV of the Company’s certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company’s outstanding common stock. Effective November 7, 2003, Mackay Shields LLC (“Mackay”) and Erin Mills Investment Corporation (“Erin Mills”), stockholders collectively holding more than 50% of the Company’s outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, prior to the reverse stock split, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company’s common stock, respectively, which was approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company’s common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

     On November 12, 2003, the Company filed a Definitive Information Statement on Schedule 14C with the SEC, and mailed the Information Statement to stockholders of record as of November 7, 2003. On December 3, 2003, the Company announced that the one-for-five reverse stock split took effect at the opening of trading on the Nasdaq SmallCap Market. The reverse split reduced the Company’s outstanding shares of common stock to 9,669,832 from 48,349,161 shares previously outstanding. All shares and earnings per share amounts for all periods presented have been restated to reflect the reverse stock split.

     On December 17, 2003, Nasdaq notified the Company that it had complied with the Nasdaq requirement to record 10 consecutive trading days in which the Company’s common stock closed with a minimum bid price of $1.00 per share or higher and that the Company’s listing on the Nasdaq SmallCap Market is now in good standing.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK ”), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information ™ (“VMI”) product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

     VMI provides minute-by-minute visibility into the activities of a mobile workforce via an extensive reporting system that provides real-time and exception-based reporting. Real-time reports provide information regarding a vehicle’s location, idling, stop time, speed and distance traveled. With real-time reporting, the user can view when an employee starts or finishes work, job site arrival times and site visit locations. In addition, exception reports allow the user to set various parameters within which vehicles must operate, and the system will report exceptions including speeding, extended stops, unscheduled stops, route deviations, visits to barred locations and excessive idling.

     Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. (“SBC Companies”), pursuant to the service vehicle contract (the “Service Vehicle Contract” or “Contract”). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare® and 20/20V™.

     On March 15, 2002, the Company completed the sale to Aether Systems, Inc. (“Aether”) of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the “Sale”). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V™, and TrackWare® asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its HighwayMaster Series 5000 (“Series 5000”) customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. Hereinafter, Series 5000 units for which the Company provides network services are referred to as network services subscribers.

Results of Operations

Three Months Ended November 30, 2003, Compared to Three Months Ended November 30, 2002

     Total revenues for the three months ended November 30, 2003 decreased to $6.8 million from $13.6 million during the three months ended November 30, 2002 primarily due to a reduction in NSC Systems service and product revenues. NSC Systems revenues decreased from $12.8 million during the three months ended November 30, 2002 to $5.2 million during the three months ended November 30, 2003. The decrease in NSC Systems revenue was primarily attributable to the reduction in the number of NSC Systems network services subscriber units from 24,004 at November 30, 2002 to 9,342 as of November 30, 2003. This decrease in network services subscriber units was anticipated after the

Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue decreased from $10.2 million to $4.7 million during the three months ended November 30, 2002 and 2003, respectively. NSC Systems product revenue, including ratable product revenue, decreased from $2.6 million to $0.5 million during the same periods primarily due to the lower ratable product revenue recognition associated with the declining network subscriber unit base. New NSC Systems product sales during the three months ended November 30, 2003 were minimal consisting primarily of parts sales under the Service Vehicle Contract.

     VMI revenue increased from $0.9 million during the three months ended November 30, 2002 to $1.6 million during the three months ended November 30, 2003. Total unit sales decreased to approximately 700 units during the three months ended November 30, 2003 from approximately 1,750 during the same period of the prior fiscal year due primarily to a temporary reduction in sales personnel as management is actively working to revise the current sales model. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the three months ended November 30, 2003 is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base. As of November 30, 2003, total VMI deferred product revenue reflected on the Company’s balance sheet, net of amortization, was $8.8 million.

     Total gross profit margin of 41.9% for the three months ended November 30, 2003 was relatively consistent with the 41.0% gross profit margin during the three months ended November 30, 2002.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited, the operating subsidiary of Minorplanet UK, to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1,760,000 unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1,760,000 in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1,760,000 executive consulting fees owed by the Company. Thus, the $1,760,000 liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. The offsetting credit is therefore reflected in additional paid-in capital on the Company’s Consolidated Balance Sheets.

     Total operating expenses decreased to $5.7 million during the three months ended November 30, 2003 from $9.6 million during the same period in 2002. Sales and marketing expenses decreased from $4.2 million during the three months ended November 30, 2002 to $1.1 million during the three months ended November 30, 2003. The reduction in sales and marketing costs was primarily attributable to a $1.3 million decrease in executive and non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited and a temporary reduction in sales and marketing personnel, and related operating costs, as management is actively working to revise the current VMI sales model.

     General and administrative expenses decreased from $2.5 million during the three months ended November 30, 2002 to $2.1 million during the three months ended November 30, 2003 primarily due to personnel reductions and lower bad debt expense due to the implementation of tighter credit policies on VMI internal equipment leases. Customer service and engineering departmental expenses for the three months ended November 30, 2003 were relatively consistent with the same period during the prior year. Depreciation and amortization expense decreased to $1.1 million during the three months ended November 30, 2003 from $1.5 million during the same period in the prior year primarily due to several network service center assets becoming fully depreciated.

     Operating losses improved to $2.8 million during the three months ended November 30, 2003 from $4.0 million during the three months ended November 30, 2002. A $2.7 million decrease in gross profit margin, associated with the decrease in NSC Systems revenue discussed above, was offset by a $3.9 million decrease in operating expenses. The Company’s NSC Systems segment reported operating income of $0.9 million for the three months ended November 30, 2003, which was offset by the $3.7 million VMI segment operating loss.

Critical Accounting Policies and Estimates

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

     The significant accounting policies and estimates, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended August 31, 2003.

Liquidity and Capital Resources

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $2.5 million as of November 30, 2003. Net cash used in operating activities during the three months ended November 30, 2003 of $2.4 million was primarily attributable to the ongoing VMI operations. Interest paid on Senior Notes during the three months ended November 30, 2003 was $1.0 million.

     The Company has been unable to achieve the projected sales volumes under its current sales model. Management is actively working to revise the current sales model to achieve the volumes necessary for positive cash flow and eventual profitability. However, in order to continue as a going concern and ultimately achieve a profitable level of operations, the Company believes it will need a minimum of $5 million in additional capital resources to sustain its normal operations for the next twelve months. To that end, the Company is actively seeking additional funding. The Company may obtain the funds in the form of stock issuance, debt securities, or a combination of the two, or otherwise. The sale of additional equity or convertible debt securities would result in additional dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, holders of these securities could obtain certain rights and preferences senior to holders of the Company’s common stock, as well as restrict the Company’s operations. There can be no assurance that additional financing will be available or available on commercially acceptable terms. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company believes the VMI license rights will provide the Company significant marketing potential of the licensed VMI technology, enhancing future results of operations and reducing the need for capital resources to develop similar technology. The licensor, Minorplanet Limited, is solely responsible for future developments and enhancements of the VMI technology under the VMI license. As a result of the sale to Aether Systems, Inc. (“Aether”) of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company’s network until January 30, 2005.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise additional capital resources.

•	Renewal of the service vehicle contract with SBC. At November 30, 2003, the Company had approximately 33,000 units in service with the member companies of SBC Communications, Inc. (“SBC Companies”), pursuant to the service vehicle contract (the “Service Vehicle Contract”), which accounted for approximately 66% of the Company’s installed base. The current Service Vehicle Contract with the SBC Companies expires on January 30, 2004 and may be renewed under the same terms for an additional one-year term at the option of the SBC Companies. Management currently believes that SBC intends to renew the Service Vehicle Contract for an additional year.

•	Significant market acceptance of the VMI product line in the U.S. Management believes the market for products such as VMI represents a total potential of approximately 20 million vehicles. Currently,

management believes this market is approximately five percent penetrated with asset tracking and vehicle information management solutions.

•	Maintain and expand the Company’s direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintain and expand indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase VMI.

There can be no assurances that any of these success factors will be realized or maintained.

Recent Accounting Pronouncements

     In May 2003, the Emerging Issues Task Force (“EITF”) reached consensus on EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has determined that the provisions of EITF 00-21 did not have a material impact on its operating results or financial condition.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to market risk associated with its cash and cash equivalents due to the short-term nature of these investments. The Company’s 13 ¾% Senior Notes due September 15, 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

Forward Looking Statements

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company’s actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures, which it has designed to ensure that material information related to the Company, including its consolidated subsidiaries, is made known to the Company’s disclosure committee on a regular basis. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Operating Officer (“COO”) and Chief Accounting Officer (“CAO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of November 30, 2003. Based on this evaluation, the COO and CAO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - See the attached Index to Exhibits.

(b)	Reports on Form 8-K. The following current reports on Form 8-K have been filed by the Company subsequent to August 31, 2003:

1) On October 14, 2003, the Company reported under Item 5 the closing of the transactions reported in the Form 8-K filed by the Company on August 27, 2003.

2) On October 23, 2003, the Company reported under Item 5: (1) the Company’s receipt of notice from the Nasdaq Staff indicating that: (a) the Company was not in compliance with the Nasdaq Marketplace Rule 4310(c)(4) which requires that the closing bid price of the Company’s common stock be at least $1.00 per share; (b) if the Company failed to demonstrate 10 consecutive trading days whereby the minimum bid price of the Company’s common stock closes at $1.00 per share or more prior to January 6, 2004, the Company’s common stock would be delisted; (2) the Company’s intention to effect a reverse stock split to comply with the minimum bid price rule.

(3) On December 30, 2003, the Company reported under Item 5 that the Company had received notice from the Nasdaq Staff on December 17, 2003 stating that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) and that the Company’s listing on the Nasdaq SmallCap Market was in good standing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINORPLANET SYSTEMS USA, INC.

Date: January 12, 2004

	By:	/s/ W. Michael Smith

W. Michael Smith
Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Robert Gray

Robert Gray
Chief Accounting Officer
(Principal Financial & Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE

2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (21)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (22)

3.1	-	Restated Certificate of Incorporation of the Company, as amended (29)

3.2	-	Second Amended and Restated By-Laws of the Company (20)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

4.2	-	Indenture dated September 23, 1997 by and among the Company, HighwayMaster Corporation and Texas Commerce Bank, National Association (the “Indenture”) (8)

4.3	-	First Supplemental Indenture, dated June 20, 2001, to the Indenture. (28)

4.4	-	Pledge Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney Inc. (8)

4.5	-	Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc. (8)

4.9	-	Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc. (8)

10.1	-	Registration Rights Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated as of June 21, 2001 (23)

10.2	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (20)

10.3	-	Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994. (1) (4) (5)

10.4	-	Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan (24)

10.5	-	Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan (25)

10.6	-	Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan (30)

10.7	-	Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka (10)

10.8	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.9	-	Software Transfer Agreement, dated April 25, 1997, between HighwayMaster Corporation and Burlington Motor Carriers, Inc. (6)(7)

10.10	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (9)

10.11	-	Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith. (10)

10.12	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (11)(12)

10.13	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (11)(12)

10.14	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

10.15	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999

EXHIBIT
NUMBER		TITLE

(11)(12)

10.16	-	Stock Option Agreement dated June 24, 1999, by and between the Company and J. Raymond Bilbao (13)

10.17	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (13)(14)

10.18	-	Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao (15)

10.19	-	Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith (15)

10.20	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (16)

10.21	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (17) (18)

10.22	-	Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd. (18)

10.23	-	Stock Option Agreement dated July 18, 2001, by and between the Company and J. Raymond Bilbao (19)

10.24	-	Stock Option Agreement dated June 21, 2001, by and between the Company and J. Raymond Bilbao (19)

10.25	-	Stock Option Agreement dated July 18, 2001, by and between the Company and W. Michael Smith (19)

10.26	-	Stock Option Agreement dated June 21, 2001, by and between the Company and W. Michael Smith (19)

10.27	-	Employment Agreement, dated June 21, 2001, between J. Raymond Bilbao and the Company (20)

10.28	-	Employment Agreement, dated June 21, 2001, between W. Michael Smith and the Company (20)

10.29	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (27) (28)

10.30	-	Agreement and General Release Between the Company and Todd A. Felker dated October 8, 2002 (31)

10.31	-	Agreement and Mutual Release Between the Company and Jana A. Bell dated September 24, 2002 (31)

10.32	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (32)

10.33	-	Binding Letter Agreement by and among Minorplanet Systems USA, Inc., Minorplanet Systems, PLC and Minorplanet Limited, dated August 15, 2003 (34)

10.34	-	Stock Repurchase Option Agreement by and between Minorplanet Systems USA, Inc. and The Erin Mills Investment Corporation, dated as of August 15, 2003 (34)

10.35	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (34)

10.36	-	Anti-Dilution Agreement by and between Minorplanet Systems USA, Inc. and Minorplanet Systems PLC dated October 6, 2003 (34)

10.37	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (34)

11.0	-	Statement Regarding Computation of Per Share Earnings (36)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (35)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley

EXHIBIT
NUMBER		TITLE

Act of 2002, by W. Michael Smith, Chief Operating Officer (Principal Executive Officer) (36)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting Officer (Principal Financial and Accounting Officer) (36)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Chief Operating Officer (Principal Executive Officer) (36)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert Gray, Chief Accounting Officer (Principal Financial and Accounting Officer) (36)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (35)

(1)	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

(2)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3)	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(a)(4).

(5)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1996.

(6)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(7)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1997.

(8)	Filed in connection with the Company’s Registration Statement on Form S-4, as amended (No. 333-38361).

(9)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

(10)	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

(11)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

(12)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

(13)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(14)	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

(15)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1999.

(16)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

(17)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

(18)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

(19)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 2001.

(20)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2001.

(21)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

(22)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

(23)	Filed in connection with the Company’s Form S-3 Registration Statement filed with the SEC on October 10, 2001 (File No. 333-71340).

(24)	Incorporated by reference to Exhibit A to the proxy statement contained in the Company’s Definitive Schedule 14A with the SEC on April 25, 2000.

(25)	Incorporated by reference to Exhibit F to the proxy statement contained in the Company’s Definitive Schedule 14A filed with the SEC on May 11, 2001.

(26)	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(27)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

(28)	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(29)	Incorporated by reference to Exhibit A to the information statement contained in the Company’s Definitive Schedule 14C filed with the SEC on June 27, 2002.

(30)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2002.

(31)	Filed in connection with the Company’s Form 10-K Transition Report for the eight-month period ended August 31, 2002.

(32)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

(33)	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2003.

(34)	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

(35)	Filed in connection with the Company’s Form 10-K Annual Report for the year ended August 31, 2003.

(36)	Filed herewith.