Form 10-Q
period 2004-02-29
MINORPLANET SYSTEMS USA INC
filed 2004-04-14
CIK 944400

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class	April 12, 2004

Common Stock, $.01 par value	9,672,420

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets at February 29, 2004 (Unaudited) and August 31, 2003	4
	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended February 29, 2004 and February 28, 2003	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended February 29, 2004 and February 28, 2003	6
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended February 29, 2004 and February 28, 2003	7
	Notes to Condensed Consolidated Financial Statements	8-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	25
Item 6	Exhibits and Reports on Form 8-K	25
Signatures		26

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	February 29,	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,192	$5,105
Accounts receivable, net	3,234	4,710
Inventories	1,268	2,190
Deferred product costs - current portion	1,373	1,600
Lease receivables and other current assets, net	738	1,081

Total current assets	9,805	14,686
Network, property, equipment and software, net	3,112	3,865
Deferred product costs - non-current portion	1,853	2,429
License rights, net	32,178	33,485
Lease receivables and other assets, net	1,457	1,635

Total assets	$48,405	$56,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities not subject to compromise:
Accounts payable	$192	$1,703
Telecommunications costs payable	410	2,500
Accrued interest payable	—	903
Deferred product revenues - current portion	3,109	3,316
Other current liabilities	1,828	5,511

Total current liabilities not subject to compromise	5,539	13,933
Liabilities subject to compromise (Note 1)	20,419	—
Long-term liabilities not subject to compromise:
Deferred product revenues - non-current portion	5,142	6,217
Senior notes and other notes payable	—	14,316
Other non-current liabilities	360	2,144

Total long-term liabilities not subject to compromise	5,502	22,677

Total liabilities	31,460	36,610
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common Stock	97	484
Preferred Stock - Series E	—	—
Additional paid-in capital	221,069	218,601
Accumulated deficit	(203,659)	(199,033)
Treasury stock	(562)	(562)

Total stockholders’ equity	16,945	19,490

Total liabilities and stockholders’ equity	$48,405	$56,100

See accompanying notes to condensed consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended		Six months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenues:
Product	$303	$563	$623	$1,177
Ratable product	1,344	2,672	2,756	5,349
Service	4,320	8,810	9,405	19,147

Total revenues	5,967	12,045	12,784	25,673

Cost of revenues:
Product	176	431	565	1,078
Ratable product	614	1,929	1,332	3,893
Service	2,150	4,485	5,003	9,908

Total cost of revenues	2,940	6,845	6,900	14,879

Gross profit	3,027	5,200	5,884	10,794

Expenses:
General and administrative	1,549	2,534	3,649	5,037
Customer service	466	1,045	1,348	1,985
Sales and marketing	583	3,612	1,724	7,792
Engineering	427	438	869	903
Depreciation and amortization	1,081	1,451	2,219	2,913

	4,106	9,080	9,809	18,630

Operating loss	(1,079)	(3,880)	(3,925)	(7,836)
Interest income	116	130	229	254
Interest expense	(371)	(529)	(901)	(1,059)
Other income (expense)	353	(125)	336	(236)

Loss before reorganization items	(981)	(4,404)	(4,261)	(8,877)
Reorganization items (Note 1)	(365)	—	(365)	—

Net loss	$(1,346)	$(4,404)	$(4,626)	$(8,877)

Basic and diluted loss per share:
Net loss per share	$(0.14)	$(0.46)	$(0.48)	$(0.92)

Weighted average number of shares outstanding:
Basic and diluted	9,671	9,670	9,671	9,670

See accompanying notes to condensed consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six months ended
	February 29,	February 28,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,626)	$(8,877)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense	365	—
Depreciation and amortization	912	1,605
Loss on equipment retired	94	114
Amortization of license rights	1,307	1,308
Amortization of discount on notes payable	30	30
Non-cash stock compensation	11	—
Provision for bad debts	726	890
Amortization of deferred service revenues	(170)	(4,717)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,202	1,547
Decrease (increase) in inventory	922	(1,134)
Decrease in deferred product costs	803	1,998
Decrease (increase) in lease receivables and other assets	69	(454)
(Decrease) increase in accounts payable	(1,511)	282
Decrease in deferred product revenues	(1,282)	(686)
(Decrease) increase in accrued expenses and other liabilities	(6,552)	77

Net cash used in operating activities before reorganization items	(7,700)	(8,017)
Reorganization items:
Reorganization expense	(365)	—
Reclassification of long-term debt subject to compromise	(14,303)	—
Increase in post-petition restructuring accruals	310	—
Increase in liabilities subject to compromise	20,419	—

Net cash used in operating activities	(1,639)	(8,017)
Cash flows from investing activities:
Additions to network, property, equipment and software	(190)	(307)
Purchases of short-term investments	—	(5,496)
Redemptions of short-term investments	—	12,673

Net cash (used in) provided by investing activities	(190)	6,870

Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Proceeds from sale of service contract	—	650
Payments on capital leases	(88)	(50)

Net cash (used in) provided by financing activities	(84)	600

Decrease in cash and cash equivalents	(1,913)	(547)

Cash and cash equivalents, beginning of period	5,105	10,413

Cash and cash equivalents, end of period	$3,192	$9,866

Supplemental cash flow information:
Interest paid	$996	$994

Non-cash investing activities:
Purchases of assets through capital leases	$63	$124

Conversion of related party liability to capital contribution	$2,066	$—

See accompanying notes to condensed consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share information)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Stockholders’ equity at August 31, 2003	1	$—	48,424,960	$484	$218,601	75,799	$(562)	$(199,033)	$19,490
Net loss								(4,626)	(4,626)
Related party capital contribution					2,066				2,066
Reverse stock split			(38,739,968)	(387)	387	(60,639)	—		—
Exercise of stock options			2,588	—	4				4
Deferred stock compensation					11				11

Stockholders’ equity at February 29, 2004	1	$—	9,687,580	$97	$221,069	15,160	$(562)	$(203,659)	$16,945

See accompanying notes to condensed consolidated financial statements.

MINORPLANET SYSTEMS USA, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Reorganization and Going Concern Uncertainty

Voluntary Bankruptcy Filing

     On February 2, 2004, (the “Commencement Date”), Minorplanet Systems USA Inc., a Delaware corporation (the “Company”), and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. The Company has remained in possession of its assets and is operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. As “debtors-in-possession”, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without obtaining approval from the Bankruptcy Court.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. Unless otherwise ordered by the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization to be filed by the Company. The Bankruptcy Court has established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest is May 10, 2004. Thus, the aggregate amount of all pre-petition claims is not known at this time.

     Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Upon rejection of an executory contract or unexpired lease, the debtor is generally excused from further performance under the contract. The contracting party will have a claim for the debtor’s failure to perform as if the breach of contract occurred immediately prior to the filing of the bankruptcy petition. Contracting parties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for damages, if any, relating to such rejections. The Company cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts or unexpired leases that have been or may be rejected.

     The United States Trustee has appointed an official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. There can be no assurance that the Creditor’s Committee will support the Company’s positions or ultimate plan of reorganization, once proposed, and disagreements between the Creditor’s Committee and the Company could protract the Chapter 11 cases and could negatively impact the Company’s ability to operate during the Chapter 11 cases.

     In order to successfully emerge from Chapter 11 bankruptcy, the Company will need to propose a plan of reorganization and obtain confirmation of the plan of reorganization by the Bankruptcy Court. For the first 120 days after the Commencement Date, and if no trustee is appointed, the Company has the exclusive right to file a plan of reorganization in accordance with the Bankruptcy Code. If the Company fails to file a plan of reorganization within this period (or any extended period approved by the Bankruptcy Court), or if such reorganization plan is not accepted by the required number of creditors within the applicable time period, any party in interest may subsequently file its own plan of reorganization. Although the Company intends to file its plan of reorganization timely and expects the plan will fully satisfy all creditor claims, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business, creditors, or stockholders, when the Company may emerge from bankruptcy, or what the disposition will be of any claims against the Company. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     Any plan of reorganization that is ultimately approved by the Creditors Committee and confirmed by the Bankruptcy Court will likely result in the substantial dilution of the Company’s existing stockholders. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities.

Commitment for Debtor-in-Possession Financing

     The Company has received a minimum commitment for $1.3 million of debtor-in-possession financing, subject to Bankruptcy Court approval. The $1.3 million convertible promissory note principal balance is due 36 months from the date of closing, with an annual interest rate of 12 percent. The Company is required to pay 36 monthly accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from closing. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty.

     The lender may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock, discounted at a rate of 20 percent of the market value if the election is made within the initial year of the loan or 15 percent of the market value if the election is made thereafter. Market value for purposes of conversion is defined as the average trading price of the common stock five days before and five days after the date the lender elects to exercise the conversion. The Company intends to obtain approval of the debtor-in-possession financing upon confirmation of its plan of reorganization.

Accounting Impact of Voluntary Bankruptcy Filing

     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In accordance with SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimated amount that will ultimately be allowed by the Bankruptcy Court. As of February 29, 2004, the Company’s pre-petition liabilities subject to compromise were as follows (in thousands):

Accounts payable and other claims	$5,211
13.75% Senior notes payable, face amount $14,333,000 due September 15, 2005; effective interest rate of 13.84%; at accreted value	14,238
Accrued interest payable on senior notes	745
Capital lease obligations	225

Total liabilities subject to compromise	$20,419

     Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements of periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business should be reported separately as reorganization items pursuant to SOP 90-7. Total reorganization items incurred to date by the Company are as follows (in thousands):

For the three
months ended
February 29, 2004
Professional fees	$365

     In accordance with SOP 90-7, the Company stopped accruing interest on its 13.75% senior notes payable due September 15, 2005 as of the Commencement Date. Total interest expense not accrued for the post-petition period after the Commencement Date through February 29, 2004 was approximately $160,000.

     As part of the current plan of reorganization, the Company is required to accept, accept as modified, or reject all executory contracts including the Vehicle Management Information (“VMI”) license rights. In the event the Company elects and obtains approval from the Bankruptcy Court to accept as modified or reject the VMI license rights, such action would result in a material decrease in the carrying value of the license rights. Currently, the Company cannot determine the potential decrease in the carrying value of the license rights should the Company elect and obtain approval from the Bankruptcy Court to accept as modified the VMI license rights. Should the Company elect and obtain approval from the Bankruptcy Court to reject the VMI license rights, a loss of substantially all of the carrying value of the VMI license rights would be recognized. As of February 29, 2004, the carrying value of the license rights was $32.2 million.

     The unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the ongoing Chapter 11 reorganization cases. The unaudited condensed consolidated financial statements do not present the amount which will ultimately be paid to settle all liabilities and contingencies which may be required in the Chapter 11 reorganization. The Company intends to file its reorganization plan in the near future at which time it will be subject to approval by the required creditors and the Bankruptcy Court.

     Due to the ongoing Chapter 11 reorganization cases, the outcome of which is not presently determinable, the unaudited condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     As a result of the items discussed above, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability of the Company to ultimately achieve positive results of operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recorded amounts or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the bankruptcy reorganization, or the effect of any changes, which may be made in connection with the Company’s operations resulting from the plan of reorganization.

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

     The Company’s initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. (“SBC Companies”), pursuant to the service vehicle contract (the “Service Vehicle Contract”). During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare®. During the first calendar quarter of 2001, the Company began marketing and selling 20/20V™, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

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

3. Basis of Presentation & Significant Accounting Policies

     The unaudited condensed consolidated financial statements presented herein include those of Minorplanet Systems USA Inc. and its wholly-owned subsidiaries: HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K and Form 10-K/A for the year ended August 31, 2003. The accompanying condensed consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Reverse Stock Split

     All shares and earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected December 3, 2003, as described in Note 8.

Revenue Recognition

     The Company recognizes revenue from its long haul trucking Series 5000 mobile units under the provisions of EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). Under EITF 00-21 and SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. These criteria include requirements for a separate earnings process, fair value determinations, and that the delivery of future products or services under the arrangement are not required for the delivered items to serve their intended purpose. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company estimated such periods to range from three to ten years. The Company’s estimate of the life of a customer relationship is determined based upon the Company’s historical experience with its customers together with the Company’s estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues- non-current portion.” If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the three criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

     The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by EITF 00-21, SAB 101, and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under EITF 00-21 and SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to most customers of its VMI products over the contract term; therefore, in accordance with SAB 101, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery and vendor specific objective evidence of fair value for post contract services is not available. VMI product sales are recognized ratably over the customer contract term. Such terms range from one to five years. VMI product sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.

     Service revenue generally commences upon product installation and customer acceptance, and is billed and recognized during the period such services are provided.

Stock Based Compensation

     The Company applies the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense would be recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 3, 2003, the Company effected a reverse stock split (see Note 8) at which time the terms of all outstanding stock options were not adjusted triggering variable accounting for such options in accordance with Emerging Issues Task Force 00-23. Thus, compensation cost associated with these stock options will be measured and accrued at the end of each accounting period at the amount by which the quoted market value of the Company’s stock exceeds the stock option exercise price.

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

		Three months ended		Six months ended
		February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net loss, as reported		$(1,346)	$(4,404)	$(4,626)	$(8,877)
Add: Stock-based employee compensation expense included in reported net income		11	—	11	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(138)	(178)	(281)	(351)

Net loss, pro forma		$(1,473)	$(4,582)	$(4,896)	$(9,228)

Net loss per share - basic and diluted	As reported	$(0.14)	$(0.46)	$(0.48)	$(0.92)
	Pro-forma	$(0.15)	$(0.47)	$(0.51)	$(0.95)

4. Cash and cash equivalents

     Cash and cash equivalents of $3.2 million at February 29, 2004 included $475,000 in cash held in escrow accounts on behalf of the Company by third parties providing professional services for the Company during the ongoing bankruptcy proceedings. The Bankruptcy Court has not yet approved payment for such professional services.

5. Commitments and Contingencies

Product Warranty Guarantees

     The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Other current liabilities” and “Other non-current liabilities” in the accompanying Condensed Consolidated Balance Sheets, are summarized below (in thousands).

	For the Six	For the
	Months Ended	Year Ended
	February 29, 2004	August 31, 2003
Warranty product liability at beginning of period	$514	$491
Accruals for product warranties issued	93	371
Product replacements	(98)	(173)
Adjustments to pre-existing warranty estimates	29	(175)

Warranty product liability at end of period	$538	$514

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

     On April 4, 2003, the Company and the Vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the Vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company’s obligation to make the final $1.7 million payment to the Vendor under the Compromise Settlement Agreement. Specifically, the Company agreed to issue to the Vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the Vendor for the remaining $1.7 million payable under the Compromise Settlement Agreement. The Company agreed to take delivery of the initial lot of 500 units within 30 days of the Company’s approval of the Vendor’s first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500-unit lot is due upon receipt of each shipment. As of February 29, 2004, the Company had not approved the Vendor’s first production article. However, prior to the filing of the bankruptcy petition on February 2, 2004, the Company had agreed to begin making monthly payments to the Vendor with respect to the final $1.7 million payment due to the Vendor under the Compromise Settlement Agreement. Such monthly payments ceased upon filing of the bankruptcy petition and the remaining payable due to the Vendor under the Compromise Settlement Agreement of $1.3 million is included in “Liabilities subject to compromise” on the Company’s Condensed Consolidated Balance Sheet at February 29, 2004.

6. Related Party Transactions

     As of August 31, 2003, Minorplanet UK owned 62 percent of the Company’s outstanding common stock and thus controlled the Company. On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation, ending Minorplanet UK’s majority ownership position in the Company. As of February 29, 2004, Minorplanet UK retained 19.9 percent of the Company’s outstanding common stock.

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

In addition, concurrently with these transactions, the Company also reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived certain approval rights granted to the Minorplanet UK Directors, including the right to appoint members to the Company’s board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.76 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Research and development costs	$250	$250	$500	$500
Contract service expenses	$—	$1,177	$—	$2,459
Inventory and other purchases	$—	$154	$—	$185
Product sales	$21	$—	$23	$—

	As of February 29,	As of August 31,
	2004	2003
Other current liabilities	$83	$553
Liabilities subject to compromise	$583	$—
Other non-current liabilities	$—	$1,760

     The Company currently pays Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The research and development costs in the above table represent the pro-rated annual fee for the applicable periods presented.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1.76 million in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Condensed Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet UK for non-executive consulting costs was converted to a capital contribution during the six months ended February 29, 2004. The offsetting credits have been reflected in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

     Other current liabilities in the above table included the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of August 31, 2003. As of February 29, 2004, liabilities subject to compromise and other current liabilities in the above table include accruals for research and development costs.

7. Segment Reporting

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

	Three Months Ended February 29, 2004				Three Months Ended February 28, 2003
			Reorganization
	NSC Systems	VMI	Items	Consolidated	NSC Systems	VMI	Consolidated
Revenues	$4,321	$1,646		$5,967	$10,822	$1,223	$12,045
Operating income (loss)	1,292	(2,371)		(1,079)	3,276	(7,156)	(3,880)
Interest expense	371	—		371	529	—	529
Interest income	4	112		116	32	98	130
Depreciation and amortization	378	703		1,081	743	708	1,451
Net income (loss)	1,315	(2,296)	(365)	(1,346)	2,779	(7,183)	(4,404)
Total assets	8,825	39,580		48,405	22,436	45,150	67,586
Capital expenditures	—	103		103	42	55	97
Other significant non-cash items:
Purchases of assets through capital leases	—	—		—	30	—	30

	Six Months Ended February 29, 2004				Six Months Ended February 28, 2003
			Reorganization
	NSC Systems	VMI	Items	Consolidated	NSC Systems	VMI	Consolidated
Revenues	$9,511	$3,273		$12,784	$23,583	$2,090	$25,673
Operating income (loss)	2,203	(6,128)		(3,925)	7,098	(14,934)	(7,836)
Interest expense	901	—		901	1,059	—	1,059
Interest income	13	216		229	85	169	254
Depreciation and amortization	815	1,404		2,219	1,496	1,417	2,913
Net income (loss)	1,706	(5,967)	(365)	(4,626)	6,014	(14,891)	(8,877)
Total assets	8,825	39,580		48,405	22,436	45,150	67,586
Capital expenditures	8	182		190	170	137	307
Other significant non-cash items:
Purchase of assets through capital leases	63	—		63	124	—	124

8. Nasdaq Listing Notice and Reverse Stock Split

     On October 8, 2003, the Company received notice from the Nasdaq Listings Qualifications Staff stating that the Company was not in compliance with Marketplace Rule 4310(c)(4), which requires the closing bid price of the Company’s common stock to be at least $1.00 per share. As Nasdaq had previously granted two 180-day extensions, the Company was given 90 additional calendar days, or until January 6, 2004, to demonstrate 10 consecutive trading days whereby the minimum bid price for the Company’s common stock closes at $1.00 per share or more.

     On October 9, 2003, the Company’s board of directors approved the amendment of Article IV of the Company’s certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company’s outstanding common stock. On November 7, 2003, Mackay Shields LLC (“Mackay”) and Erin Mills Investment Corporation (“Erin Mills”), stockholders collectively holding more than 50% of the Company’s outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, prior to the reverse stock split, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company’s common stock, respectively, which was approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company’s common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

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

     On December 17, 2003, Nasdaq notified the Company that it had complied with the Nasdaq requirement to record 10 consecutive trading days in which the Company’s common stock closed with a minimum bid price of $1.00 per share or higher and that the Company’s listing on the Nasdaq SmallCap Market was in good standing.

     On February 2, 2004, the Company also received a letter from the Nasdaq Listing Qualifications Staff indicating that, as a result of the Company’s Chapter 11 bankruptcy filing (See Note 1) in accordance with the Staff’s authority under Nasdaq Marketplace Rules 4330(a)(1) and 4300, the Company’s securities would be delisted from The Nasdaq Stock Market at the opening of business on Feb. 11, 2004, unless the Company requested a hearing in accordance with the Marketplace Rule 4800 Series. The Company requested and attended an oral hearing on March 11, 2004 before the Nasdaq Listing Qualifications Panel to appeal the Staff’s decision in accordance with Marketplace Rule 4800 Series. At the time of the filing of this Form 10-Q, the Company had not yet received notification from the Nasdaq Listing Qualifications Panel of its decision.

9. Change in Principal Independent Public Accountants

     On March 15, 2004, the Audit Committee of the Board of Directors of the Company approved the dismissal of and dismissed Deloitte Touche LLP (“Deloitte”) who previously served as the Company’s principal independent public accountants.

     On November 7, 2003 Deloitte completed its audit of the consolidated financial statements of the Company as of August 31, 2003 and 2002, and for the fiscal year ended August 31, 2003 and the eight month period ended August 31, 2002, and issued a report thereon dated November 7, 2003 which expressed an unqualified opinion and included explanatory paragraphs concerning the Company’s ability to continue as a going concern (the “November 7, 2003 Report”). The November 7, 2003 Report is included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 which was previously filed by the Company with the Securities and Exchange Commission (the “Commission”) on December 1, 2003.

     Except as contained in Deloitte’s November 7, 2003 Report, Deloitte’s reports on the consolidated financial statements of the Company for the eight month transition period ended August 31, 2002 and for the fiscal year ended August 31, 2003 do not contain an adverse opinion or disclaimer of opinion or a qualification or modification as to uncertainty, audit scope or accounting principles.

     During the Company’s two most recent fiscal years and through March 19, 2004, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     On March 19, 2004, following their review of the Company’s disclosure contained herein in response to Item 304(a) of Regulation S-K, Deloitte furnished the Company with a letter addressed to the Commission stating that it agrees with the statements made by the Company contained herein in response to Item 304(a) of Regulation S-K.

     On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP (“BDO”), to serve as the Company’s principal independent public accountants to audit the Company’s financial statements for the fiscal year 2004, subject to the final approval of the United States Bankruptcy Court for the Northern District of Texas (Dallas Division).

     During the Company’s two most recent fiscal years and through March 19, 2004, the Company did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K. See Form 8-K filed by the Company on March 19, 2004 that contains additional information.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among Minorplanet Systems USA Inc., a Delaware corporation (the “Company”), Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information ™ (“VMI”) product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace, which the Company believes represents a total U.S. market of approximately 20 million vehicles.

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

Bankruptcy Proceedings

     On February 2, 2004, (the “Commencement Date”), the “Company”, and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. The Company has remained in possession of its assets and is operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. As “debtors-in-possession”, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without obtaining approval from the Bankruptcy Court.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. Unless otherwise ordered by the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization to be filed by the Company. The Bankruptcy Court has established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest is May 10, 2004. Thus, the aggregate amount of all pre-petition claims is not known at this time.

     Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Upon rejection of an executory contract or unexpired lease, the debtor is generally excused from further performance under the contract. The contracting party will have a claim for the debtor’s failure to perform as if the breach of contract occurred immediately prior to the filing of the bankruptcy petition. Contracting parties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for damages, if any, relating to such rejections. The Company cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts or unexpired leases that have been or may be rejected.

     In accordance with of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company’s pre-petition liabilities that are subject to compromise have been reclassified and reported separately on the balance sheet at an estimated amount that will ultimately be allowed by the Bankruptcy Court. See Note 1 to the Company’s unaudited condensed consolidated financial statements.

     The United States Trustee has appointed an official committee of unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. There can be no assurance that the Creditor’s Committee will support the Company’s positions or ultimate plan of reorganization, once proposed, and disagreements between the Creditor’s Committee and the Company could protract the Chapter 11 cases and could negatively impact the Company’s ability to operate during the Chapter 11 cases.

     In order to successfully emerge from Chapter 11 bankruptcy, the Company will need to propose a plan of reorganization and obtain confirmation of the plan of reorganization by the Bankruptcy Court. For the first 120 days after the Commencement Date, and if no trustee is appointed, the Company has the exclusive right to file a plan of reorganization in accordance with the Bankruptcy Code. If the Company fails to file a plan of reorganization within this period (or any extended period approved by the Bankruptcy Court), or if such reorganization plan is not accepted by the required number of creditors within the applicable time period, any party in interest may subsequently file its own plan of reorganization. Although the Company intends to file its plan of reorganization timely and expects the plan will fully satisfy all creditor claims, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business, creditors, or stockholders, when the Company may emerge from bankruptcy, or what the disposition will be of any claims against the Company. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     Any plan of reorganization that is ultimately approved by the Creditors Committee and confirmed by the Bankruptcy Court will likely result in the substantial dilution of the Company’s existing stockholders. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities.

     Due to the ongoing Chapter 11 reorganization cases, the outcome of which is not presently determinable, the unaudited condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     As a result of the items discussed above, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability of the company to ultimately achieve positive results of operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recorded amounts or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the bankruptcy reorganization, or the effect of any changes, which may be made in connection with the Company’s operations resulting from the plan of reorganization.

Results of Operations

Three Months Ended February 29, 2004, Compared to Three Months Ended February 28, 2003

     Revenue decreased from $12.0 million during the three months ended February 28, 2003 to $6.0 million during the three months ended February 29, 2004 primarily due to a $6.5 million reduction in NSC Systems revenue. NSC Systems service revenues decreased from $8.5 million during the three months ended February 28, 2003 to $4.0 million during the three months ended February 29, 2004 primarily due to the anticipated reduction in the number of NSC Systems network services subscriber units from 20,261 at February 28, 2003 to 6,420 as of February 29, 2004. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. The number of active units under the Service Vehicle Contract with SBC decreased from 34,479 at February 28, 2003 to 32,528 at February 29, 2004 also contributing to the drop in NSC Systems service revenue. NSC Systems product revenue, including ratable product revenue, decreased from $2.3 million during the three months ended February 28, 2003 to $0.3 million during the three months ended February 29, 2004 primarily due to the lower ratable product revenue recognition associated with the declining network subscriber unit base. New NSC Systems product sales during the three months ended February 29, 2004 were minimal consisting primarily of part sales under the Service Vehicle Contract.

     VMI revenue increased to $1.6 million during the three months ended February 29, 2004 from $1.2 million during the three months ended February 28, 2003. Total unit sales decreased to 530 units during the three months ended February 29, 2004 from 1,450 units sold during the same period of the previous fiscal year due primarily to a temporary reduction in sales personnel as management is actively working to revise the current sales model. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the three months ended February 29, 2004 is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base. As of February 29, 2004, total VMI deferred product revenue reflected on the Company’s balance sheet, net of amortization, was $8.0 million.

     Total gross profit margin increased to 51% during the three months ended February 29, 2004 in comparison to 43% during the same period of the previous fiscal year. The improvement in gross profit margin was primarily due to higher product margins on VMI sales and a decrease in VMI airtime service costs due to cost reduction efforts and credits obtained from airtime providers. Also contributing to the improved margin was a decrease in network subscriber unit ratable gross profit recognition (network subscriber product sales have historically low margins) due to the network subscriber unit churn discussed above.

     Total operating expenses decreased to $4.1 million during the three months ended February 29, 2004 from $9.1 million during the three months ended February 28, 2003. During the same respective periods, sales and marketing costs decreased from $3.6 million to $0.6 million primarily due to a $1.2 million decrease in executive and non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited and the temporary reduction in sales and marketing personnel, and related operating costs, discussed above. General and administrative expenses decreased from $2.5 million during the three months ended February 28, 2003 to $1.5 million during the three months ended February 29, 2004 primarily due to personnel reductions, a decrease in professional fees (non-reorganization items) and other expenses associated with cost-cutting efforts, and a reversal of property tax accruals. During the three months ended February 29, 2004, the Company reversed property tax accruals of approximately $0.3 million in order to properly reflect the Company’s liability due to recent changes in Texas property tax laws. Customer service expenses decreased to $0.5 million during the three months ended February 29, 2004 from $1.0 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts.

     Depreciation and amortization expense decreased to $1.1 million during the three months ended February 29, 2004 from $1.5 million during the same period in the prior year primarily due to several network service center assets becoming fully depreciated.

     Operating losses improved to $1.1 million during the three months ended February 29, 2004 from $3.9 million during the three months ended February 28, 2003. A $2.2 million reduction in gross profit margin, primarily due to the decrease in NSC Systems revenue discussed above, was offset by a $5.0 million decrease in operating expenses. The Company’s NSC Systems segment reported operating income of $1.3 million for the three months ended February 29, 2004, which was offset by a $2.4 million VMI segment operating loss.

     Other income and expense for the three months ended February 29, 2004 included income of $0.4 million associated with the reversal of an accrual for a commitment by the Company to modify certain previously sold circuit boards. The Company has determined that such modifications will not be required. The Company accrued $0.4 million in reorganization expenses, primarily professional fees, associated with its Chapter 11 bankruptcy filing during the three months ended February 29, 2004. The Company’s net loss before reorganization items improved from $4.4 million during the three months ended February 28, 2003 to $1.0 million during the three months ended February 29, 2004.

Six Months Ended February 29, 2004, Compared to Six Months Ended February 29, 2003

     Total revenue of $12.8 million for the six months ended February 29, 2004 decreased from $25.7 million during the same period of the prior fiscal year. NSC Systems revenue decreased from $23.6 million during the six months ended February 28, 2003 to $9.5 million during the six months ended February 29, 2004 primarily due to a reduction in active network subscriber units from 20,261 at February 28, 2003 to 6,420 as of February 29, 2004. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue decreased from $18.6 million during the six months ended February 28, 2003 to $8.7 million during the six months ended February 29, 2004 while NSC Systems product revenue, including ratable product revenue, decreased from $5.0 million to $0.8 million for the same periods respectively. New NSC Systems product sales during the six months ended February 29, 2004 were minimal consisting primarily of parts sales under the Service Vehicle Contract.

     VMI revenue for the six months ended February 29, 2004 was $3.3 million up from $2.1 million during the same period of the prior fiscal year. Total unit sales decreased to approximately 1,200 units during the six months ended February 29, 2004 from 3,200 units sold during the same period of the previous fiscal year due primarily to a temporary reduction in sales personnel as management is actively working to revise the current sales model. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the six months ended February 29, 2004 is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base.

     Total gross profit margin of 46% during the six months ended February 29, 2004 improved from 42% during the six months ended February 28, 2003. Contributing to the improvement in margin was a decrease in network subscriber unit ratable gross profit recognition (network subscriber product sales have historically low margins) due to the network subscriber unit churn discussed above. Also contributing were higher margins on VMI product sales and part sales under the Service Vehicle Contract, and a decrease in VMI airtime service costs due to cost reduction efforts and credits obtained from airtime providers.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited, the operating subsidiary of Minorplanet UK, to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1.76 million in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Condensed Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet Limited for non-executive consulting costs was converted to a capital contribution during the six months ended February 29, 2004. The offsetting credits have been reflected in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

     Total operating expenses decreased from $18.6 million during the six months ended February 28, 2003 to $9.8 million during the six months ended February 29, 2004. Sales and marketing costs decreased by $6.1 million during the same periods respectively primarily due to a $2.5 million decrease in executive and non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited and the temporary reduction in sales and marketing personnel, and related operating costs, discussed above. General and administrative expenses decreased from $5.0 million during the six months ended February 28, 2003 to $3.6 million during the six months ended February 29, 2004 primarily due to personnel reductions, lower bad debt expense, a decrease in professional fees (non-reorganization items) and other expenses due to cost-cutting efforts, and a reversal of property tax accruals. During the six months ended February 29, 2004, the Company reversed property tax accruals of approximately $0.3 million in order to properly reflect the Company’s liability due to recent changes in Texas property tax laws. Customer service expenses decreased to $1.3 million during the six months ended February 29, 2004 from $2.0 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost cutting efforts. Depreciation and amortization expense decreased to $2.2 million during the six months ended February 29, 2004 from $2.9 million during the same period in the prior year primarily due to several network service center assets becoming fully depreciated.

     Operating losses improved to $3.9 million during the six months ended February 29, 2004 from $7.8 million during the six months ended February 28, 2003. The Company’s NSC Systems segment reported operating income of $2.2 million for the six months ended February 29, 2004, which was offset by a $6.1 million VMI segment operating loss.

     The Company accrued $0.4 million in reorganization expenses, primarily professional fees, associated with its Chapter 11 bankruptcy filing during the six months ended February 29, 2004. The Company’s net loss before reorganization items improved from $8.9 million during the six months ended February 28, 2003 to $4.3 million during the six months ended February 29, 2004.

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

Liquidity and Capital Resources

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $3.2 million as of February 29, 2004, which included $0.5 million in cash held in escrow accounts on behalf of the Company by third parties providing professional services for the Company during the ongoing bankruptcy proceedings. The Bankruptcy Court has not yet approved payment for such professional services.

     Net cash used in operating activities was $1.6 million and $8.0 million during the three and six months ended February 29, 2004 respectively and was primarily attributable to the ongoing VMI operations. Interest paid on senior notes during the three and six months ended February 29, 2004 was $1.0 million.

     On February 2, 2004, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. As of February 29, 2004, the Company had $20.4 million in outstanding liabilities subject to compromise including $14.2 million in senior notes payable. Although the Company expects to exit the Chapter 11 process as a stronger and more financially viable entity, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business, creditors, or stockholders, when the Company may emerge from bankruptcy, or what the disposition will be of any claims against the Company. It is possible that if the debt reduction is not enough, because of operating performance or other factors, the Company may not be able to continue as a going concern. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     Any plan of reorganization that is ultimately approved by the creditors and confirmed by the Bankruptcy Court will likely result in the substantial dilution of the Company’s existing stockholders. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities.

     The Company recently received a minimum commitment for $1.3 million of debtor-in-possession financing, subject to Bankruptcy Court approval. The $1.3 million convertible promissory note principal balance is due 36 months from the date of closing, with an annual interest rate of 12 percent. The Company is required to pay 36 monthly accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from closing. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. The lender may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock, discounted at a rate of 20 percent of the market value if the election is made within the initial year of the loan or 15 percent of the market value if the election is made thereafter. Market value for purposes of conversion is defined as the average trading price of the common stock five days before and five days after the date the lender elects to exercise the conversion. The Company intends to obtain approval of the debtor-in-possession financing upon confirmation of its plan of reorganization.

     The Company believes the market potential for mobile data and communications to private fleets in the United States is substantial. The Company believes the total market potential to be approximately 20 million vehicles and that this market is approximately 5 percent penetrated. The Company is currently positioned with product offerings and integrated and proven operations support to take advantage of the significant market potential. In addition, the Company renewed its service vehicle contract with SBC (the “Service Vehicle Contract”) for an additional term which ends on January 30, 2005. Moreover, as a result of the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company’s network until January 30, 2005.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Obtaining confirmation of a plan of reorganization by the Bankruptcy Court and successful implementation of such plan of reorganization.

•	Ability to raise additional capital resources.

•	Renewal of the Service Vehicle Contract and entering into a new agreement with SBC to upgrade their fleets to new General Packet Radio Service (“GPRS”) -based technologies.

•	Significant market acceptance of the Company’s product offerings in the United States.

•	Maintain and expand the Company’s direct sales channel and expand into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintain and expand indirect distribution channels.

•	Secure and maintain adequate third party leasing sources for customers who purchase the Company’s products.

•	Ability to develop GPRS based mobile unit for SBC and AVL market.

There can be no assurances that any of these success factors will be realized or maintained.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to market risk associated with its cash and cash equivalents. The Company’s 13 3/4% Senior Notes due September 15, 2005 are at a fixed rate and, thus, are not exposed to interest rate risk.

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

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of February 29, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Voluntary Bankruptcy Filing

     On February 2, 2004, (the “Commencement Date”), Minorplanet Systems USA Inc., a Delaware corporation (the “Company”), and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. The Company has remained in possession of its assets and is operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. The bankruptcy cases for Minorplanet Systems USA, Inc., Caren (292) Limited, and Minorplanet Systems USA Limited are being jointly administered under Case No. 04-31200 HDH-11 currently pending in the United States Bankruptcy Court for the Northern District of Texas (Dallas Division). As “debtors-in-possession”, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside of the ordinary course of business without obtaining approval from the Bankruptcy Court.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stays most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. Unless otherwise ordered by the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization to be filed by the Company. The Bankruptcy Court has established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest is May 10, 2004. Thus, the aggregate amount of all pre-petition claims is not known at this time.

     Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Upon rejection of an executory contract or unexpired lease, the debtor is generally excused from further performance under the contract. The contracting party will have a claim for the debtor’s failure to perform as if the breach of contract occurred immediately prior to the filing of the bankruptcy petition. Contracting parties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for damages, if any, relating to such rejections. The Company cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts or unexpired leases that have been or may be rejected.

     The United States Trustee has appointed an official committee of unsecured creditors (the “Creditors

Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. There can be no assurance that the Creditor’s Committee will support the Company’s positions or ultimate plan of reorganization, once proposed, and disagreements between the Creditor’s Committee and the Company could protract the Chapter 11 cases and could negatively impact the Company’s ability to operate during the Chapter 11 cases.

     In order to successfully emerge from Chapter 11 bankruptcy, the Company will need to propose a plan of reorganization and obtain confirmation of the plan of reorganization by the Bankruptcy Court. For the first 120 days after the Commencement Date, and if no trustee is appointed, the Company has the exclusive right to file a plan of reorganization in accordance with the Bankruptcy Code. If the Company fails to file a plan of reorganization within this period (or any extended period approved by the Bankruptcy Court), or if such reorganization plan is not accepted by the required number of creditors within the applicable time period, any party in interest may subsequently file its own plan of reorganization. Although, the Company intends to file its plan of reorganization timely and expects the plan will fully satisfy all creditor claims, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business, creditors, or stockholders, when the Company may emerge from bankruptcy, or what the disposition will be of any claims against the Company. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

     Any plan of reorganization that is ultimately approved by the Creditors Committee and confirmed by the Bankruptcy Court will likely result in the substantial dilution of the Company’s existing stockholders. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 9, 2003, the Company’s board of directors approved the amendment of Article IV of the Company’s certificate of incorporation, and additional actions, to effect a one-for-five reverse stock split of the Company’s outstanding common stock. On November 7, 2003, Mackay Shields LLC (“Mackay”) and Erin Mills Investment Corporation (“Erin Mills”), stockholders collectively holding more than 50% of the Company’s outstanding common stock, executed a stockholder consent approving the one-for-five reverse stock split. As of November 7, 2003, prior to the reverse stock split, Mackay owned 10,699,794 shares and Erin Mills owned 22,196,182 shares of the Company’s common stock, respectively, which was approximately 22% and 46%, respectively, of the total number of outstanding shares of the Company’s common stock, its sole voting security. Under Delaware law, any action that is required to be taken, or that may be taken, at any annual or special meeting of stockholders of a Delaware corporation may be taken, without a meeting, without prior notice and without a vote, if a written consent, setting forth the action taken, is signed by the holder or holders of the outstanding voting securities having not less than the minimum number of votes necessary to authorize such action.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - See the attached Index to Exhibits.

(b)	Reports on Form 8-K. The following current reports on Form 8-K have been filed by the Company subsequent to November 30, 2003:

(1) On December 30, 2003, the Company reported under Item 5 that the Company had received notice from the Nasdaq Staff on December 17, 2003 stating that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) and that the Company’s listing on the Nasdaq SmallCap Market was in good standing.

(2)	On February 17, 2004, the Company reported under:

(a)	Item 3 that on February 2, 2004, Minorplanet Systems USA, Inc. (“Minorplanet”) and its subsidiaries Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (collectively referred to as the “Company”) filed a voluntary petition for reorganization under Chapter 11, Title 11 of the United States Bankruptcy Code in the Northern District of Texas (Dallas Division) to restructure its financial affairs;

(b)	Item 5 that: (i) on January 30, 2004, the Company had secured a firm commitment for debtor-in-possession financing in the amount of $1.3 million subject to Bankruptcy Court approval; (ii) on February 2, 2004, the Company had received notice from the Nasdaq Listing Qualifications Staff that the Company’s securities would be delisted from the Nasdaq Stock Market due to the Company’s bankruptcy filing unless the Company requested a hearing before the Nasdaq Listing Qualifications Panel and that the Company had requested such a hearing before the Panel; and (iii) effective January 31, 2004, the Company had engaged Dennis R. Casey to serve as its President and Chief Executive Officer.

(3)	On March 19, 2004, the Company reported under Item 4 that:

•	On March 15, 2004, the Audit Committee of the Board of Directors of the Company approved the dismissal of and dismissed Deloitte Touche LLP who previously served as the Company’s principal independent public accountants.

•	On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP, to serve as the Company’s principal independent public accountants to audit the Company’s financial statements for the fiscal year 2004, subject to the final approval of the United States Bankruptcy Court for the Northern District of Texas (Dallas Division).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MINORPLANET SYSTEMS USA, INC.

Date: April 12, 2004

By:	/s/ Dennis R. Casey

Dennis R. Casey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Michael Smith

W. Michael Smith
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (21)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (22)

3.1	-	Restated Certificate of Incorporation of the Company, as amended (29)

3.2	-	Second Amended and Restated By-Laws of the Company (20)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

4.2	-	Indenture dated September 23, 1997 by and among the Company, HighwayMaster Corporation and Texas Commerce Bank, National Association (the “Indenture”) (8)

4.3	-	First Supplemental Indenture, dated June 20, 2001, to the Indenture. (28)

4.4	-	Pledge Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney Inc. (8)

4.5	-	Registration Rights Agreement dated September 23, 1997, by and among the Company, HighwayMaster Corporation, Bear, Stearns & Co. Inc. and Smith Barney Inc. (8)

4.9	-	Warrant Registration Rights Agreement dated September 23, 1997, by and among the Company, Bear, Stearns & Co. Inc. and Smith Barney, Inc. (8)

10.1	-	Registration Rights Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated as of June 21, 2001 (23)

10.2	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (20)

10.3	-	Amended and Restated 1994 Stock Option Plan of the Company, dated February 4, 1994. (1) (4) (5)

10.4	-	Amendment No. 1 to the Amended and Restated 1994 Stock Option Plan (24)

10.5	-	Amendment No. 2 to the Amended and Restated 1994 Stock Option Plan (25)

10.6	-	Amendment No. 3 to the Amended and Restated 1994 Stock Option Plan (30)

10.7	-	Stock Option Agreement, dated June 22, 1998, by and between the Company and John Stupka (10)

10.8	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.9	-	Software Transfer Agreement, dated April 25, 1997, between HighwayMaster Corporation and Burlington Motor Carriers, Inc. (6)(7)

10.10	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (9)

10.11	-	Stock Option Agreement dated November 24, 1998, by and between the Company and Michael Smith. (10)

10.12	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (11)(12)

10.13	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (11)(12)

10.14	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (11)(12)

10.15	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999

EXHIBIT
NUMBER		TITLE
(11)(12)

10.16	-	Stock Option Agreement dated June 24, 1999, by and between the Company and J. Raymond Bilbao (13)

10.17	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (13)(14)

10.18	-	Stock Option Agreement dated September 3, 1999, by and between the Company and J. Raymond Bilbao (15)

10.19	-	Stock Option Agreement dated September 3, 1999, by and between the Company and W. Michael Smith (15)

10.20	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (16)

10.21	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (17) (18)

10.22	-	Commercial Lease Agreement dated April 26, 2000 by and between the Company and 10th Street Business Park, Ltd. (18)

10.23	-	Stock Option Agreement dated July 18, 2001, by and between the Company and J. Raymond Bilbao (19)

10.24	-	Stock Option Agreement dated June 21, 2001, by and between the Company and J. Raymond Bilbao (19)

10.25	-	Stock Option Agreement dated July 18, 2001, by and between the Company and W. Michael Smith (19)

10.26	-	Stock Option Agreement dated June 21, 2001, by and between the Company and W. Michael Smith (19)

10.27	-	Employment Agreement, dated June 21, 2001, between J. Raymond Bilbao and the Company (20)

10.28	-	Employment Agreement, dated June 21, 2001, between W. Michael Smith and the Company (20)

10.29	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (27) (28)

10.30	-	Agreement and General Release Between the Company and Todd A. Felker dated October 8, 2002 (31)

10.31	-	Agreement and Mutual Release Between the Company and Jana A. Bell dated September 24, 2002 (31)

10.32	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (32)

10.33	-	Binding Letter Agreement by and among Minorplanet Systems USA, Inc., Minorplanet Systems, PLC and Minorplanet Limited, dated August 15, 2003 (34)

10.34	-	Stock Repurchase Option Agreement by and between Minorplanet Systems USA, Inc. and The Erin Mills Investment Corporation, dated as of August 15, 2003 (34)

10.35	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (34)

10.36	-	Anti-Dilution Agreement by and between Minorplanet Systems USA, Inc. and Minorplanet Systems PLC dated October 6, 2003 (34)

10.37	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (34)

10.38		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (36)

11.0	-	Statement Regarding Computation of Per Share Earnings (36)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (35)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

EXHIBIT
NUMBER		TITLE
31.1	-
Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (36)

31.2	-
Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (36)

32.1	-
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (36)

32.2	-
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (36)

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