Form 10-Q
period 2004-05-31
Remote Dynamics Inc
filed 2004-07-14
CIK 944400

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2004,

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period from                                        to

Commission file number 0-26140

REMOTE DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0352879

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Kas Drive, Suite 100, Richardson, Texas	75081

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (972) 301-2000

MINORPLANET SYSTEMS USA, INC.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class	July 14, 2004

Common Stock, $.01 par value	7,350,000

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets at May 31, 2004 (Unaudited) and August 31, 2003	3
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended May 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended May 31, 2004 and 2003	5
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended May 31, 2004	6
	Notes to Condensed Consolidated Financial Statements	7-22
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-32
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings	33
Item 2	Change in Securities, Use of Proceeds and Issuer Purchase of Securities	36
Item 6	Exhibits and Reports on Form 8-K	37
Signatures		39
EXHIBITS:
Findings of Fact - Plan of Reorganization
Amended and Restated Certificate of Incorporation
Statement Re: Computation of Per Share Earnings
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	May 31,	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,323	$5,105
Accounts receivable, net	2,905	4,710
Inventories	1,090	2,190
Deferred product costs — current portion	1,224	1,600
Lease receivables and other current assets, net	1,156	1,081

Total current assets	9,698	14,686
Network, property, equipment and software, net	2,746	3,865
Deferred product costs — non-current portion	1,546	2,429
License right, net	2,765	33,485
Lease receivables and other assets, net	1,246	1,635

Total assets	$18,001	$56,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities not subject to compromise:
Accounts payable	$168	$1,703
Telecommunications costs payable	536	2,500
Accrued interest payable	—	903
Deferred product revenues — current portion	2,906	3,316
Other current liabilities	2,242	5,511

Total current liabilities not subject to compromise	5,852	13,933
Liabilities subject to compromise (Note 1)	22,127	—
Long-term liabilities not subject to compromise:
Deferred product revenues — non-current portion	4,428	6,217
Senior notes and other notes payable	—	14,316
Other non-current liabilities	287	2,144

Total long-term liabilities not subject to compromise	4,715	22,677

Total liabilities	32,694	36,610
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common Stock	97	484
Preferred Stock — Series E	—	—
Additional paid-in capital	221,060	218,601
Accumulated deficit	(235,288)	(199,033)
Treasury stock	(562)	(562)

Total stockholders’ equity (deficit) (Note 10)	(14,693)	19,490

Total liabilities and stockholders’ equity	$18,001	$56,100

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three months ended		Nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Revenues:
Product	$339	$682	$962	$1,858
Ratable product	1,171	2,679	3,927	8,028
Service	3,764	7,531	13,169	26,679

Total revenues	5,274	10,892	18,058	36,565

Cost of revenues:
Product	97	521	662	1,599
Ratable product	537	1,865	1,869	5,758
Service	1,798	3,922	6,801	13,830

Total cost of revenues	2,432	6,308	9,332	21,187

Gross profit	2,842	4,584	8,726	15,378

Expenses:
General and administrative	1,612	2,080	5,262	7,117
Customer service	438	1,137	1,787	3,122
Sales and marketing	270	2,222	1,994	10,014
Engineering	584	456	1,453	1,359
Depreciation and amortization	1,052	1,428	3,270	4,341
Impairment loss on license right (Note 4)	28,759	—	28,759	—

	32,715	7,323	42,525	25,953

Operating loss	(29,873)	(2,739)	(33,799)	(10,575)
Interest income	96	94	325	347
Interest expense	(3)	(530)	(904)	(1,588)
Other income (expense)	(23)	(53)	313	(289)

Loss before reorganization items	(29,803)	(3,228)	(34,065)	(12,105)
Reorganization items (Note 1)	(1,827)	—	(2,190)	—

Net loss	$(31,630)	$(3,228)	$(36,255)	$(12,105)

Basic and diluted loss per share:
Net loss per share	$(3.27)	$(0.33)	$(3.75)	$(1.25)

Weighted average number of shares outstanding:
Basic and diluted	9,672	9,670	9,671	9,670

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended
	May 31,	May 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(36,255)	$(12,105)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense	2,190	—
Impairment loss on license right	28,759	—
Depreciation and amortization	1,309	2,380
Loss on assets retired or sold	207	176
Amortization of license rights	1,961	1,961
Amortization of discount on notes payable	30	45
Non-cash stock compensation	2	—
Provision for bad debts	878	994
Amortization of deferred service revenues	(214)	(6,216)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,467	2,862
Decrease (increase) in inventory	1,100	(945)
Decrease in deferred product costs	1,259	3,302
Increase in lease receivables and other assets	(226)	(364)
Decrease in accounts payable	(1,535)	(1,617)
Decrease in deferred product revenues	(2,199)	(1,759)
Decrease in accrued expenses and other liabilities	(7,769)	(562)

Net cash used in operating activities before reorganization items	(9,036)	(11,848)
Reorganization items:
Reorganization expense	(2,190)	—
Reclassification of long-term debt subject to compromise	(14,303)	—
Increase in post-petition restructuring accruals	2,081	—
Increase in liabilities subject to compromise	22,127	—

Net cash used in operating activities	(1,321)	(11,848)
Cash flows from investing activities:
Additions to network, property, equipment and software	(339)	(416)
Purchases of short-term investments	—	(5,496)
Redemptions of short-term investments	—	13,173

Net cash (used in) provided by investing activities	(339)	7,261

Cash flows from financing activities:
Proceeds from exercise of stock options	4	—
Proceeds from sale of service contract	—	650
Proceeds from sale of assets	5	—
Payments on capital leases	(131)	(79)

Net cash (used in) provided by financing activities	(122)	571

Decrease in cash and cash equivalents	(1,782)	(4,016)

Cash and cash equivalents, beginning of period	5,105	10,413

Cash and cash equivalents, end of period	$3,323	$6,397

Supplemental cash flow information:
Interest paid	$998	$1,985

Non-cash investing activities:
Purchases of assets through capital leases	$63	$124

Conversion of related party liability to capital contribution	$2,066	$—

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share information)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Stockholders’ equity at August 31, 2003	1	$—	48,424,960	$484	$218,601	75,799	$(562)	$(199,033)	$19,490
Net loss								(36,255)	(36,255)
Related party capital contribution					2,066				2,066
Reverse stock split			(38,739,968)	(387)	387	(60,639)	—		—
Exercise of stock options			2,588	—	4				4
Deferred stock compensation					2				2

Stockholders’ equity (deficit) at May 31, 2004	1	$—	9,687,580	$97	$221,060	15,160	$(562)	$(235,288)	$(14,693)

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.	Reorganization and Going Concern Uncertainty

Voluntary Bankruptcy Filing

     On February 2, 2004, (the “Commencement Date”), Remote Dynamics, Inc., a Delaware corporation formerly known as Minorplanet Systems USA, Inc. (“Minorplanet” or the “Company”), and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (Minorplanet, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. The aggregate amount of all pre-petition claims is not known at this time since the claims are still being reviewed and certain contract rejection proofs of claim may still be filed up to 30 days after the effective date of the Company’s plan of reorganization. Holders of pre-petition claims must seek recovery through the Company’s plan of reorganization.

     On June 15, 2004, the Bankruptcy Court entered an order approving the Company’s motion for substantive consolidation of the estates of Minorplanet, Caren and Limited.

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtor’s plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization for 1:30 p.m., June 28, 2004.

     On June 17, 2004, the Company and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Debtors upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Debtors.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Debtors.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

     The Committee further agreed that it would not object to, and both the Committee and the Debtors, using their best efforts, would affirmatively support approval of the Debtors’ plan of reorganization, settlement and confirmation of the Debtors’ plan of reorganization, in the form as modified by the terms hereof. On June 22, 2004, the Debtors filed their Third Amended Joint Plan of Reorganization to incorporate the settlement terms reached with the Committee.

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Debtors at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

     In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Company.

•	Holders of allowed general unsecured claims will receive their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim shall receive cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000.00) for all such claims to be paid as soon as practicable following the Effective Date.

•	All existing equity interests in the Company were extinguished as of the Effective Date. Each holder of an equity interest in Minorplanet Systems USA, Inc. that is attributable to existing common stock will receive a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that is not issued to holders of allowed general unsecured claims. The holders of equity interests in Minorplanet, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Company initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in Minorplanet Systems USA, Inc. that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. The Company has objected to approximately $1.5 million in general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of the general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Additionally, as the Company has rejected certain executory contracts and unexpired leases, the other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection and must file a rejection proof of claim within 30 days of the Effective Date. The Company cannot predict with certainty the aggregate amount of rejection proof of claims that will be filed and ultimately allowed by the Bankruptcy Court resulting in the issuance of additional new common stock to such rejection claim holders.

•	Caren and Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of the Effective Date.

•	the Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers including restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

     The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who will receive their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company is required to cure all prepetition defaults, monetary and otherwise in one or more payments over a three-month period after the earlier of the Effective Date or the date the claim is allowed. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. Under the Plan, rejection proofs of claim must be filed within 30 days of the Effective Date. See also Note 7.

Exit Financing

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS is required to provide the funding within 21 days of the June 29, 2004 closing. The Company is required to pay 36 monthly-accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from funding. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. HFS may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock.

     The price per share at which the conversion of unpaid principal and accrued interest may occur shall be $3.62 per share of common stock, provided that such amount shall be reduced (i) by 20% percent if such principal and accrued interest is converted within one year after the date the promissory note was issued or (ii) by 15% if such unpaid principal and accrued interest is converted more than one year after the date the promissory note was issued. Pursuant to the Letter Agreement, the Company’s board of directors shall execute any documents or instruments or pass any corporate resolutions necessary to appoint to the board of directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s board of directors until the promissory note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the President of HFS, was employed by the Company as Director of Strategic Finance on January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng, is a controlling partner in the HFS.

Critical Success Factors

     The Company believes that the potential market opportunity for automatic vehicle location products, such as the general packet radio service (“GPRS”) based next generation product line currently being developed by the Company, in the United States is significant (see Note 4). The Company believes that there are approximately 20 million private (not “for hire”) commercial vehicles in the United States, the majority of which are service or metro vehicles, and that this market is approximately five percent (5%) penetrated. The Company anticipates that over the next few years, the marketplace will become increasingly aware of the very substantial benefits that global positioning and vehicle telematics systems can bring to their fleet operations and such systems will become standard in commercial fleets, both large and small. Currently, competition in this market segment is fragmented, and no clear market leader exists. The Company believes it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its service vehicle contract (the “Service Vehicle Contract”) with the member companies of SBC Communications, Inc. (“SBC Companies”) for an additional term that ends on January 30, 2005. Also, as a result of the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 8, 2003, the Company and Aether amended their transition services agreement to extend the transition period during which such Series 5000 units remain active on the Company’s network until January 30, 2005. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise additional capital resources.

•	Ability to complete development of a GPRS-based next generation product line.

•	Renewal of the Service Vehicle Contract and entering into a new agreement with SBC to upgrade their fleets to the next generation product line.

•	Significant market acceptance of the Company’s product offerings, including its next generation product line, in the United States.

•	Maintain and expand the Company’s direct sales channel and expand into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintain and expand indirect distribution channels.

•	Secure and maintain adequate third party leasing sources for customers who purchase the Company’s products.

     There can be no assurances that any of these success factors will be realized or maintained. Although the Company believes it has exited the Chapter 11 process as a stronger and more financially viable entity, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business or what the disposition will be of all claims against the Company. It is possible that because of operating performance or other factors, the Company may not be able to continue as a going concern. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities. The Company’s future results depend on the timely and successful implementation of its Plan.

Accounting Impact of Voluntary Bankruptcy Filing

     The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In accordance with SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimated amount that will ultimately be allowed by the Bankruptcy Court. As of May 31, 2004, the Company’s pre-petition liabilities subject to compromise were as follows (in thousands):

Accounts payable, telecommunications costs payable and other claims	$6,964
13.75% Senior notes payable, face amount $14,333,000 due September 15, 2005; effective interest rate of 13.84%; at accredited value	14,238
Accrued interest payable on senior notes	745
Capital lease obligations	180

Total liabilities subject to compromise	$22,127

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

	For the three	For the nine
	months ended	months ended
	May 31, 2004	May 31, 2004
Professional fees	$813	$1,176
Provision for probable losses on rejection of executory contracts, unexpired leases and other claims	948	948
Other restructuring expenses and losses	66	66

Total reorganization items	$1,827	$2,190

     As part of the bankruptcy reorganization proceedings, the Company was required to accept, accept as modified, or reject all executory contracts including the Vehicle Management Information (“VMI”) license right (see Note 4). At the time of the filing of this Form 10-Q, the Company has estimated that its total cash outlay associated with pre-petition liability cure costs for accepted executory contracts, payment on allowed convenience claims and allowed priority tax claims in accordance with the Plan and payments for professional fees related to the reorganization to be approximately $4.0 million, of which approximately $0.3 million will represent a long-term payable for allowed priority tax claims. Accruals for estimated professional fee expenses related to the bankruptcy reorganization of $1.1 million are included in “Other current liabilities” on the Company’s unaudited condensed consolidated balance sheets.

     In accordance with SOP 90-7, the Company stopped accruing interest on its 13.75% senior notes payable due September 15, 2005 as of the Commencement Date. Total interest expense on senior notes payable not accrued for the post-petition period after the Commencement Date through May 31, 2004 was approximately $0.7 million.

     Under accounting guidelines commonly referred to as “fresh start,” the reorganization value of the Company will be allocated to the Company’s assets in conformity with the procedures specified by Financial Accounting Standards Board in Statement of Accounting Standards No. 141, “Business Combinations “ (“FAS 141”). Thus, the fair value of all assets of the Company will be estimated upon emergence from bankruptcy and an adjustment to the fair value of long-lived assets may be required. Therefore, the fair values assigned to assets upon emergence may be different than the carrying values recorded as of May 31, 2004.

     The unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the Chapter 11 reorganization cases. The unaudited condensed consolidated financial statements do not present the amount that might ultimately be paid to settle all liabilities and contingencies which may be required in the Chapter 11 reorganization.

     Due to the Chapter 11 reorganization case, the unaudited condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. As a result of the items discussed above, the Company may not be able to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, the ability of the Company to implement its Plan and ultimately achieve positive results of operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recorded amounts or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required due to the bankruptcy reorganization, or the effect of any changes, which may be made in connection with the Company’s operations resulting from the Plan.

2.	Name Change & Business Overview

     On July 2nd, the Effective Date, the Company’s certificate of incorporation was amended and restated to change its corporate name from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc.

     The Company develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the VMI product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of the calendar year 2001. The Company markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; and Los Angeles, California. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace.

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

     The Company’s initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the SBC Companies pursuant to the Service Vehicle Contract. During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare®. During the first calendar quarter of 2001, the Company began marketing and selling 20/20V™, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

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

3.	Basis of Presentation & Significant Accounting Policies

     The unaudited condensed consolidated financial statements presented herein include those of Remote Dynamics Inc., formerly known as Minorplanet Systems USA, Inc., and its wholly owned subsidiaries: HighwayMaster of Canada, LLC, Caren and Limited. Caren and Limited were merged into Remote Dynamics, Inc. on the Effective Date of the Plan and cease to exist as separate entities. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K and Form 10-K/A for the year ended August 31, 2003. The accompanying condensed consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

Reverse Stock Split

     All shares and earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected December 3, 2003, as described in Note 9.

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

     The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by EITF 00-21, SAB 101, and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Under EITF 00-21 and SAB 101, initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to many customers of its VMI products over the contract term; therefore, in accordance with SAB 101, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery and vendor specific objective evidence of fair value for post contract services is not available. VMI product sales are recognized ratably over the customer contract term.

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

Stock Based Compensation

     The Company applies the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense would be recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 3, 2003, the Company effected a reverse stock split at which time the terms of all outstanding stock options were not adjusted triggering variable accounting for such options in accordance with Emerging Issues Task Force 00-23. Thus, compensation cost associated with these stock options is measured and accrued at the end of each accounting period at the amount by which the quoted market value of the Company’s stock exceeds the stock option exercise price. All common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of May 31, 2004, were extinguished as of the Effective Date of the Plan.

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

		Three months ended May 31,		Nine months ended May 31,
		2004	2003	2004	2003
Net loss, as reported		$(31,630)	$(3,228)	$(36,255)	$(12,105)
Add: Stock-based employee compensation expense included in reported net income		(9)	—	2	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(137)	(180)	(417)	(515)

Net loss, pro forma		$(31,776)	$(3,408)	$(36,670)	$(12,620)

Net loss per share — basic and diluted	As reported	$(3.27)	$(0.33)	$(3.75)	$(1.25)
	Pro-forma	$(3.29)	$(0.35)	$(3.79)	$(1.31)

Business Concentrations

     During the three months ended May 31, 2004 and 2003, one customer and Aether Systems accounted for approximately 68% and 70%, respectively, of the Company’s total revenues. During the nine months ended May 31, 2004 and 2003, one customer and Aether Systems accounted for approximately 70% and 74%, respectively, of the Company’s total revenues.

4.	VMI License Right Settlement and Impairment Loss

     The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for its stockholders. The Company has further determined that in order to fully exploit the AVL market in the U.S. in a recurring revenue business model, the Company must develop and introduce an AVL product which utilizes GPRS for data transmission along with the AVL software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company further believes that a GPRS-enabled AVL mobile unit will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the CCC component of the VMI system. In early 2003, the Company requested that Minorplanet UK develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in a web environment. Minorplanet UK initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet UK has been unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software and recently announced that it had elected to outsource the development of web-hosted software, which would not be available until mid-2005.

     In conjunction with its development of the next-generation product for the SBC Companies, the Company commenced the internal development a GPRS-enabled mobile unit and web-hosted AVL software during the first calendar quarter of 2004, which can be hosted by the Company using its existing NSC complex with minor modifications and minimal capital expenditures (the “Next Generation Product”). Customers using the Next Generation Product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching the Next Generation Product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the Next Generation Product by the first calendar quarter of 2005, and failure to do so may have a material adverse impact on the Company’s business, financial condition and results of operations.

     Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product until the Company’s Next Generation Product is commercially available to ensure a smooth transition to the Next Generation Product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Debtors and Minorplanet Limited and Minorplanet Systems plc regarding the license agreement for the VMI technology which allows the Debtors to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

(1)	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it shall terminate.

(2)	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Debtors may market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

(3)	On July 31, 2004, the Debtors shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

(4)	The Debtors shall provide Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

(5)	Subsequent to December 31, 2004, the Debtors have the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

(6)	Minorplanet Limited shall be allowed a general unsecured claim in the amount of $1,000,000.00 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited shall release and waive its administrative claim and, as of such date, shall waive any future R&D fees due under Section 16.4 of the VMI license agreement.

(7)	The Debtors provided to Minorplanet Limited and Minorplanet Systems plc a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet Systems plc by the Debtors.

     See the Form 8-K filed by the Company on June 14, 2004 that contains additional information.

     Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires management of the Company to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right at $2.8 million as of May 31, 2004. The Company recognized an impairment loss of $28.8 million during the third quarter of fiscal 2004. Based on the Company’s projected future cash flows from the VMI product, the remaining $2.8 million fair value of the license right is being amortized over a four-year life.

5.	Related Party Transactions

     As of August 31, 2003, Minorplanet UK owned 62 percent of the Company’s outstanding common stock and thus controlled the Company. On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership position in the Company. As May 31, 2004, Minorplanet UK retained 19.9 percent of the Company’s outstanding common stock. Subsequent to the issuance of new common stock under the Plan, Minorplanet UK will own approximately 9 percent of the Company’s outstanding common stock.

     In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 3.9 million shares of the Company’s common stock at a price of $0.05 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company’s board of directors. On July 1, 2004, prior to the extinguishment of the Company’s existing common stock in accordance with the Plan, the Company repurchased the 3.9 million shares of common stock from Erin Mills for a nominal sum.

     In addition, concurrently with the October 6, 2003 transfer of common stock from Minorplanet UK to Erin Mills, the Company also reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived certain approval rights granted to the Minorplanet UK Directors, including the right to appoint members to the Company’s board of directors, as are currently provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.76 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region. Such rights were later modified under the VMI settlement agreement with Minorplanet UK discussed in Note 4.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it has the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock. Minorplanet UK’s anti-dilution rights were extinguished on the Effective Date of the Plan.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2004	2003	2004	2003
Research and development costs	$333	$250	$833	$750
Contract service expenses	—	160	—	2,620
Inventory and other purchases	—	11	—	196
Product sales	—	—	23	—

	As of May 31,	August 31,
	2004	2003
Other current liabilities	$—	$553
Liabilities subject to compromise	1,000	—
Other non-current liabilities	—	1,760

     Prior to the Effective Date of the Plan, the Company paid Minorplanet Limited, the operating subsidiary of Minorplanet UK, $1.0 million annually to aid in funding research and development of future products covered by the license right. In accordance with the VMI license settlement agreement discussed in Note 4, Minorplanet UK irrevocably waived any claims for future research and development fees due under Section 16.4 of the VMI license agreement.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1.76 million in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Condensed Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet UK for non-executive consulting costs was converted to a capital contribution during the nine months ended May 31, 2004. The offsetting credits have been reflected in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

     Other current liabilities in the above table included the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of August 31, 2003. As of May 31, 2004, liabilities subject to compromise in the above table include accruals for research and development costs that shall be allowed as a general unsecured claim under the Company’s Plan.

6.	Cash and cash equivalents

     Cash and cash equivalents of $3.3 million at May 31, 2004 included $475,000 in cash held in escrow accounts on behalf of the Company by third parties providing professional services for the Company during the ongoing bankruptcy proceedings. The Bankruptcy Court has not yet approved payment for such professional services.

7.	Commitments and Contingencies

Product Warranty Guarantees

     The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Other current liabilities” and “Other non-current liabilities” in the accompanying unaudited condensed consolidated balance sheets, are summarized below (in thousands).

	For the Nine	For the
	Months Ended	Year Ended
	May 31, 2004	August 31, 2003
Warranty product liability at beginning of period	$514	$491
Accruals for product warranties issued	113	371
Product replacements	(143)	(173)
Adjustments to pre-existing warranty estimates	(12)	(175)

Warranty product liability at end of period	$472	$514

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

     On April 4, 2003, the Company and the Vendor entered into an amendment to the Compromise Settlement Agreement pursuant to which the Company agreed to issue purchase orders to the Vendor for the manufacture of 6,000 VMI data control units in lieu of and in full and final settlement of the Company’s obligation to make the final $1.7 million payment to the Vendor under the Compromise Settlement Agreement. Specifically, the Company agreed to issue to the Vendor twelve separate purchase orders for the manufacture of a total of 6,000 VMI data control units to be delivered over a twelve-month period. In addition to the agreed upon unit price of the data control units, the Company agreed to pay a $275 surcharge per unit which will compensate the Vendor for the remaining $1.7 million payable under the Compromise Settlement Agreement. The Company agreed to take delivery of the initial lot of 500 units within 30 days of the Company’s approval of the Vendor’s first production article with an additional 500 units being delivered to the Company on the first day of each month thereafter until all 6,000 units have been delivered. Payment for each 500-unit lot was due upon receipt of each shipment. The Company had not approved the Vendor’s first production article prior to the filing bankruptcy petition on February 2, 2004. However, the Company had agreed to begin making monthly payments to the Vendor with respect to the final $1.7 million payment due to the Vendor under the Compromise Settlement Agreement. Such monthly payments ceased upon filing of the bankruptcy petition and the liability for any additional payments due under the settlement became a prepetition unsecured claim for which the Vendor must seek recovery through the Plan. The remaining payable due to the Vendor under the Compromise Settlement Agreement of $1.3 million is included in “Liabilities subject to compromise” on the Company’s unaudited condensed consolidated balance sheets at May 31, 2004.

Provision for Potential Losses on Rejection of Executory Contracts and Other Claims

     As part of the current plan of reorganization, the Company was required to accept, accept as modified, or reject all pre-petition executory contracts and unexpired leases. Upon rejection of an executory contract or unexpired lease, the Company is generally excused from further performance under the contract. The contracting party has a claim for the Company’s failure to perform as if the breach of contract occurred immediately prior to the filing of the bankruptcy petition. Contracting parties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for damages, if any, relating to such rejections. Although the Company cannot presently determine with certainty the ultimate aggregate liability that will result from the filing of claims relating to such contracts or unexpired leases that have been rejected, the Company has accrued a $0.9 million provision for probable losses on rejected executory contracts, unexpired leases, and other claims. Such liability is included in “Liabilities subject to compromise” on the Company’s unaudited condensed consolidated balance sheets at May 31, 2004. It is reasonably possible that a change in this estimated liability for probable losses on rejected executory contracts, unexpired leases, and other claims may occur in the near term.

8.	Segment Reporting

     The Company’s reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company’s two reportable segments are VMI and Network Service Center Systems (“NSC Systems”).

     During the last half of the 2001 calendar year, the Company commenced marketing the VMI product licensed from Minorplanet Limited into the AVL marketplace in the United States. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications based cellular network to transmit data between the DCU’s and the CCC. The VMI application is targeted to small and medium-sized fleets in the metro marketplace.

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

	Three Months Ended May 31, 2004				Three Months Ended May 31, 2003
	NSC Systems	VMI	Reorganization Item	Consolidated	NSC Systems	VMI	Consolidated
Revenues	$3,699	$1,575		$5,274	$9,366	$1,526	$10,892
Operating income (loss)	653	(30,526)		(29,873)	2,738	(5,477)	(2,739)
Interest expense	(3)	—		(3)	530	—	530
Interest income	2	94		96	20	74	94
Depreciation and amortization	357	695		1,052	721	707	1,428
Impairment loss on license right	—	28,759		28,759	—	—	—
Net income (loss)	652	(30,455)	(1,827)	(31,630)	2,228	(5,456)	(3,228)
Total assets	8,817	9,184		18,001	14,896	44,338	59,234
Capital expenditures	99	51		150	—	52	52

	Nine Months Ended May 31, 2004				Nine Months Ended May 31, 2003
	NSC Systems	VMI	Reorganization Item	Consolidated	NSC Systems	VMI	Consolidated
Revenues	$13,211	$4,847		$18,058	$32,949	$3,616	$36,565
Operating income (loss)	2,855	(36,654)		(33,799)	9,831	(20,406)	(10,575)
Interest expense	(904)			(904)	1,588	—	1,588
Interest income	15	310		325	105	242	347
Depreciation and amortization	1,171	2,099		3,270	2,222	2,119	4,341
Impairment loss on license right	—	28,759		28,759	—	—	—
Net income (loss)	2,357	(36,422)	(2,190)	(36,255)	8,237	(20,342)	(12,105)
Total assets	8,817	9,184		18,001	14,896	44,338	59,234
Capital expenditures	106	233		339	227	189	416
Other significant non-cash items:
Purchase of assets through capital leases	63	—		63	124	—	124

9.	NASDAQ Listing Notices and Reverse Stock Split

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

     On February 2, 2004, the Company also received a letter from the NASDAQ Listing Qualifications Staff indicating that, as a result of the Company’s Chapter 11 bankruptcy filing in accordance with the Staff’s authority under NASDAQ Marketplace Rules 4330(a)(1) and 4300, the Company’s securities would be delisted from The NASDAQ Stock Market at the opening of business on Feb. 11, 2004, unless the Company requested a hearing in accordance with the Marketplace Rule 4800 Series. The Company requested and attended an oral hearing on March 11, 2004 before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the Staff’s decision in accordance with Marketplace Rule 4800 Series.

     On April 20, 2004, the Company received a letter from the Panel, notifying the Company that it no longer satisfies the minimum bid requirement set forth in NASDAQ Marketplace Rule 4310(c)(4) and that the Panel would consider this additional noncompliance in rendering its decision regarding the Company’s continued listing on the NASDAQ Stock Market. The Panel also requested an additional submission to address the compliance with the minimum bid requirement. Although there can be no assurances, the Company currently believes that after the Effective date of the Plan, it will be able to regain compliance with the minimum bid requirement.

     On May 3, 2004, the Company received a written determination notice from the Panel indicating that the Company’s securities would remain conditionally listed on The NASDAQ SmallCap market subject to certain exceptions. On May 6, 2004, the Panel issued a written determination which restated its May 3, 2004 determination with minor modifications. On May 24, 2004, the Company received a written determination notice from the Panel which amended the Panel’s May 6, 2004 written determination indicating that the Company’s securities would remain conditionally listed on The NASDAQ SmallCap market subject to the following exceptions:

•	on or before May 28, 2004, the Company must submit documentation to NASDAQ evidencing that a hearing before the Bankruptcy Court for the approval of the Company’s Disclosure Statement was held; and

•	on or before June 30, 2004, the Company must submit documentation to NASDAQ evidencing confirmation of the Company’s plan of reorganization by the Bankruptcy Court and compliance with all requirements for continued listing on the NASDAQ SmallCap Market upon emergence from bankruptcy except for those deficiencies for which the Company has been granted a “grace period” within which to regain compliance.

•	on or before August 9, 2004, the Company must evidence a market value of publicly held shares of at least $1,000,000 and, immediately thereafter, a market value of publicly held shares of at least $1,000,000 for a minimum of ten consecutive business days.

     The Company believes that it has complied with two of the conditions of continued listing as previously required by the Panel, having submitted documentation to the Panel evidencing that the hearing before the Bankruptcy Court for the approval of the Company’s Disclosure Statement was held on May 24, 2004, and having submitted documentation to the Panel evidencing confirmation of the Company’s Plan by the Bankruptcy Court on June 29, 2004 and compliance with all requirements for continued listing on the NASDAQ SmallCap Market upon emergence from bankruptcy except for those deficiencies for which the Company has been granted a “grace period” within which to regain compliance.

     As of May 31, 2004, after recording the $28.8 million write-down of the VMI license right as discussed in Note 4, the Company had a stockholder’s deficit of $14.7 million. Thus, the Company did not meet the $2.5 million minimum stockholders’ equity balance required under the NASDAQ SmallCap Marketplace Rule 4310 (c)(2) for continued listing. Upon emergence from bankruptcy in July of 2004 and completion of the conversion of pre-petition debt to common stock under the Plan, as well as the application of fresh start accounting, the Company currently estimates that it will have a positive stockholders’ equity balance in the range of $8 million to $12 million. Therefore, the Company expects it will comply with the NASDAQ SmallCap Marketplace Rule 4310(c)(2) for continued listing.

10.	Stockholders’ Deficit & NASDAQ Continued Listing Requirements

     As of May 31, 2004, after recording the $28.8 million write-down of the VMI license right as discussed in Note 4, the Company had a stockholder’s deficit of $14.7 million. Thus, the Company did not meet the $2.5 million minimum stockholders’ equity balance required under the NASDAQ SmallCap Marketplace Rule 4310 (c)(2) for continued listing. Upon emergence from bankruptcy in July of 2004 and completion of the conversion of pre-petition debt to common stock under the Plan, as well as the application of fresh start accounting, the Company currently estimates that it will have a positive stockholders’ equity balance in the range of $8 million to $12 million. Therefore, the Company expects it will comply with the NASDAQ SmallCap Marketplace Rule 4310(c)(2) for continued listing.

11.	Change in Principal Independent Public Accountants

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

     On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP (“BDO”), to serve as the Company’s principal independent public accountants to audit the Company’s financial statements for the fiscal year 2004, subject to the final approval of the Bankruptcy Court. On May 10, 2004, the Bankruptcy Court entered an order authorizing the Company to employ and retain BDO.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Remote Dynamics, Inc., a Delaware corporation formerly known as Minorplanet Systems USA Inc., (“Minorplanet” or the “Company”) develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK “), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information ™ (“VMI”) product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace.

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

Bankruptcy Proceedings

     On February 2, 2004, (the “Commencement Date”), Minorplanet and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (Minorplanet, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-

possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. The aggregate amount of all pre-petition claims is not known at this time since the claims are still being reviewed and certain contract rejection proofs of claim may still be filed up to 30 days after the Effective Date of the Plan. Holders of pre-petition claims must seek recovery through the Company’s Plan.

     On June 15, 2004, the Bankruptcy Court entered an order approving the Company’s motion for substantive consolidation of the estates of Minorplanet, Caren and Limited.

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtor’s plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization for 1:30 p.m., June 28, 2004.

     On June 17, 2004, the Company and the Committee reached a settlement agreement on several matters regarding the Plan subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the Plan shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the Plan.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Debtors upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Debtors.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Debtors.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

     The Committee further agreed that it would not object to, and both the Committee and the Debtors, using their best efforts, would affirmatively support approval of the Debtors’ plan of reorganization, settlement and confirmation of the Debtors’ plan of reorganization, in the form as modified by the terms hereof. On June 22, 2004, the Debtors filed their Third Amended Joint Plan of Reorganization (the “Plan”) to incorporate the settlement terms reached with the Committee.

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Debtors at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

     In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Company.

•	Holders of allowed general unsecured claims will receive their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of Minorplanet on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim shall receive cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000.00) for all such claims to be paid as soon as practicable following the Effective Date.

•	All existing equity interests in the Company were extinguished as of the Effective Date. Each holder of an equity interest in Minorplanet Systems USA, Inc. that is attributable to existing common stock will receive a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that is not issued to holders of allowed general unsecured claims. The holders of equity interests in Minorplanet, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Company initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in Minorplanet Systems USA, Inc. that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. The Company has objected to approximately $1.5 million in general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of the general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Additionally, as the Company has rejected certain executory contracts and unexpired leases, the other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection and must file a rejection proof of claim within 30 days of the Effective Date. The Company cannot predict with certainty the aggregate amount of rejection proof of claims that will be filed and ultimately allowed by the Bankruptcy Court resulting in the issuance of additional new common stock to such rejection claim holders.

•	Caren and Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of the Effective Date.

•	the Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers including restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

     The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who will receive their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company is required to cure all prepetition defaults, monetary and otherwise in one or more payments over a three-month period after the earlier of the Effective Date or the date the claim is allowed. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. Under the Plan, rejection proofs of claim must be filed within 30 days of the Effective Date.

Exit Financing

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS is required to provide the funding within 21 days of the June 29, 2004 closing. The Company is required to pay 36 monthly-accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from closing. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. HFS may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock.

     The price per share at which the conversion of unpaid principal and accrued interest may occur shall be $3.62 per share of common stock, provided that such amount shall be reduced (i) by 20% percent if such principal and accrued interest is converted within one year after the date the promissory note was issued or (ii) by 15% if such unpaid principal and accrued interest is converted more than one year after the date the promissory note was issued. Pursuant to the Letter Agreement, the Company’s board of directors shall execute any documents or instruments or pass any corporate resolutions necessary to appoint to the board of directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s board of directors until the promissory note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the President of HFS, was employed by the Company as Director of Strategic Finance on January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng, is a controlling partner in the HFS Capital Private Equity Fund LLC, a member of HFS.

Next Generation AVL Product & VMI License Right Settlement

     The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for its stockholders. The Company has further determined that in order to fully exploit the AVL market in the U.S. in a recurring revenue business model, the Company must develop and introduce an AVL product which utilizes GPRS for data transmission along with the AVL software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company further believes that a GPRS-enabled AVL mobile unit will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the CCC component of the VMI system. In early 2003, the Company requested that Minorplanet UK develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in a web environment. Minorplanet UK initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before

September 2003. However, Minorplanet UK has been unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software and recently announced that it had elected to outsource the development of web-hosted software, which would not be available until mid-2005.

     In conjunction with its development of the next-generation product for the SBC Companies, the Company commenced the internal development a GPRS-enabled mobile unit and web-hosted AVL software during the first calendar quarter of 2004, which can be hosted by the Company using its existing NSC complex with minor modifications and minimal capital expenditures (the “Next Generation Product”). Customers using the Next Generation Product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching the Next Generation Product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the Next Generation Product by the first calendar quarter of 2005, and failure to do so may have a material adverse impact on the Company’s business, financial condition and results of operations.

     Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product until the Company’s Next Generation Product is commercially available to ensure a smooth transition to the Next Generation Product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Debtors and Minorplanet Limited and Minorplanet Systems plc regarding the license agreement for the VMI technology which allows the Debtors to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

(1)	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it shall terminate.

(2)	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Debtors may market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

(3)	On July 31, 2004, the Debtors shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

(4)	The Debtors shall provide Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

(5)	Subsequent to December 31, 2004, the Debtors have the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

(6)	Minorplanet Limited shall be allowed a general unsecured claim in the amount of $1,000,000.00 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited shall release and waive its administrative claim and, as of such date, shall waive any future R&D fees due under Section 16.4 of the VMI license agreement.

(7)	The Debtors provided to Minorplanet Limited and Minorplanet Systems plc a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet Systems plc by the Debtors.

     See the Form 8-K filed by the Company on June 14, 2004 that contains additional information.

Results of Operations

Three Months Ended May 31, 2004, Compared to Three Months Ended May 31, 2003

     Total revenue decreased from $10.9 million during the three months ended May 31, 2003 to $5.3 million during the three months ended May 31, 2004 due primarily to a $5.7 million reduction in NSC Systems revenue. NSC Systems service revenues decreased from $7.2 million during the three months ended May 31, 2003 to $3.4 million during the three months ended May 31, 2004 primarily due to the anticipated reduction in the number of NSC Systems network services subscriber units and the related material completion of deferred service revenue recognition associated with the Sale to Aether. The decrease in network services subscriber units from 15,672 at May 31, 2003 to 5,292 as of May 31, 2004 was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. A reduction in repair and maintenance revenues under the Service Vehicle Contract with SBC as well as a 9% decrease in active units under the Service Vehicle Contract also contributed to the overall reduction in NSC Systems service revenue. NSC Systems product revenue, including ratable product revenue, decreased from $2.2 million during the three months ended May 31, 2003 to $0.3 million during the three months ended May 31, 2004 primarily due to the lower ratable product revenue recognition associated with the declining network subscriber unit base. New NSC Systems product sales during the three months ended May 31, 2004 were minimal consisting primarily of part sales under the Service Vehicle Contract.

     VMI revenue remained flat at $1.5 million for the three months ended May 31, 2004 and 2003 respectively. Due to a temporary reduction in sales personnel as management is working to revise the current sales model and the negative perception by potential customers of the Company’s bankruptcy filing, new VMI product sales were minimal during the three months ended May 31, 2004. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. As of May 31, 2004, total VMI deferred product revenue reflected on the Company’s balance sheet, net of amortization, was $7.2 million.

     Total gross profit margin increased to 54% during the three months ended May 31, 2004 in comparison to 42% during the same period of the previous fiscal year. Contributing to the improved margin was a decrease in NSC Systems network subscriber unit ratable gross profit (network subscriber product sales have historically low margins) due to the network subscriber unit churn discussed above. Higher product margins on VMI sales and a decrease in VMI airtime service costs due to cost reduction efforts also contributed to the improved margin.

     During the third fiscal quarter ended May 31, 2004, the Company notified Minorplanet UK that it intended to reject the VMI license as part of the its plan of reorganization and later negotiated the Compromise and Settlement Agreement regarding the license right described above. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires management of the Company to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right at $2.8 million as of May 31, 2004. The Company recognized an impairment loss of $28.8 million during the third quarter of fiscal 2004.

     Excluding the impairment loss and reorganization expenses, total operating expenses decreased to $4.0 million during the three months ended May 31, 2004 from $7.3 million during the three months ended May 31, 2003. During the same respective periods, sales and marketing costs decreased from $2.2 million to $0.3 million primarily due to a temporary reduction in sales and marketing personnel, and related operating costs, and a reduction in non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited. General and administrative expenses decreased from $2.1 million during the three months ended May 31, 2003 to $1.6 million during the three months ended May 31, 2004 primarily due to personnel reductions, a decrease in professional fees (non-reorganization items), and a decrease in other expenses associated with cost-cutting efforts. Customer service expenses decreased to $0.4 million during the three months ended May 31, 2004 from $1.1 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts.

     Depreciation and amortization expense decreased to $1.1 million during the three months ended May 31, 2004 from $1.4 million during the same period in the prior year primarily due to several network service center assets becoming fully depreciated.

     Excluding the $28.8 million impairment loss and reorganization items, operating losses improved to $1.1 million during the three months ended May 31, 2004 from $2.7 million during the three months ended May 31, 2003. A $1.7 million reduction in gross profit margin, primarily due to the decrease in NSC Systems revenue discussed above, was offset by a $3.3 million decrease in operating expenses, excluding the impairment loss. The Company’s NSC Systems segment reported operating income of $0.6 million for the three months ended May 31, 2004. The VMI segment reported an operating loss of $30.5 million for the same period. Excluding the impairment loss, the VMI segment operating loss was $1.7 million for the three months ended May 31, 2004.

     The Company recorded $1.8 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the three months ended May 31, 2004, including $0.8 million in professional fees and a $0.9 million provision for probable losses related to the rejection of executory contracts, unexpired leases, and other claims. The Company’s net loss before reorganization items for the three months ended May 31, 2004 was $29.8 million. Excluding the impairment loss, the Company’s net loss before reorganization items improved to $1.0 million during the three months ended May 31, 2004 from $3.2 million during the same period of the previous fiscal year.

Nine Months Ended May 31, 2004, Compared to Nine Months Ended May 31, 2003

     Total revenue for the nine months ended May 31, 2004 decreased to $18.1 million from $36.6 million during the nine months ended May 31, 2003. NSC Systems revenue decreased from $32.9 million during the nine months ended May 31, 2003 to $13.2 million during the nine months ended May 31, 2004 primarily due to a reduction in active network subscriber units from 15,672 at May 31, 2004 to 5,292 at May 31, 2003 and the related material completion of deferred service revenue recognition associated with the Sale to Aether. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue of $12.2 million during the nine months ended May 31, 2004 was down from $25.8 million during the same period of the previous fiscal year while NSC Systems product revenue, including ratable product revenue, decreased from $7.2 million to $1.1 million during the nine months ended May 31, 2003 and 2004, respectively. New NSC Systems product sales during fiscal year 2004 have been minimal consisting primarily of parts sales under the Service Vehicle Contract.

     VMI revenue for the nine months ended May 31, 2004 was $4.8 million up from $3.6 million during the same period of the prior fiscal year. Total unit sales decreased to approximately 1,400 units during the nine months ended May 31, 2004 from approximately 4,300 units sold during the same period of the previous fiscal year due primarily to a temporary reduction in sales personnel as management works to revise the current sales model and the negative perception by potential customers of the Company’s bankruptcy filing. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the nine months ended May 31, 2004 in comparison to the same period of the previous fiscal year is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base.

     Total gross profit margin improved to 48% during the nine months ended May 31, 2004 from 42% during the same period of the previous fiscal year. Contributing to the improvement in margin was a decrease in NSC Systems network subscriber unit ratable gross profit (network subscriber product sales have historically low margins) due to the network subscriber unit churn discussed above. Also contributing were higher margins on VMI product sales and part sales under the Service Vehicle Contract, and a decrease in VMI airtime service costs due to cost reduction efforts and credits obtained from airtime providers.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited, the operating subsidiary of Minorplanet UK, to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1.76 million in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Condensed Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet Limited for non-executive consulting costs was converted to a capital contribution during the nine months ended May 31, 2004. The offsetting credits have been reflected in additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.

     Excluding reorganization expenses and the impairment loss on the VMI license right discussed above, total operating expenses decreased from $26.0 million during the nine months ended May 31, 2003 to $13.8 million during the nine months ended May 31, 2004. Sales and marketing costs decreased by $8.0 million during the same periods respectively primarily due to a $2.6 million decrease in executive and non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited and the temporary reduction in sales and marketing personnel, and related operating costs. General and administrative expenses decreased from $7.1 million during the nine months ended May 31, 2003 to $5.3 million during the nine months ended May 31, 2004 primarily due to personnel reductions, a decrease in professional fees (non-reorganization items) and other expenses due to cost-cutting efforts, and a reversal of property tax accruals. During the nine months ended May 31, 2004, the Company reversed property tax accruals of approximately $0.3 million in order to properly reflect the Company’s liability due to recent changes in Texas property tax laws. Customer service expenses decreased to $1.8 million during the nine months ended May 31, 2004 from $3.1 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $3.3 million during the nine months ended May 31, 2004 from $4.3 million during the same period in the prior year primarily due to several network service center assets becoming fully depreciated.

     Excluding the impairment loss on the VMI license right and reorganization items, operating losses improved to $5.0 million during the nine months ended May 31, 2004 from $10.6 million during the same period of the prior fiscal year. The Company’s NSC Systems segment reported operating income of $2.9 million for the nine months ended May 31, 2004. The VMI segment reported an operating loss of $36.7 million for the same period. Excluding the $28.8 million impairment loss, the VMI segment operating loss was $7.9 million during the nine months ended May 31, 2004.

     Other income and expense for the nine months ended May 31, 2004 included income of $0.4 million associated with the reversal of an accrual for a commitment by the Company to modify certain previously sold circuit boards. The Company has determined that such modifications will not be required. The Company recorded $2.2 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the nine months ended May 31, 2004, including $1.2 million in professional fees and a $0.9 million provision for probable losses related to the rejection of executory contracts, unexpired leases and other claims. The Company’s net loss before reorganization items for the nine months ended May 31, 2004 was $34.1 million. Excluding the impairment loss, the Company’s net loss before reorganization items improved to $5.3 million during the nine months ended May 31, 2004 from $12.1 million during the same period of the previous fiscal year.

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

Liquidity and Capital Resources

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $3.3 million as of May 31, 2004, which included $0.5 million in cash held in escrow accounts on behalf of the Company by third parties providing professional services for the Company during the ongoing bankruptcy proceedings. The Bankruptcy Court has not yet approved payment for such professional services.

     Net cash used in operating activities, before reorganization items, was $9.0 million during the nine months ended May 31, 2004 and was primarily attributable to the ongoing VMI operations. Interest paid on senior notes during the nine months ended May 31, 2004 was $1.0 million.

     On February 2, 2004, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. On June 29, 2004, the United States Bankruptcy Court confirmed the Company’s plan of reorganization. At the time of the filing of this Form 10-Q, the Company has estimated that its total cash outlay associated with pre-petition liability cure costs for accepted executory contracts, payment on allowed convenience claims and allowed priority tax claims in accordance with the plan of reorganization and payments for professional fees related to the reorganization to be approximately $4.0 million, of which approximately $0.3 million will represent a long-term payable for allowed priority tax claims.

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which its represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS is required to provide the funding within 21 days of the June 29, 2004 closing. The Company is required to pay 36 monthly-accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from funding. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. HFS may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock.

     The price per share at which the conversion of unpaid principal and accrued interest may occur shall be $3.62 per share of common stock, provided that such amount shall be reduced (i) by 20% percent if such principal and accrued interest is converted within one year after the date the promissory note was issued or (ii) by 15% if such unpaid principal and accrued interest is converted more than one year after the date the promissory note was issued. Pursuant to the Letter Agreement, the Company’s board of directors shall execute any documents or instruments or pass any corporate resolutions necessary to appoint to the board of directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s board of directors until the promissory note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the President of HFS, was employed by the Company as Director of Strategic Finance on January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng, is a controlling partner in the HFS Capital Private Equity Fund LLC, a member of HFS.

     The Company believes that the potential market opportunity for the AVL products such as the Next Generation Product line in the United States is significant. The Company believes that there are approximately 20 million private (not “for hire”) commercial vehicles in the United States, the majority of which are service or metro vehicles, and that this market is approximately five percent penetrated. The Company anticipates that over the next few years, companies will become increasingly aware of the very substantial benefits that global positioning and vehicle telematics systems can bring to their fleet operations and such systems will become standard in commercial fleets, both large and small. Currently, competition in this market segment is fragmented, and no clear market leader exists. The Company believes it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its service vehicle contract with SBC (the “Service Vehicle Contract”) for an additional term that ends on January 30, 2005. Also, as a result of the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 8, 2003, the Company and Aether extended the transition period during which such Series 5000 units remain active on the Company’s network until January 30, 2005. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise additional capital resources.

•	Ability to complete development of GPRS-based Next Generation Product line.

•	Renewal of the Service Vehicle Contract and entering into a new agreement with SBC to upgrade their fleets to the Next Generation Product line.

•	Significant market acceptance of the Company’s product offerings, including the Next Generation Product line, in the United States.

•	Maintain and expand the Company’s direct sales channel and expand into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintain and expand indirect distribution channels.

•	Secure and maintain adequate third party leasing sources for customers who purchase the Company’s products.

     There can be no assurances that any of these success factors will be realized or maintained. Although the Company believes it has exited the Chapter 11 process as a stronger and more financially viable entity, at this time it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business or what the disposition will be of all claims against the Company. It is possible that because of operating performance or other factors, the Company may not be able to continue as a going concern. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities. The Company’s future results depend on the timely and successful implementation of its plan of reorganization.

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

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of May 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Voluntary Bankruptcy Filing

     On February 2, 2004, (the “Commencement Date”), Remote Dynamics, Inc., a Delaware corporation formerly known as Minorplanet Systems USA, Inc. (“Minorplanet” or the “Company”), and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (Minorplanet, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. The aggregate amount of all pre-petition claims is not known at this time since the claims are still being reviewed and certain contract rejection proofs of claim may still be filed up to 30 days after the Effective Date of the Plan. Holders of pre-petition claims must seek recovery through the Company’s Plan.

     On June 15, 2004, the Bankruptcy Court entered an order approving the Company’s motion for substantive consolidation of the estates of Minorplanet, Caren and Limited.

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtor’s plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization for 1:30 p.m., June 28, 2004.

     On June 17, 2004, the Company and the Committee reached a settlement agreement on several matters regarding the Plan subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the Plan shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the Plan.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Debtors upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Debtors.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Debtors.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

     The Committee further agreed that it would not object to, and both the Committee and the Debtors, using their best efforts, would affirmatively support approval of the Debtors’ plan of reorganization, settlement and confirmation of the Debtors’ plan of reorganization, in the form as modified by the terms hereof. On June 22, 2004, the Debtors filed their Third Amended Joint Plan of Reorganization (the “Plan”) to incorporate the settlement terms reached with the Committee.

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Debtors at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

     In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Company.

•	Holders of allowed general unsecured claims will receive their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of Minorplanet on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim shall receive cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000.00) for all such claims to be paid as soon as practicable following the Effective Date.

•	All existing equity interests in the Company were extinguished as of the Effective Date. Each holder of an equity interest in Minorplanet Systems USA, Inc. that is attributable to existing common stock will receive a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that is not issued to holders of allowed general unsecured claims. The holders of equity interests in Minorplanet, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Company initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in Minorplanet Systems USA, Inc. that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. The Company has objected to approximately $1.5 million in general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of the general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Additionally, as the Company has rejected certain executory contracts and unexpired leases, the other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection and must file a rejection proof of claim within 30 days of the Effective Date. The Company cannot predict with certainty the aggregate amount of rejection proof of claims that will be filed and ultimately allowed by the Bankruptcy Court resulting in the issuance of additional new common stock to such rejection claim holders.

•	Caren and Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of the Effective Date.

•	the Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers including restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

     The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who will receive their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company is required to cure all prepetition defaults, monetary and otherwise in one or more payments over a three-month period after the earlier of the Effective Date or the date the claim is allowed. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. Under the Plan, rejection proofs of claim must be filed within 30 days of the Effective Date.

Exit Financing

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS is required to provide the funding within 21 days of the June 29, 2004 closing. The Company is required to pay 36 monthly-accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from funding. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. HFS may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock.

     The price per share at which the conversion of unpaid principal and accrued interest may occur shall be $3.62 per share of common stock, provided that such amount shall be reduced (i) by 20% percent if such principal and accrued interest is converted within one year after the date the promissory note was issued or (ii) by 15% if such unpaid principal and accrued interest is converted more than one year after the date the promissory note was issued. Pursuant to the Letter Agreement, the Company’s board of directors shall execute any documents or instruments or pass any corporate resolutions necessary to appoint to the board of directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s board of directors until the promissory note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the President of HFS, was employed by the Company as Director of Strategic Finance on January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng, is a controlling partner in the HFS Capital Private Equity Fund LLC, a member of HFS.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF SECURITIES

Cancellation of Existing Equity and Issuance of New Common Stock under Plan

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Debtors at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8.

Under the Plan,

•	Holders of allowed general unsecured claims will receive their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of Minorplanet on or as soon as practicable after the Effective Date;

•	All existing equity interests in the Company were extinguished as of the Effective Date. Each holder of an equity interest in Minorplanet Systems USA, Inc. that is attributable to existing common stock will receive a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that is not issued to holders of allowed general unsecured claims. The holders of equity interests in Minorplanet Limited and Caren, other then common stock, will not receive or retain any property under the Plan.

•	The following senior executives of the Company, as part of new employment contracts, received restricted stock grants pursuant to the 2004 Remote Dynamics Management Incentive Plan approved as part of the Plan:

•	Dennis R. Casey – President and Chief Executive Officer. Mr. Casey received 150,000 shares of restricted stock which vest upon achievement of certain performance objectives.

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary. Mr. Bilbao received 100,000 shares of restricted stock which vest upon achievement of certain performance objectives

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer. Mr. Smith received 100,000 shares of restricted stock which vest upon achievement of certain performance objectives.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Company initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in Minorplanet Systems USA, Inc. that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. The Company has objected to approximately $1.5 million in general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of the general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Additionally, as the Company has rejected certain executory contracts and unexpired leases, the other contracting party is entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection and must file a rejection proof of claim within 30 days of the Effective Date. The Company cannot predict with certainty the aggregate amount of rejection proof of claims that will be filed and ultimately allowed by the Bankruptcy Court resulting in the issuance of additional new common stock to such rejection claim holders.

Repurchase of Shares Held by Erin Mills Investment Corporation

     In connection with the Minorplanet UK share transfer to Erin Mills, the Company obtained an option to repurchase from Erin Mills up to 3.9 million shares of the Company’s common stock at a price of $0.05 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company’s board of directors. On July 1, 2004, prior to the extinguishment of the Company’s existing common stock in accordance with the Plan, the Company repurchased the 3.9 million shares of common stock from Erin Mills for a nominal sum.

Exit Financing

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which its represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by

HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS is required to provide the funding within 21 days of the June 29, 2004 closing. The Company is required to pay 36 monthly-accrued interest-only payments on the principal balance, with the initial interest payment due 30 days from funding. Following the initial year of the note, the Company may elect to repay the loan without premium or penalty. HFS may elect at any time prior to the maturity date of the note to convert all or any part of the principal or accrued interest to common stock.

     The price per share at which the conversion of unpaid principal and accrued interest may occur shall be $3.62 per share of common stock, provided that such amount shall be reduced (i) by 20% percent if such principal and accrued interest is converted within one year after the date the promissory note was issued or (ii) by 15% if such unpaid principal and accrued interest is converted more than one year after the date the promissory note was issued. Pursuant to the Letter Agreement, the Company’s board of directors shall execute any documents or instruments or pass any corporate resolutions necessary to appoint to the board of directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the Nasdaq Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s board of directors until the promissory note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the President of HFS, was employed by the Company as Director of Strategic Finance on January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng, is a controlling partner in the HFS Capital Private Equity Fund LLC, a member of HFS.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — See the attached Index to Exhibits.

(b)	Reports on Form 8-K and 8-K/A. The following current reports on Form 8-K have been filed by the Company subsequent to February 28, 2004:

(1)	On March 19, 2004, the Company reported under Item 4 and Item 7 that:

•	On March 15, 2004, the Audit Committee of the Board of Directors of the Company approved the dismissal of Deloitte Touche LLP (“Deloitte”) who previously served as the Company’s principal independent public accountants.

•	On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP (“BDO”), to serve as the Company’s principal independent public accountants to audit the Company’s financial statements for the fiscal year 2004, subject to the final approval of the United States Bankruptcy Court for the Northern District of Texas (Dallas Division).

The press release announcing the dismissal of Deloitte and engagement of BDO was attached as Exhibit 99.1. The letter furnished to the Company by Deloitte addressed to the Commission stating that Deloitte agrees with the statements made by the Company contained in this Form 8-K in response to Item 304(a) of Regulation S-K was attached as Exhibit 99.2

(2)	On April 15, the Company reported under Item 4 that an amendment to its Current Report on Form 8-K, that was filed with the Securities and Exchange Commission on March 19, 2004 as follows:

•	On March 15, 2004, the Audit Committee of the Board of Directors of the Company approved the dismissal of, and dismissed, Deloitte Touche LLP who previously served as the Company’s principal independent public accountants.

The press release dated March 19, 2004 announcing the dismissal of Deloitte and engagement of BDO was attached as Exhibit 99.1. The letter furnished to the Company by Deloitte addressed to the Commission stating that Deloitte agrees with the statements made by the Company contained in this Form 8-K/A in response to Item 304(a) of Regulation S-K was attached as Exhibit 16.1

(3)	On April 20, the Company reported under Item 7 and Item 9 that the Company filed its monthly operating report for the period commencing March 1, 2004 and ended March 31, 2004 (the “MOR”) with the United States Bankruptcy Court for the Northern District of Texas (Dallas Division). The MOR was attached as exhibit 99.1.

(4)	On April 27, the Company reported under items 7 and 9 that the Company filed its preliminary Debtors’ Joint Plan of Reorganization (“Plan”) and Disclosure Statement Regarding Debtors’ Joint Plan of Reorganization (“Disclosure Statement”) with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Plan and Disclosure Statement were attached as Exhibits 99.1 and 99.2, respectively.

(5)	On May 14, the Company reported under Item 7 and Item 9 that the Company filed its preliminary Debtors’ First Amended Joint Plan of Reorganization (“Plan”) and Disclosure Statement Regarding Debtors’ Joint Plan of Reorganization (“Disclosure Statement”) with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The Plan and Disclosure Statement were attached as Exhibits 99.1 and 99.2, respectively.

(6)	On May 18, the Company reported under Item 5 and Item 7 that

•	On April 20, 2004, the Company received a letter from the NASDAQ Listing Qualifications Panel (the “Panel”), notifying the Company that it no longer satisfies the minimum bid requirement set forth in NASDAQ Marketplace Rule 4310(c)(4) and that the Panel would consider this additional noncompliance in rendering its decision regarding the Company’s continued listing on the NASDAQ Stock Market.

•	On May 3, 2004, the Company received a written determination notice from the Panel indicating that the Company’s securities would remain conditionally listed on The NASDAQ SmallCap market subject to certain exceptions.

•	On May 6, 2004, the Panel issued a written determination which restated its May 3, 2004 determination with minor modifications.

•	On May 10, 2004, the Company received written notice from the Panel indicating that the Company no longer complied with the $1 million minimum market value of publicly held shares requirement set forth in NASDAQ Marketplace Rule 4310(c)(7) and that the Panel would consider this additional noncompliance in rendering its decision regarding the Company’s continued listing on the NASDAQ Stock Market.

Copies of the May 3, 2004 determination letter and the May 6, 2004 determination letter were attached as Exhibits 99.2 and 99.3 respectively. A copy of a press release issued May 5, 2004 announcing the Nasdaq determination letter was attached as Exhibit 99.1. A copy of the April 20, 2004 Nasdaq letter was attached as Exhibit 99.4. A copy of the May 10, 2004 Nasdaq letter was attached as Exhibit 99.5.

(7)	On May 20, the Company reported under Item 7 and Item 9 that the Company filed its monthly operating report for the period commencing April 1, 2004 and ended April 30, 2004 (the “MOR”) with the United States Bankruptcy Court for the Northern District of Texas (Dallas Division). The MOR was attached as exhibit 99.1.

(8)	On June 8, the Company reported under Item 5 and Item 7 that on May 24, 2004, the Company received a written determination notice from the NASDAQ Listing Qualifications Panel (the “Panel”) which amended the Panel’s May 6, 2004 written determination indicating that the Company’s securities would remain conditionally listed on The NASDAQ SmallCap market subject to certain exceptions. A copy of a press release issued May 28, 2004 announcing the Nasdaq determination letter was attached as Exhibit 99.1. A copy of the May 24, 2004 determination letter was attached as Exhibit 99.2.

(9)	On June 21, the Company reported under Item 7 and Item 9 that the Company filed its monthly operating report for the period commencing May 1, 2004 and ended May 31, 2004 (the “MOR”) with the United States Bankruptcy Court for the Northern District of Texas (Dallas Division). The MOR was attached as exhibit 99.1.

(10)	On June 23, the Company reported under Item 5, Item 7, and Item 9 that,

•	On June 14, 2004, the United States Bankruptcy Court for the Northern District of Texas (Dallas Division) approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet Systems plc regarding the license agreement for the Vehicle Management Information (“VMI”) technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. A copy of the VMI Settlement Agreement executed on June 17, 2004 was attached as Exhibit 99.1.

•	The Company recognized an impairment loss on the VMI license right of $28.8 million during May.

•	On June 22, 2004, the Company filed its Debtors’ Third Amended Joint Plan of Reorganization (“Plan”) with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). A copy of the Plan was attached as Exhibit 99.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTE DYNAMICS, INC. Date: July 14, 2004
By:	/s/ Dennis R. Casey
Dennis R. Casey
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ W. Michael Smith
W. Michael Smith
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s Third Amended Joint Plan of Reorganization and Approving Settlement of Debtor’s Amended Motion for Valuation (23)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Second Amended and Restated By-Laws of the Company (13)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

11.0	-	Statement Regarding Computation of Per Share Earnings (23)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

EXHIBIT
NUMBER		TITLE
31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (23)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (23)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (23)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (23)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed herewith.