Form 10-K
period 2004-08-31
Remote Dynamics Inc
filed 2004-11-18
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 0-26140

Remote Dynamics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	51-0352879

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1155 Kas Drive, Suite 100 Richardson, Texas	75081
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (972) 301-2000

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

          Yes [X] No [  ].

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS;

          Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of February 27, 2004 was $1,180,539.*

The number of shares outstanding of Registrant’s Common Stock was 6,866,095 as of November 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2004 (the “Proxy Statement”) are incorporated by reference into Part III of the Form 10-K.

*Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 27, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

Remote Dynamics, Inc.

FORM 10-K
For the Fiscal Year Ended August 31, 2004

INDEX

Page
PART I
ITEM 1. BUSINESS	1
ITEM 2. PROPERTIES	36
ITEM 3. LEGAL PROCEEDINGS	36
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	43
ITEM 6. SELECTED FINANCIAL DATA	48
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	51
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	70
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	71
ITEM 9A. CONTROLS AND PROCEDURES	71
ITEM 9B OTHER INFORMATION	71
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	72
ITEM 11. EXECUTIVE COMPENSATION	72
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	72
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	72
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	72
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	73
Third Amended and Restated By-Laws
Third Amendment to Lease Agreement
Employment Agreement - Dennis R. Casey
Employment Agreement - W. Michael Smith
Employment Agreement - J. Raymond Bilbao
Employment Agreement - Joseph W. Pollard
Restricted Stock Agreement - Dennis R. Casey
Restricted Stock Agreement - W. Michael Smith
Restricted Stock Agreement - J. Raymond Bilbao
Restricted Stock Agreement - Joseph W. Pollard
Employment Agreement - David Bagley
Restricted Stock Agreement - David Bagley
2004 Restated Management Incentive Plan
Statement Re: Computation of Per Share Earnings
Subsidiaries
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

i

PART I

ITEM 1. BUSINESS

GENERAL

          Stockholders should also carefully consider the information presented under “Risk Factors” below.

EXECUTIVE SUMMARY

          Remote Dynamics, Inc., a Delaware Corporation formerly known as Minorplanet Systems USA, Inc. (the “Company”), markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets.

          Management believes the growth potential for AVL and mobile resource management solutions is significant. The Company estimates that there are currently approximately 21 million commercial fleet vehicles in operation in the United States and only 1 million AVL units are installed. Of the 1 million currently installed units, most are used on the long haul trucking and public transit segments, which the Company estimates are 30% -50% penetrated. Based on research conducted by the Company, management believes the market for AVL products may grow approximately 20% per year over the next 3 years.

          Management also believes the marketplace of providers for AVL and mobile resource management solutions is highly fragmented with few players that are able to offer a high capacity platform, flexible software solutions and proven coast-to-coast service and support such as that provided by the Company.

          Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to SBC. The Company expects revenues from these legacy customers to decline substantially during 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation, competitive products and services.

          The Company believes to take advantage of the marketplace, it must bring to market new AVL and mobile resource management solutions that utilize wireless Internet protocol networks such as General Packet Radio System (“GPRS”) that provide the information, mapping and management reporting via a web-based and service bureau-based environment. The Company believes introduction of the next generation products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. Moreover, the Company has designed its next generation products with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3) ability to integrate with a variety of in-vehicle sensors and 3) ability to integrate the AVL information into existing customer legacy applications. During 2004, the Company has been developing state-of-the-art hardware and software that it plans to commercially launch as its next generation AVL solution in the first calendar quarter of 2005.

          These new products form the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

          Management currently does not expect to achieve profitability in the next fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to amass a sufficient number of customers such that the monthly recurring revenues and corresponding gross margins exceed the operating costs and expenses to support the Company’s customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 units of its next generation product in service. However, there can be no assurance that the Company can achieve the required sales of its next generation product to meet its profitability goals.

HISTORICAL BACKGROUND

          The Company develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. The Company markets and sells products and services in the automatic vehicle location (“AVL”) market in the United States. The Company’s AVL products are designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.

          The Company’s initial product offering, the Series 5000, was developed for, and sold to, companies that operate in the long-haul trucking market. The Company provides mobile communications services to the long-haul trucking market through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and cellular carriers. The Company’s wireless enhanced services network covers 98% of the available analog cellular service areas in the United States, and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. Call processing and related functions for the Company’s enhanced wireless network are provided through the Company’s Network Services Center (the “NSC”). The Company holds 42 United States and 16 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure. The Series 5000 product application was customized and has been sold to and installed in the service vehicle fleets of member companies of SBC Communications, Inc. (the “SBC Companies”) pursuant to the Service Vehicle Contract (the “Service Vehicle Contract”).

          On June 5, 2001, the Company effected a 1-for-5 reverse stock split that was approved by the stockholders at the annual meeting.

          On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company’s stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001 (the “Purchase Agreement”), the Company issued 30,000,000 shares of its common stock (shares not adjusted for December 3, 2004 1-for-5 reverse stock split) in a change of control transaction to Minorplanet UK, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK’s vehicle management information technology in the United States, Canada and Mexico (the “License Rights”). Upon completion of the stock issuance transactions, and prior to the October 6, 2003 transfer to Erin Mills and the July 2, 2004 effective date of the Company’s bankruptcy plan of reorganization, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company’s common stock.

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

          As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether later paid cash in lieu of preferred stock for each of the three $4 million installments. As of August 31, 2002, all three $4 million cash installments had been received by the Company from Aether. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC.

          Effective July 22, 2002, the Company amended its Certificate of Incorporation to change its corporate name to Minorplanet Systems USA, Inc.

          On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 4.1 million shares) of the Company’s outstanding common shares beneficially owned by Minorplanet UK to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 4.4 million shares) of the Company’s outstanding common stock, while Minorplanet UK retained 19.9 percent (approximately 1.9 million shares) of the Company’s outstanding common stock.

          In connection with the Minorplanet UK share transfer to Erin Mills, the Company also obtained an option to repurchase from Erin Mills up to 3.9 million shares of the Company’s common stock at of $0.05 for every 1,000 shares, pursuant to that certain Stock Repurchase Option Agreement between the Company and Erin Mills dated August 15, 2003. Gerry Quinn, the president of Erin Mills, currently serves on the Company’s Board of Directors.

          In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived certain approval rights, including the right to appoint members to the Company’s board of directors, as were provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it had the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

          On December 3, 2003, the Company effected a 1-for-5 reverse stock split that was approved by the holders of a majority the Company’s outstanding common stock via written consent.

Voluntary Bankruptcy Filing

          On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

          Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Debtors including most actions to collect pre-petition indebtedness or exercise control over the property of the Debtors’ estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. On June 15, 2004, the Bankruptcy Court entered an order approving the Debtors’ motion for substantive consolidation of the estates of the Company, Caren and Limited.

          On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization.

          On June 17, 2004, the Debtors and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Company upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Company.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Company.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note (later amended and increased to $2.0 million) into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

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

          On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

          Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

          The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who received their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

          Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all pre-petition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection.

Exit Financing

          On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS was required to provide the funding within 21 days of the June 29, 2004 closing.

          On July 20, 2004, the Company amended the Exit Financing by entering into and consummating a Third Amended Letter Agreement (the “Third Amended Agreement”) with HFS increasing the amount of the financing from $1.575 million to $2.0 million issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent (the “Note”). Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds.

          Pursuant to the Third Amended Agreement, HFS, may at any time demand repayment of such portion of the accrued interest and unpaid principal on the Note in such number of shares of common stock, based upon a fixed conversion price of $2.90 per share of common stock, if converted in year 1 of the repayment of the Note or a fixed conversion price of $3.08 per share of common stock if converted subsequent to year 1 of the repayment of the Note, whose aggregate value equals the amount of accrued interest and principal being repaid.

          Pursuant to the Third Amended Agreement, the Company’s Board of Directors must execute any documents or instruments or pass any corporate resolutions necessary to appoint to the Board of Directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s Board of Directors until the promissory note is repaid in cash or repaid by conversion to common stock.

          Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS.

Securities Purchase Agreement — Sale of Series A Preferred Stock

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004 (the “Closing”). The Series A Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price (“Conversion Price”) of $2.00 per share. The Company sold the Series A Preferred Stock to an investor pursuant to that certain Securities Purchase Agreement, October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to the investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation D promulgated thereunder.

          In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. The Company further agreed to (i) timely file the with SEC all reports required to be filed by it under the Securities Exchange Act of 1934, (ii) reserve 5,000,000 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants described below, (iii) use commercially reasonable efforts to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (iv) not redeem, repurchase or declare or pay any cash dividend on any shares of capital stock. The Company further granted the investor the right to participate in the future issuance of equity or equity-linked securities of the Company for a period of 12 months after the closing of the Series A Preferred Stock issuance. The Company also agreed to indemnify the investor from damages it incurs (A) as a result of any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement or in the related transaction documents by the Company or (B) as a result of a cause of action brought by a third-party resulting from (1) the execution of the transaction documents, (2) any transaction financed by the use of proceeds or (3) the status of the investor as a holder of the Company’s securities.

          The terms of the Series A Preferred Stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:

          Ranking The Series A preferred stock ranks senior to the Company’s Common Stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.

          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year.

          Conversion Rights. Each holder of Series A Preferred Stock has the right to convert its shares of Series A Preferred Stock into shares of the Company’s Common Stock at a conversion price of $2.00 per share of Common Stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of the Company’s common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series A Preferred Stock has the right to receive upon conversion, in lieu of Common Stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of Common Stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the Series A preferred shares before the change of control). The Company has to give 10 days notice to the holders of our Series A Preferred Stock before we may effect any “Change of Control” (as defined below). In no event can any holder of Series A Preferred Stock beneficially own or have the right to vote more than 4.99% of the Company’s outstanding shares of common stock at any given time regardless of how the holder of the Series A Preferred Stock obtained such shares.

          For purposes of the Series A Preferred Stock, a “Change of Control” means any sale, transfer or other disposition of all or substantially all of the Company’s assets, the adoption of a liquidation plan, any merger or consolidation where the Company is not the surviving entity with the Company’s capital stock unchanged, any share exchange where all of the Company’s shares of Common Stock are converted into other securities or property, any sale or issuance by the Company granting a person the right to acquire 50% or more of the Company’s outstanding Common Stock, any reclassification of the Company’s Common Stock, and the first day on which the current members of the Company’s Board of Directors cease to represent at least a majority of the members of the Company’s Board of Directors then serving.

          Redemption Rights of the Company. If, at any time after October 1, 2005 and before October 1, 2008, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Company’s Common Stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Company’s Common Stock result in a product of at least $350,000 on each trading day, then the Company shall have the right to redeem all shares of Series A Preferred Stock then outstanding at a price per share equal to 200% of the face amount of such shares, plus all accrued and unpaid dividends thereon through the closing date of such redemption.

          Voting Rights and Limitations. Except as otherwise provided in the Certificate of Designation and as otherwise required by the Delaware General Corporation Law, each holder of Series A Preferred Stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series A Preferred Stock (or warrants discussed below) have the right to convert shares of Series A Preferred Stock into shares of the Company’s Common Stock or to dispose of any shares of Series A Preferred Stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 4.99% of the Company’s then outstanding shares of Common Stock. The holders of a majority of the Series A Preferred Stock also have the right to appoint one representative to the Company’s Board of Directors and are entitled to designate one observer to the meetings of the Company’s Board of Directors and its committees.

          Warrants Issued to Holder of Series A Preferred Stock. In connection with the issuance of shares of Series A Preferred Stock, the Company also issued to the Series A Preferred Stock holder two warrants to purchase shares of the Company’s common stock.

          With respect to the first warrant (the “Structured warrant”), the holder has the right to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.909 per share. The exercise price per share may be adjusted if SBC Services, Inc. and/or its affiliates do not award the Company a contract pursuant to the Request for Quotation for the provision of VTS equipment and service with (a) a minimum term of one year through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with U.S. generally accepted accounting principles) and which contract contemplates the renewal by SBC for at least one additional year, or (b) a minimum term of two years through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with GAAP) (collectively referred to as the “SBC Condition”). If the SBC Condition is not satisfied by November 15, 2004, then the exercise price shall be equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding November 15, 2004. If the SBC Condition is not satisfied by January 15, 2005, then the exercise price shall again be adjusted so that it is equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding January 15, 2005. As the Company was unable to sign a 2 year contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Structured Warrant issued to the holder of the Series A Preferred Stock will be modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to November 15, 2004 and will be further modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to January 15, 2005. Based upon the current trading price of the Company’s common stock, the exercise price of the Structured Warrant is likely to be adjusted downward which would allow the holder of the Series A Preferred Stock to purchase the Company’s common stock at a lower price and may increase the dilution to the Company’s stockholders. In addition, the right of the holder of Series A Preferred Stock to maintain an Investment Oversight Committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. The Structured Warrant may be exercised at any time until October 1, 2009. The Structured Warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events), but these protections only apply if the Company obtains stockholder approval of these provisions. The Company is obligated to call and hold a special meeting of its stockholders for the purpose of voting to approve the anti-dilution provisions in the Structured Warrant governing dilutive stock issuances.

          The second warrant (the “Incentive Warrant”), to purchase 625,000 shares of the Company’s common stock was issued to the Series A Preferred Stock holder at the same exercise price and adjustment terms as the Structured Warrant described above, and the Incentive Warrant’s remaining terms are identical except: (i) the Incentive Warrant is only exercisable from September 1, 2005 through September 1, 2010, and (ii) the Company has the right to repurchase the Incentive Warrant in full for a total price of $10.00 provided that (A) the trading price of the Company’s Common Stock exceeds $7.50 (subject to adjustment for stock splits, etc.) for 10 consecutive trading days at anytime during the period beginning January 1, 2005 and ending June 30, 2005, and (B) the Company’s gross revenue exceeds $9,999,999 at anytime during the six-month period ending June 30, 2005. As the Company was unable to sign a 2 year contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Incentive Warrant issued to the holder of the Series A Preferred Stock will be modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to November 15, 2004 and will be further modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to January 15, 2005. Based upon the current trading price of the Company’s common stock, the exercise price of the Incentive Warrants is likely to be adjusted downward which would allow the holder of the Series A Preferred Stock to purchase the Company’s common stock at a lower price and may increase the dilution to the Company’s stockholders. In addition, the right of the holder of Series A Preferred Stock to maintain an Investment Oversight Committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. Both the Structured Warrant and the Incentive Warrant contain a provision that prevents any holder from exercising any part of the warrant if such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

          Registration Rights Agreement. In connection with the issuance of Series A Preferred Stock and Structured Warrant and Incentive Warrant to the Series A Preferred Stock holder, the Company entered into a Registration Rights Agreement, dated October 1, 2004, with the Series A Preferred Stock holder, whereby the Company granted certain registration rights to the Series A Preferred Stock holder. On or prior to November 29, 2004, the Company is obligated to file a Registration Statement on Form S-3 covering 5,000,000 shares of the Company’s Common Stock that the Series A Preferred Stock holder may acquire upon conversion of the Series A Preferred Stock or upon exercise of the Structured Warrant and the Incentive Warrant. The Company could face a liquidated damages claim by the Series A Preferred Stock holder if (i) the initial registration statement is not declared effective by the SEC on or prior to January 29, 2004, (ii) after the effectiveness of the registration statement, sales of the Company’s Common Stock cannot be made by the Series A Preferred Stock holder due to a stop order by the SEC or the Company’s need to update the registration statement, or (iii) the Company’s Common Stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equal 3% of the purchase price of the Series A Preferred Stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, the Series A Preferred Stock holder can require the redemption of its shares of Series A Preferred Stock upon certain default events.

          The Series A Preferred Stock holder also has the right to piggy-back on to the registration statements filed by the Company registering shares of the Company’s Common Stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by the Series A Preferred Stock holder must be included in such underwritten public offering.

          Redemption Rights of Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a Change of Control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Common Stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by January 29, 2005 or such registration statement, after being declared effective, cannot be utilized by the holders of Series A Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of it’s the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:

•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder;

          Actions Requiring Approval of Holder of a Majority of the Company’s Series A Preferred Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series A Preferred Stock:

(i) alter or change the rights, preferences or privileges of the Series A Preferred Stock, or increase the authorized number of shares of Series A Preferred Stock;

(ii) amend its certificate of incorporation or bylaws;

(iii) issue any shares of Series A Preferred Stock other than pursuant to the Securities Purchase Agreement;

(iv) redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

(v) increase the par value of the Common Stock;

(vi) sell all or substantially all of its assets or stock, or consolidate or merge with another entity;

(vii) enter into or permit to occur any Change of Control transaction;

(viii) sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

(ix) liquidate, dissolve, recapitalize or reorganize;

(x) authorize, reserve, or issue Common Stock with respect to any plan or agreement that provides for the issuance of equity securities to employees, officers, directors or consultants of the Corporation in excess of 250,000 shares of Common Stock;

(xi) change its principal business;

(xii) issue shares of Common Stock, other than as contemplated herein or by the Warrants;

(xiii) increase the number of members of the Board of Directors to more than 7 members, or, if no Series A director has been elected, increase the number of members of the Board to more than 6 members;

(xiv) alter or change the rights, preferences or privileges of any capital stock of the Corporation so as to affect adversely the Series A Preferred Stock;

(xv) create or issue any senior securities or pari passu securities to the Series A Preferred Stock;

(xvi) except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 (or such additional amount as the Board and the majority holders of the Company’s Series A Preferred Stock agree is reasonably necessary for the Company to perform its obligations under a contract with SBC Communications, Inc. and which, in the case of debt securities, are not convertible securities or purchase rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series A Preferred Stock upon liquidation of the Company, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Company, except as expressly required by the terms of such securities or indebtedness;

(xvii) make any dilutive issuance;

(xviii) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

(xix) cause or authorize any subsidiary of the Company to engage in any of the foregoing actions.

          Notwithstanding the foregoing, after such time as the SBC Condition (as defined below) is satisfied, no such approval of the majority holders of the Company’s Series A Preferred Stock shall generally be required with respect to subparagraphs (i) — (xiii), and (xviii) — (xix) if such action is approved by the affirmative vote of at least two-thirds of the Company’s Board of Directors.

PRODUCTS AND SERVICES

          The Company’s products and services can be classified into two major operating segments: Vehicle Management Information (VMI™) and NSC Systems. NSC Systems includes three separate product and service categories: truck fleet mobile communications, SBC service vehicles and mobile asset tracking. The Company began marketing the VMI product during the third calendar quarter of 2001. Approximately 72% and 28% of the Company’s total revenues were derived from the NSC Systems and VMI operating segments, respectively, during the twelve months ended August 31, 2004. See operating segment financial information in Note 18 of the Consolidated Financial Statements attached hereto.

Vehicle Management Information (VMI™)

          On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets based in major metropolitan areas.

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

Next Generation AVL Product

          The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for our stockholders as it is typical to value companies in the automatic vehicle location marketplace using a discounted cash flow analysis. By moving to a recurring revenue model, the Company will be positioned to potentially create long-term recurring cash flows in future periods that should increase the overall value of the business enterprise as compared to a non-recurring cash flow model. The Company has further determined that in order to fully exploit the automatic vehicle location market in the U.S. in a recurring revenue business model, the Company must develop and introduce an automatic vehicle location product which utilizes the General Packet Radio System technology common known as GPRS, for data transmission along with the automatic vehicle location software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company believes introduction of the next generation products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. In early 2003, the Company requested that Minorplanet Systems PLC develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in an Internet environment. Minorplanet Systems PLC initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet Systems PLC has been unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software.

          In conjunction with the Company’s development of the next-generation product for the SBC companies, the Company initiated the internal development of a GPRS-enabled mobile unit and web-hosted, service bureau-based automatic vehicle location software during the first calendar quarter of 2004, which can be hosted by the Company using its existing network services center complex with minor modifications and minimal capital expenditures. The Company is currently testing the next-generation product and believes the initial product version is approximately 90 percent complete. Customers using the next generation product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching its next generation AVL product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the next generation AVL product by the first calendar quarter of 2005, and failure to do so will have a material adverse impact on its business, financial condition and results of operations.

          During the pendency of the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of its plan of reorganization. In order to ensure a smooth transition to its next generation AVL product, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s next generation AVL product was commercially available.

          On June 14, 2004, the Bankruptcy Court approved a settlement agreement with Minorplanet Limited, Minorplanet Systems PLC and the Company regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of this settlement agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004, at which time it terminates;

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system was reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas and Houston, Texas;

•	As of July 31, 2004, the Company was no longer permitted to use the name, “Minorplanet;”

•	The Company was required to provide Minorplanet Limited, at no cost, 100 VMI units with T-Mobile special tariff SIM cards;

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally only for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base; and

•	Minorplanet Limited was allowed a general unsecured claim of $1,000,000 and it released and waived its administrative claim and waived any future research and development fees due under the VMI license agreement.

          As part of the settlement, the Company also provided to Minorplanet Limited and Minorplanet Systems PLC a general release of any and all claims which could have been asserted against either of them.

NSC Systems

Truck Fleet Mobile Communications

          The Company’s initial product offering, the Series 5000, was developed for and, prior to the Sale to Aether on March 15, 2002, was marketed and sold by the Company to customers that operate mobile fleets in the long-haul trucking market. This product continues to provide long-haul trucking customers with a total communications solution that combines voice and data communications services with satellite-based GPS location technology. The Company also provides engine monitoring, scanning, mapping and dispatch management applications. The Series 5000 solutions enable trucking companies of all sizes to maximize their efficiency as they manage trucks that are often dispersed across the country.

          Prior to the Sale to Aether on March 15, 2002, the Series 5000 mobile communications and information system was fully integrated with the AS/400, UNIX, and Windows® fleet management software solutions from 18 key industry suppliers. Integration partners included Creative Systems, Innovative Transportation Systems (ITS), Maddocks Systems’ TruckMate® for Windows, ProMiles, TMW Truck Systems and Tom McLeod LoadMaster™ Software. Full system integration provided an end-to-end mobile communications and information system solution by combining the on-road communications, data collection and tracking capabilities of the Series 5000 with vendor dispatch software, enabling fleet operators to improve customer service, manage their dispatch operations more effectively and, ultimately, increase revenue miles per truck.

          For the years ended August 31, 2004 and 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001, truck fleet mobile communications product and service revenue accounted for approximately 23%, 54%, 63%, and 41% of the Company’s total revenue, respectively. The Company completed the Sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses on March 15, 2002. Under the terms of the March 15, 2002 Sale, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service.

SBC Service Vehicles

          In response to a request from the SBC Companies for a product which would maximize the productivity of their service vehicle fleets, the Company developed and sold to the SBC Companies the Series 5005S mobile unit. The Series 5005S mobile unit is based on the Series 5000 product offering with customized proprietary hardware and software, which uses the Company’s NSC for data transmission. The Series 5005S mobile unit was further modified to utilize the GSM/digital network for transmission for certain SBC Companies.

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

          For the years ended August 31, 2004 and 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001, SBC service vehicle product and service revenue accounted for approximately 49%, 33%, 34%, and 58% of the Company’s total revenue, respectively. As of August 31, 2004, the SBC Companies have purchased and installed approximately 40,000 Series 5005S mobile units, of which approximately 30,000 remained installed and in-service. However, new shipments of the Series 5005S mobile units are expected to be minimal during the Company’s next fiscal year. The Series 5005S mobile units were not part of the March 15, 2002 Sale to Aether.

          On October 8, 2004, the term of the Company’s Service Vehicle Contract with SBC Companies was extended through December 31, 2005. The Company does not expect to generate revenue from the Company’s Service Vehicle Contract after December 31, 2005. The Service Vehicle Contract does not require SBC to maintain a minimum number of mobile units activated for service during the remaining term of the contract. However, if the number of mobile units activated for service falls below 13,140 mobile units, the Company and SBC are required to negotiate an adjustment to the service rates for transmission and maintenance/repair based upon the lesser number of units in service. If SBC and the Company are unable to reach agreement on the adjusted rates within 30 days, the Company may terminate the SBC Agreement immediately upon written notice. If SBC fails to maintain the minimum 13,140 mobile units activated for service, there can be no assurances that the Company and SBC will be able to reach agreement on adjustment of contract rates.

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC and would begin implementation mid-year 2005. Accordingly, the Company does not believe that the service term of the SBC Service Vehicle Contract will be extended beyond December 31, 2005. As the SBC Companies transition to another vehicle tracking solution, the Company expects that SBC will begin deactivating the Company’s mobile units beginning mid-year 2005. Currently, the Company receives approximately $890,000 in monthly revenues from SBC representing approximately 55% of the total monthly revenues of the Company. It is anticipated that SBC will begin deactivating units beginning in April of 2005 and complete the deactivations by December 31, 2005.

          The Company has announced that it will begin beta testing its new AVL products with actual customers in November of 2004 and further expects that such beta product version is approximately 90 percent complete for the customer testing. The Company expects to complete a full commercial launch of its new AVL products in the first quarter of 2005. The Company expects that its new AVL products will form the basis of revenue for the Company for future periods. As the revenues from the SBC Contract steadily decline in 2005, the Company’s future revenues will be solely dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

          Since SBC has selected an alternate vendor to supply the next generation product, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the amount of capital required may increase. Currently, management believes that should the required funding be obtained, it will be raised through the issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

Mobile Asset Tracking – TrackWare® & 20/20V™

          The Company entered the mobile-asset-tracking market in October 1999 with the introduction of its trailer-tracking product, TrackWare. The TrackWare product combines the technologies of GPS and control channel messaging to report location details and specific trailer events, such as connection and non-connection to a tractor, loaded/unloaded and door open/close status of a trailer. The TrackWare Remote Unit (“TrackWare Unit”) comes equipped with a GPS satellite receiver, a Cellemetry®-enabled cellular transceiver, microprocessor, antenna, battery and cables. The term Cellemetry-enabled receiver refers to the analog wireless transceiver utilized by the Company’s TrackWare product which utilizes the Cellemetry network owned and operated by Cellemetry LLC to send short data messages over the overhead control channel of the existing analog wireless infrastructure. The Company’s analog wireless transceiver in its TrackWare unit utilizes the Cellemetry network via a Service Agreement with Cellemetry LLC which includes a license to use the Cellemetry technology. Cellemetry is a federally registered trademark of Cellemetry LLC.

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

COMPETITION

Vehicle Management Information (VMI)

The Company believes that its primary competitors in the automatic vehicle location market include:

•	@Road – @Road currently sells an Internet-based solution using the CDPD or GPRS networks of AT&T Wireless, Nextel, Cingular Wireless, Verizon, and other carriers. @Road’s mobile resource management system enables vehicle location, wireless voice and text communications, and remote transaction processing with signature capture using a PDA.

•	Teletrac — Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac’s own proprietary TDOA network.

•	Trimble - In addition to providing advanced GPS components, Trimble augments GPS with other positioning technologies as well as wireless communications and software to create complete customer solutions. Trimble focuses on emerging applications including surveying, automobile navigation, machine guidance, asset tracking, wireless platforms, and telecommunications infrastructures.

•	Other Regional Competitors - There are numerous smaller regional companies vying for a local presence.

NSC Systems

Truck mobile communications

•	Qualcomm – Qualcomm pioneered the commercialization of the code-division multiple access (CDMA) technology used in wireless communications equipment and satellite ground stations mainly in North America. Qualcomm’s OmniTRACS satellite vehicle tracking system is used by the trucking industry to manage vehicle fleets. Qualcomm, Inc. ranks first in the truck mobile communications market with greater than 50% of the market share.

•	Geologic Solutions – Geologic Solutions provides wireless and mobile data services in the transportation, fleet management, and mobile government markets.

SBC Service Vehicles

          The Company believes that it currently provides products and services to one of the largest single customers in the service vehicle category with the SBC Companies. At August 31, 2004, the Company had approximately 30,000 units in service with the SBC Companies. The initial three-year term of the service contract with the SBC Companies expired on December 31, 2001. The Company has subsequently renewed its service contract with the SBC Companies for several additional one-year terms with the current one-year renewal term expiring on December 31, 2005. The Company believes that its primary competitors in the service vehicle market are the same as those described above under “Vehicle Management Information”.

          On October 8, 2004, the term of the Company’s Service Vehicle Contract with SBC Companies was extended through December 31, 2005. The Company does not expect to generate revenue from the Company’s Service Vehicle Contract after December 31, 2005. The Service Vehicle Contract does not require SBC to maintain a minimum number of mobile units activated for service during the remaining term of the contract. However, if the number of mobile units activated for service falls below 13,140 mobile units, the Company and SBC are required to negotiate an adjustment to the service rates for transmission and maintenance/repair based upon the lesser number of units in service. If SBC and the Company are unable to reach agreement on the adjusted rates within 30 days, the Company may terminate the SBC Agreement immediately upon written notice. If SBC fails to maintain the minimum 13,140 mobile units activated for service, there can be no assurances that the Company and SBC will be able to reach agreement on adjustment of contract rates.

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC and would begin implementation mid-year 2005. Accordingly, the Company does not believe that the service term of the SBC Service Vehicle Contract will be extended beyond December 31, 2005. As the SBC Companies transition to another vehicle tracking solution, the Company expects that SBC will begin deactivating the Company’s mobile units beginning mid-year 2005. Currently, the Company receives approximately $890,000 in monthly revenues from SBC representing approximately 55% of the total monthly revenues of the Company. It is anticipated that SBC will begin deactivating units beginning in April of 2005 and complete the deactivations by December 31, 2005.

          The Company has announced that it will begin beta testing its new AVL products with actual customers in November of 2004 and further expects that such beta product version is approximately 90 percent complete for the customer testing. The Company expects to complete a full commercial launch of its new AVL products in the first quarter of 2005. The Company expects that its new AVL products will form the basis of revenue for the Company for future periods. As the revenues from the SBC Contract steadily decline in 2005, the Company’s future revenues will be solely dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

          Since SBC has selected an alternate vendor to supply its next generation product, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the amount of capital required may increase. Currently, management believes that should the required funding be obtained, it will be raised through debt or sales of additional equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

EMPLOYEES

          At August 31, 2004, the Company had 116 employees. The Company’s employees are not represented by a collective bargaining agreement.

INFRASTRUCTURE AND OPERATIONS

          Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company’s strategy is to select and use wireless networks that provide the “best fit” for each product and application or specific customer need.

          The March 15, 2002 Sale to Aether of certain assets and related license rights included the Company’s Platinum Service software solution, 20/20V™, and TrackWare® asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. The Sale did not include the Company’s NSC or Series 5000 system technology.

          Series 5000 Mobile Units. These units use circuit-switched analog cellular technology for transmitting location, as well as other information, to the Company’s NSC. The NSC then routes the data to the appropriate destination, which may be a customer’s dispatcher workstation for data or any other telephone for voice communication. In addition, these units take advantage of the Company’s patented Advanced Cellular Transmission Technology (“ACTT”). ACTT is a one-way data communication technology from the mobile unit back to the NSC. ACTT takes advantage of unused fields in the cellular control channel to provide very short data bursts suitable for providing status updates of vehicle location information. The primary benefit of ACTT is reduced cost to the customer and the Company of utilizing the overhead control channel for data messaging. The Company believes that analog cellular technology provides the best terrestrial-based ubiquitous coverage for over-the-road vehicles that travel across the United States. As digital technologies further penetrate existing cellular infrastructure, digital cellular networks may become a viable alternative for over-the-road vehicles.

          Series 5005S Mobile Units. For service vehicles, as part of the Company’s “best fit” strategy, these units also may be integrated with a GSM telephone utilizing the 1900 MHz frequency, where required. Global system for mobile communications (“GSM”) is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. Since service vehicles primarily operate in urban areas, these digital networks provide appropriate coverage.

          VMI & Next Generation AVL Product. The VMI technology uses a GSM digital network. The next generation AVL product utilizes the general packet radio service (“GPRS”) bearer channel of the GSM network to provide Internet protocol based wireless data transmission. Currently, there are three major carriers providing GSM/GPRS coverage in the United States: T-Mobile, Cingular and AT&T Wireless, all of which provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM/GPRS coverage in the United States, including interoperability among the three carriers. The Company believes the coverage, bandwidth and price of the GSM/GPRS network make it best suited for the next generation technology.

          TrackWare and 20/20V Product. The TrackWare Remote Unit and 20/20V unit use proprietary overhead control channel technology to provide short two-way data messages on a national basis. This network is provided by a third party provider, Cellemetry LLC, and the Company’s NSC which has been adapted to integrate with the Cellemetry network.

          Network Services Center. The Company’s NSC provides switching services for each Series 5000 and 5005S mobile unit (hereinafter collectively referred to as “Mobile Unit” or “Mobile Units”), connecting them to the nationwide network of cellular providers, the customer’s dispatcher workstation and the nationwide landline telephone network. The NSC is capable of processing, storing and transmitting data to and from the Mobile Units and provides a gateway for the Cellemetry network to enable transmission of data to customers. Additionally, voice communications are routed from each Series 5000 Mobile Unit through the Company’s nationwide enhanced-services network to the NSC, which automatically completes the call through the public telephone network to the end user. Voice communications from the customer’s dispatcher or personal calls for the driver are routed through a toll-free telephone number to the NSC, which completes the call through the appropriate wireless cellular system for the region in which the truck is operating. Data packets from the host or a Mobile Unit are stored in the NSC, and then transmitted in cost-effective batches. Time-critical information, as configured by the customer, is immediately transmitted to the receiving party. The NSC records data from each transmission, generates a call record and processes the information into customer billing records.

          Call Routing. Each time a Mobile Unit travels into a new cellular metropolitan statistical area (“MSA”) or rural statistical area (“RSA”), it automatically registers with the cellular carrier under contract with the Company. The cellular carrier routes the message to Syniverse Technologies, Inc., formerly Telecommunications Services Incorporated (“Syniverse”). Pursuant to a contract with the Company, Syniverse provides the NSC with call delivery information utilized by the NSC to deliver calls to the Mobile Unit as it travels through a new MSA or RSA.

          Navigation Technology. GPS technology allows customers to identify the location of any mobile asset at any time via satellite. GPS is operated by the United States government, and broadcasts navigational information from a network of dedicated satellites orbiting the earth. GPS navigational receivers interpret signals from multiple satellites to determine the receiver’s geographical coordinates, elevation and velocity. GPS navigational signals can be received worldwide, without adaptation of the receiver unit to foreign standards. The Company believes that the network of GPS navigational satellites will be maintained by the United States Defense Department in an operational status for the foreseeable future. Although stand-alone GPS units are available for purchase by any consumer at relatively low cost, the Company believes that raw navigational information is of little use in tracking assets unless the GPS receiver is integrated with a computer system, such as the Company’s mobile communication units, to record routes traveled relative to mapped roadways or to transmit position reports to a central dispatcher.

          Wireless Infrastructure. The Federal Communications Commission (“FCC”) has provided for a two-operator duopoly in each analog cellular market. Only two licenses were awarded to provide analog cellular service in any specific cellular MSA or RSA. One of the two licenses in each market was initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market (the “Wireline” or “B-Side” license) and the other license in each market was initially awarded to a company, individual or group not affiliated with any landline telephone carrier (the “Non-Wireline” or “A-Side” license). However, once a license was awarded, the license holder could sell the license to another qualified entity, including the sale of “B-Side” licenses to groups not affiliated with the landline telephone carrier, and the sale of “A-Side” licenses to a landline telephone carrier. The Company’s system utilizes both the A-Side and B-Side carriers in its coverage areas, and has agreements with both A-Side and B-Side carriers in approximately 75% of its markets, allowing system redundancy and greater flexibility. In addition to cellular licenses, the FCC has issued up to six licenses in each market for the 1.9 megahertz (“PCS”) spectrum. PCS is generally available in certain metropolitan markets and surrounding areas.

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

STRATEGIC SERVICE ALLIANCES OF THE COMPANY

          Wireless Carriers. The Company has established a network for the United States that offers mobile communication coverage in 98% of the available analog wireless service areas in the United States (which covers approximately 95% of the United States interstate highway system) and 100% of the A-Side coverage in Canada. The Company has agreements in place with 66 wireless carriers, including all the regional Bell operating companies, AT&T Wireless Inc. and Rogers Cantel, Inc., in 706 markets in the United States and Canada. The Company has entered into contracts with both A-side and B-side carriers in approximately 75% of United States wireless coverage regions. In most cases, terms of contracts between the Company and each of its cellular carriers are generally for one year, with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 180-day notice prior to the end of the renewal term. The Company has executed contracts with certain wireless carriers that provide for an initial three-year term with automatic one-year successive renewal terms unless either party elects to terminate the contract upon 180-day notice prior to the end of the renewal term. The Company’s agreements with wireless carriers provide that the Company will not be required to reimburse carriers for fraudulent usage unless the carriers have fully implemented the Company’s anti-fraud protocol. Although the Company’s anti-fraud protocol has been effective in preventing fraud to date, there can be no assurance that this will be the case in the future.

          Syniverse. Syniverse provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle’s home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company’s contract with Syniverse covers certain functions that are critical to the Company’s ability to instantly deliver calls nationwide for its NSC network subscribers in connection with the Company’s agreement with Aether Systems. The Syniverse contract covers an initial term that began on May 3, 1999 and ends on April 15, 2005. On June 30, 2004, the Company amended its contract with Aether Systems to extend the transition period during which it provides network services to the Company’s network subscribers until April 30, 2005 after which time the agreement continues on a month-to-month basis unless terminated by either party upon 60 days advance written notice. Upon expiration of the Aether agreement, the Company may discontinue its purchase of Syniverse services as it will no longer provide network services to such network subscribers. As per the terms of the Syniverse agreement, subsequent to April 15, 2005, the Company may terminate the Syniverse agreement for convenience by providing Syniverse with 60 days prior written notice of termination. A failure in the Syniverse network prior to April 30, 2005 could have a material adverse effect on the Company’s business, financial condition and results of operations. See the “Risk Factor” on page 31 relating to the Syniverse relationship.

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

          The Company also resells T-Mobile GSM data services to the Company’s VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement has an initial term of one year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term. If the Company is unable to renew such agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for our VMI units, such failures could have a material adverse effect on the Company’s business, financial condition and results of operations. See Risk Factor on page 32 regarding risks associated with this relationship.

          Cingular Wireless LLC. On March 30, 1999, the Company executed an Administrative Carrier Agreement with Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless whereby Cingular provides clearinghouse services to the Company, including the direct payment of the Company’s cellular service providers for cellular airtime through the cellular clearinghouse process. This agreement provides for an initial term of 3- years that automatically renews for 5 additional consecutive 1-year terms. While the Company has no reason to believe that Cingular will not renew this agreement, it is possible that Cingular will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercially reasonable rate increases, the Company’s service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company’s cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on the Company’s business, financial condition or results of operations. Cingular also provides the Company’s customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a three-year term with automatic renewal for successive one-year terms unless either party provides a minimum of 90 days written notice of intent to terminate prior to the expiration of any renewal period. See the “Risk Factor” on page 32 regarding risks associated with this relationship.

          Alarm Monitoring Services. On May 25, 2000, the Company and Criticom International Corporation (“CIC”) entered into a Monitoring Services Agreement with an initial term of three years that automatically renews for successive two-year terms pursuant to which CIC provides certain panic alarm monitoring services for the Company in connection with the Company’s obligations to the SBC Companies. The Criticom contract has an initial term of three years and automatically renews for successive two-year terms unless terminated by either party on 120 days notice. The initial 2–year term of the Criticom contract expired on June 30, 2003 and the Criticom contract is currently in a 2-year renewal term which expires on June 30, 2005, subject to the automatic renewal for additional 2-year terms. While the Company has no reason to believe that Criticom will not renew this contract, it is possible that Criticom could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew the Criticom contract or renew it with rates similar to current rates, it may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company will have limited resources, it may be unable to develop its own monitoring services center or successfully continue with an alternate provider, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations. See the “Risk Factor” on page 31 relating to the CIC relationship.

          Key Suppliers. The Company does not manufacture or assemble its products but subcontracts for the manufacture of its products from various suppliers.

PATENTS AND PROPRIETARY TECHNOLOGY

          The Company has obtained 42 United States patents and 16 foreign patents and has applied for, and has pending, additional United States and foreign patents. In general, the Company’s existing patents claim inventions involving the innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of certain of the Company’s historical products and services. The Company’s software is also protected under patents, federal and state trade secret law and federal copyright law. See the “Risk Factor” on page 34 regarding risks associated with the Company’s patents.

RESEARCH AND DEVELOPMENT

          The Company relies primarily on its internal team of engineers for research and development relating to its current and prospective products. As of August 31, 2004, the Company had completed approximately 60% of the development of its web hosted, service bureau-based AVL software. The Company currently anticipates commercially launching its next generation AVL products by the first calendar quarter of 2005. Total research and development expensed through August 31, 2004 associated with development of the Company’s next generation AVL products was approximately $0.6 million. Prior to the rejection in the bankruptcy proceedings of the VMI license and the initiation of development of the Company’s next generation AVL mobile unit, the Company relied primarily on Minorplanet UK for research and development for products for the AVL marketplace. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company was required to pay $1 million per year to Minorplanet UK for this research and development. Under a settlement agreement with Minorplanet UK, approved by the Bankruptcy Court, Minorplanet UK waived any future research and development fees due under the VMI license agreement.

REGULATION

          The Company’s products and services are subject to various regulations promulgated by the FCC that apply to the wireless communications industry generally. The Company’s Mobile Units, DCU’s, CCC’s and its TrackWare® Units must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of the Mobile Units, DCU’s, CCC’s and the TrackWare® Units to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.

          The FCC also controls several other aspects of the wireless industry that affect the Company’s ability to provide services. The FCC controls the amount of radio spectrum available to cellular carriers, which could eventually limit growth in cellular carrier capacity.

          The FCC also regulates telecommunications service providers or common carriers, requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most states regulate rates and market entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. In general, providers of enhanced services are not subject to regulation by the FCC or the various state regulatory agencies. Services qualify as enhanced services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components, such as wireless or long distance services. The Company believes that the services it provides to its customers in connection with the Mobile Units, DCU’s, CCC’s and TrackWare™ Units qualify as enhanced services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users, which management believes should also serve to exempt the Company from FCC and state regulation.

          The wireless telecommunications industry currently is experiencing significant regulatory changes that may require a re-examination of laws and regulations applicable to the Company’s operations. The Company’s services may be characterized by the FCC as Commercial Mobile Radio Services (“CMRS”). If the Company’s services are classified as CMRS, the Company may be subject to FCC regulation as a telecommunications service provider. However, the FCC has decided to forbear from most regulation of the CMRS marketplace, including regulation of the rates and terms of market entry for interstate services offered by CMRS providers. In addition, the U.S. Congress has preempted state regulation of CMRS market entry and rates. FCC decisions thus far have enhanced the development of CMRS, including requiring local telephone companies to offer interconnection and access to their networks to CMRS providers and to establish reciprocal compensation arrangements with CMRS providers for the transportation and termination of calls at prices that are cost-based and reasonable.

          If any services offered by the Company are determined to be telecommunications services by the FCC, the revenues generated from these services would be subject to the required contribution to the federal universal service fund. At this time, revenues generated from the Company’s services that meet the definition of enhanced services are not subject to FCC-mandated universal service fund contribution. However, based on a conservative interpretation, the Company has historically reported certain revenues generated by the personal calling plan service offered by the Company as a telecommunications service for purposes of federal universal service fund contribution filings. Various states have instituted their own universal service fund mechanisms which may or may not follow the federal statutes in exempting revenues generated by enhanced services. The Company cannot predict the impact of any future requirements to contribute to state and federal universal service mechanisms.

RECAPITALIZATION TRANSACTION

{Note: All share information referred to in the Recapitalization Transaction discussion below has not been adjusted for the five for one reverse stock split effected by the Company on December 3, 2003}

          On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company’s stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by the Purchase Agreement, the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK’s vehicle management information technology in the United States, Canada and Mexico. As of August 31, 2003, and prior to the October 6, 2003 transfer to Erin Mills and the July 2, 2004 effective date of the Company’s bankruptcy plan of reorganization, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company’s common stock which is the sole voting security of the Company.

          The Company also issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 (“Senior Notes”), in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the “Exchange Offer”). The foregoing stock issuance transactions are hereinafter collectively referred to as the “Recapitalization.” As a result of the Recapitalization, the Company significantly reduced its indebtedness and related interest expense. In addition, the Company acquired the VMI technology and commenced distribution of Minorplanet UK’s VMI product in the United States.

          Pursuant to the Purchase Agreement, the Company appointed two additional directors to the Company’s Board of Directors that were designated by Minorplanet UK: Messrs. Robert Kelly and Andrew Tillman. Mr. Tillman was subsequently replaced with Michael Abrahams as one of the two Minorplanet UK Designees. The Purchase Agreement provided that Minorplanet UK had the right to designate two of the seven directors in the future (the “Investor Directors”), and to maintain proportionate representation on the Board of Directors and its committees. Given Minorplanet UK’s then current ownership, however, it had the right to elect all director nominees if it decided to do so. In addition, the Purchase Agreement also provided that so long as Minorplanet UK had the right to designate Minorplanet UK Directors (i.e., it owns at least 5% of the outstanding common stock of the Company), none of the following actions could be taken unless approved by all of the Minorplanet UK Directors:

•	any capital expenditure by the Company that is not contemplated in any current annual budget which exceeds $200,000;

•	the hiring and firing of any Company officer or senior executive reporting to the chief executive officer who has an annual salary of $130,000 or more, or entering into employment agreements with these individuals or amendments to existing agreements;

•	the direct or indirect redemption, purchase or making of any payments with respect to stock appreciation rights and similar types of stock plans;

•	the sale, lease or transfer of any assets of the Company representing 5% or more of the Company’s consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of the Company; except as required under law, the taking or instituting of bankruptcy or similar proceedings;

•	the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

•	the acquisition of another entity;

•	the entering into any agreement or contract which commits the Company to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

•	the amendment of the Company’s Certificate of Incorporation or Bylaws that would adversely affect holders of the Company’s common stock or Minorplanet UK’s rights under the Purchase Agreement;

•	the exiting of, or entering into a different line of business;

•	the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

•	the placing of any lien on the Company’s assets or properties; or

•	the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet UK.

END OF MINORPLANET UK MAJORITY OWNERSHIP AND VMI LICENSE RIGHT SETTLEMENT

          On October 6, 2003, Minorplanet UK transferred 42.1 percent (approximately 4.1 million shares) of the Company’s outstanding common shares beneficially owned by Minorplanet UK to Erin Mills, ending Minorplanet UK’s majority ownership of the Company. Following the share transfer, Erin Mills beneficially owned 46 percent (approximately 4.4 million shares) of the Company’s outstanding common stock, while Minorplanet UK retained 19.9 percent (approximately 1.9 million shares) of the Company’s outstanding common stock.

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

          In addition, concurrently with these transactions, the Company also reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived the approval rights granted to the Minorplanet UK Directors set forth above, including the right to appoint members to the Company’s Board of Directors, as were provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the

VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it had the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

          In conjunction with the Company’s development of the next-generation product for the SBC companies, the Company initiated the internal development a GPRS-enabled mobile unit and web-hosted, service bureau-based automatic vehicle location software during the first calendar quarter of 2004, which can be hosted by the Company using its existing network services center complex with minor modifications and minimal capital expenditures. The Company is currently testing the next-generation product and believes the initial product version is approximately 90 percent complete. Customers using the next generation product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching its next generation AVL product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the next generation AVL product by the first calendar quarter of 2005, and failure to do so will have a material adverse impact on its business, financial condition and results of operations.

          During the pendency of the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of our Plan of Reorganization. In order to ensure a smooth transition to its next generation AVL product, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s next generation AVL product was commercially available.

          On June 14, 2004, the Bankruptcy Court approved a settlement agreement with Minorplanet Limited, Minorplanet Systems PLC and the Company regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of this settlement agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004, at which time it terminates;

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system was reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas and Houston, Texas;

•	As of July 31, 2004, the Company is no longer permitted to use the name, “Minorplanet”;

•	The Company was required to provide Minorplanet Limited, at no cost, 100 VMI units with T-Mobile special tariff SIM cards;

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally only for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base; and

•	Minorplanet Limited was allowed a general unsecured claim of $1,000,000, and it released and waived its administrative claim and waived any future research and development fees due under the VMI license agreement.

          As part of the settlement, the Company also provided to Minorplanet Limited and Minorplanet Systems PLC a general release of any and all claims which could have been asserted against either of them.

RISK FACTORS

Forward-Looking Statements.

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s current beliefs and projections, as well as assumptions made by and information currently available to management. In some cases, you can identify these forward-looking statements by words such as, “anticipate,” “believe,” “estimate,” “expect,” “may,” “could,” “intend,” “predict,” “potential” and similar expressions that are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company’s actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this risk factor section, as well as those discussed elsewhere in this Form 10-K or in the documents incorporated herein by reference.

The Company has operated at a significant loss in recent periods and such losses will continue.

          The Company has incurred significant operating losses since our inception, and such losses will continue for the near future. The Company may not ever achieve profitability. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profits on a quarterly or annual basis.

The Company will require additional financing in order to sustain its business operations until revenues generated from sales of its next generation product lines are sufficient to fund on-going operations.

          The Company’s recent private placement transaction with SDS Capital Group SPC, Ltd. resulted in net cash proceeds of approximately $4.6 million after payment of expenses. However, the Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that the Company is able to generate positive cash flow from operations. The Company’s future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of its products, the level of competition, general economic conditions and other factors beyond our control. There can be no assurance that the Company will be able to meet its sales projections. If the Company fails to meet its sales projections, the Company may require additional financing to continue to execute its business plan and sustain its business operations. There can be no assurance that the Company will be able to obtain such financing on favorable terms or at all. Further, the Certificate of Designation for the Company’s Series A Preferred Stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the Holders of the Company’s Series A Preferred Stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt or equity securities, and there can be no assurance that the Company will be able to obtain such approval.

     Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise a minimum of $6 million in additional capital resources to fund the Company’s operations until revenues from the next generation GPRS-based product line are sufficient to fund ongoing operations.

•	Ability to complete development of a GPRS-based next generation product line.

•	Significant market acceptance of our product offerings, including the Company’s next generation product line, in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

          There can be no assurances that any of these success factors will be realized or maintained.

          SBC has selected an alternate vendor to supply the next generation product for its service vehicle fleet; thus, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million, in addition to the $4.6 million received from the sale of the Series A Preferred Stock discussed above, by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company.

          Currently, management believes that the required funding may have to be raised through issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations. The failure of the Company to raise the additional capital will have a material adverse effect on the Company’s business, financial condition and results of operations.

If the SBC Companies deactivate the Company’s mobile units sooner than management currently anticipates, the amount of capital required by the Company to sustain its operations will significantly increase.

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC and would begin implementation mid-year 2005. Accordingly, the Company does not believe that the service term of the SBC Service Vehicle Contract will be extended beyond December 31, 2005. The Company does not expect to generate any revenue from the SBC Service Vehicle Contract after December 31, 2005. As the SBC Companies transition to another vehicle tracking solution, the Company expects that SBC will begin deactivating the Company’s mobile units beginning mid-year 2005. Currently, the Company receives approximately $890,000 in monthly revenues from SBC representing approximately 55% of the total monthly revenues of the Company. The Company anticipates that SBC will begin deactivating units beginning in April of 2005 and complete the deactivations by December 31, 2005.

          Since SBC has selected an alternate vendor to supply its next generation product, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, the amount of capital required by June 2005 may significantly increase. Currently, management believes that should the required funding be obtained, it will be raised through debt or sales of additional equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so would likely have a material adverse effect upon the Company’s business, financial condition and results of operations.

Following the expiration of the SBC Contract, the Company’s revenues will be primarily dependent on sales of its next generation product line, and the failure of the Company to achieve its sales projections for its next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

          The Company has announced that it will begin beta testing its new AVL products with actual customers in November of 2004 and further expects that such beta product version is approximately 90 percent complete for the customer testing. The Company expects to complete a full commercial launch of its new AVL products in the first quarter of 2005. The Company expects that its new AVL products will form the basis of revenue for the Company for future periods. As the revenues from the SBC Contract steadily decline in 2005, the Company’s future revenues will be primarily dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

The exercise price on the Structured and Incentive Warrants issued to the holder of the Series A Preferred Stock will be modified based upon the Company’s failure to obtain a contract with the SBC Companies that would have generated certain minimum revenues which could result in further dilution to the Company’s stockholders.

          The Company failed to satisfy the contingency contained in the recently consummated $5 million preferred stock financing transaction to sign a two-year agreement with the SBC Companies with minimum annual revenues of $10 million per year on or before November 15, 2004. Thus, pursuant to the Warrant Agreements, the $0.909 per share exercise price for the warrants issued to the holder of the Series A Preferred Stock will be adjusted to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to November 15, 2004 and will be further adjusted to equal 75% of the average closing price of the Company’s common stock for the ten day trading period immediately prior to January 15, 2005; provided in each instance that the exercise price may only be adjusted downward and not upward. Based upon the current trading price of the Company’s common stock, the exercise price of both the Structured and Incentive Warrants may be adjusted downward which would allow the holder of the Series A Preferred Stock to purchase the Company’s common stock at a lower price and may increase the dilution to the Company’s stockholders. In addition, the right of the holder of Series A Preferred Stock to maintain an Investment Oversight Committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely.

Potential future offerings could dilute the interest of the Company’s common stockholders.

          The Company expects in the future to increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock and common stock. The effect of additional equity offerings may be the dilution of the equity of stockholders or the reduction of the price of shares of the common stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

The certificate of designation for the Company’s Series A Preferred Stock contains restrictions on the Company’s ability to take certain actions without the approval of the Series A Preferred Stockholders, including entering into mergers or issuing additional debt or equity, and also contains certain mandatory redemption events which could force the Company to redeem shares when the Company does not have the funds to do so.

          The Company is prohibited from taking numerous actions without the approval of the holders of at least a majority of the Series A Preferred Stock, including, without limitation:

•	amending the Company’s certificate of incorporation or bylaws;

•	redeeming securities;

•	entering into an asset sale, merger or similar transaction;

•	creating or issuing senior or pari passu securities; or

•	issuing debt or equity securities.

Accordingly, the Company may not be able to obtain the approval of the Series A Preferred stockholders needed to complete a necessary or advisable financing transaction, or necessary to effect any other transaction that the Company’s Board of Directors deems to be in the best interests of the Company’s stockholders.

          The Certificate of Designation also contains numerous redemption events, including any breach by the Company of any of the transaction documents pursuant to which the Company issued Series A Preferred Stock and warrants to the investor in the Company’s Series A Preferred Stock. If any of these redemptions events were to occur, the holders of the Company’s Series A Preferred stock could force the Company to redeem their shares of Series A Preferred Stock. The Company may not have the funds available to affect such forced redemption and the holders could take further actions such as forcing the Company into involuntary bankruptcy.

The Company has received a notice from Nasdaq that its common stock fails to meet the minimum bid price requirement of $1.00 for continued listing on the Nasdaq SmallCap Market, and if the Company does not regain compliance with this continued listing requirement by March 30, 2005 (subject to certain extensions), the Company may lose its Nasdaq SmallCap listing which may adversely impact the liquidity of its common stock and its ability to raise additional capital or continue operations.

          On October 1, 2004, the Company received notice from Nasdaq stating that for the previous 30 days, its common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), the Company was provided 180 calendar days, or until March 30, 2005, to regain compliance under this rule. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

          The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by March 30, 2005, Nasdaq will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfy The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement at the end of such period, the Company would be afforded an additional compliance period up to its next stockholder meeting to regain compliance, provided that it commit: (1) to seek stockholder approval for a reverse stock split at or before its next stockholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur within 2 years following October 1, 2004. If the Company fails to regain compliance with $1.00 minimum bid requirement during the third compliance period and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

          If the closing bid for the Company’s common stock remains below $1.00 per share and it is no longer listed on The Nasdaq SmallCap Market, the Company’s common stock may be deemed to be penny stock. If the Company’s common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company’s securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

•	sales commissions payable to both the broker-dealer and the registered representative; and

•	current quotations for the securities.

          Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stock. This could have a material and adverse effect on the market for the Company’s Common Stock, and the ability of stockholders to sell shares.

The Company faces significant competition in the automatic vehicle location marketplace.

          The Company’s vehicle management information product faces significant competition from internal development teams of customers and potential customers and from several other suppliers of similar products, many of which may have greater name recognition and greater financial and technological resources. As the demand by business for mobile tracking services increase, the quality, functionality and breadth of competing products and services will likely improve and new competitors may enter the market. Further, the adoption of widespread industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services the Company presently offers or may offer in the future, or to offer new services that the Company does not offer. The Company can provide no assurance that its products will compete successfully with the products of its competitors or that the Company will adapt to changes in the business, regulatory or technological environment as successfully as its competitors. If the Company is unable to compete successfully, the Company’s ability to acquire or retain customers could be limited which could result in a decrease in its revenues.

The Company may be unable to adapt to shifts in technology in the wireless communications industry.

          Technology in the wireless communications industry is in a rapid and continuing state of change as new technologies and enhancements to existing technologies continue to be introduced. The Company’s future success will depend upon its ability to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis. The Company can offer no assurance that it will be able to keep pace with technological developments. The Company’s failure to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis could result in a material adverse effect on the its business, financial condition and results of operations.

A small number of the Company’s stockholders own a substantial amount of its shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of the Company’s common stock on The Nasdaq SmallCap Market could drop significantly.

          Minorplanet Systems PLC currently holds 894,682 shares of the Company’s common stock (approximately 13.2% of the Company’s outstanding shares), Mackay Shields LLC currently holds 663,374 shares of the Company’s common stock (approximately 9.8% of the Company’s outstanding shares), Merced Partners currently holds 625,558 shares of the Company’s common stock (approximately 9.3% of the Company’s outstanding shares), and OTA, LLC currently holds 563,400 shares of the Company’s common stock (approximately 8.3% of the Company’s outstanding shares); all of which are eligible for public resale. In addition, other stockholders own substantial amounts of shares of the Company’s common stock. Sales of a large number of shares of the Company’s common stock or even the availability of a substantial number of shares for sale could have the effect of reducing the price per share of the Company’s common stock on the Nasdaq SmallCap Market, especially given that the Company’s common stock is thinly traded on that market.

If the Company is unable to renew or replace our existing cellular service agreements at current rates as they expire, the cost of delivering our services could increase.

          A substantial number of the Company’s contracts with its cellular carriers automatically renew on an annual basis, subject to notice of termination in the 30-days prior to such annual renewal. In order to continue to provide mobile communications services to the Company’s customers, the Company must continually renew its agreements with individual cellular carriers. If the Company is unable to renew or replace these contracts with cellular carriers at rates similar to the current rates, the resulting higher costs of cellular transmission time could have a material adverse effect on its business, financial condition and results of operations.

If wireless carriers on which the Company depends for services decide to abandon or do not continue to expand their wireless networks, the Company may lose subscribers and our revenues could decrease.

          Currently, the Company’s AVL products rely on GSM/GPRS networks. This protocol covers only portions of the United States and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, the Company may not be able to provide services to its customers. In addition, if wireless carriers do not expand their coverage areas, the Company will be unable to meet the needs of customers who may wish to use some of its services outside the current coverage area.

The Company is dependent on a sole provider of alarm-monitoring services to SBC and if the Company is unable to procure these services from this provider, the Company’s costs for obtaining this service could increase, or the Company may be forced to expend funds to develop this service.

          The Company relies on Criticom International Corporation as its sole provider of certain alarm monitoring services to the SBC companies as required by the Company’s contract with CIC. The Criticom contract has an initial term of three years and automatically renews for successive 2-year terms unless terminated by either party on 120 days notice. The initial 2–year term of the Criticom contract expired on June 30, 2003 and the Criticom contract is currently in a 2-year renewal term which expires on June 30, 2005, subject to the automatic renewal for additional 2-year terms. While the Company has no reason to believe that Criticom will not renew this contract, it is possible that Criticom could fail to renew the contract in an attempt to renegotiate higher rates to be paid by the Company. If the Company is unable to renew the Criticom contract or renew it with rates similar to current rates, the Company may be required to develop its own alarm monitoring center, including obtaining the required licenses, or execute an agreement with another alarm monitoring services provider, which agreement may not be available on commercially acceptable terms. As the Company will have limited resources, it may be unable to develop its own monitoring services center or successfully continue with an alternate provider, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

As the Company relies on Syniverse to provide essential clearinghouse services for its network service center subscribers, an extensive failure in the Syniverse network or unavailability of the Syniverse network could force the Company to make costly design changes to our network.

          Syniverse provides clearinghouse functions to the cellular industry, creating the data link between a foreign network and a traveling vehicle’s home cellular service area, performing credit checking functions and facilitating roamer incoming call delivery functions. The Company’s contract with Syniverse covers certain functions that are critical to the Company’s ability to instantly deliver calls nationwide for the Company’s network services center subscribers in connection with the Company’s agreement with Aether Systems. The Syniverse contract covers an initial term that began on May 3, 1999 and ends on April 15, 2005. On June 30, 2004, the Company amended its contract with Aether Systems to extend the transition period during which the Company provides network services to its network subscribers until April 30, 2005 after which time the agreement continues on a month-to-month basis unless terminated by either party upon 60 days advance written notice. Upon expiration of the Aether agreement, the Company may discontinue its purchase of Syniverse services as it will no longer provide network services to such network subscribers. As per the terms of the Syniverse agreement, subsequent to April 15, 2005, the Company may terminate the Syniverse agreement for convenience by providing Syniverse with 60 days prior written notice of termination. A failure in the Syniverse network prior to April 30, 2005 could have a material adverse effect on the Company’s business, financial condition and results of operations.

As the Company relies on Cingular Wireless for various cellular clearinghouse services, the Company’s inability to renew its agreement with Cingular could significantly increase its cost of obtaining this necessary service.

          On March 30, 1999, the Company executed an Administrative Carrier Agreement with Southwestern Bell Mobile Systems, Inc., now known as Cingular Wireless whereby Cingular provides clearinghouse services to the Company, including the direct payment of its cellular service providers for cellular airtime through the cellular clearinghouse process. This agreement provides for an initial term of 3-years that automatically renews for 5-additional consecutive 1-year terms. While the Company has no reason to believe that Cingular will not renew this agreement, it is possible that Cingular will attempt to renegotiate higher rates for the services which it provides at the time of renewal. If the Company is unable to negotiate commercial reasonable rate increases, the Company’s service margins could be reduced substantially. If the Company is unable to renew because it cannot reach agreement on commercially reasonable rate increases, the failure to renew this contract and continue existing arrangements for payment to the Company’s cellular service providers could require the Company to post security deposits or provide other financial assurances, which could have a material adverse effect on the Company’s business, financial condition or results of operations. Cingular also provides the Company’s customers with analog cellular service as per a Cellular Service Agreement originally entered into on June 7, 1993 and last amended on May 7, 1999 for a 3-year term with automatic renewal for successive 1-year terms unless either party provides a minimum of 90 days written notice of intent to terminate prior to the expiration any renewal period.

The Company does not expect to pay dividends on our common stock in the foreseeable future.

          The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

The Company relies primarily on T-Mobile for the provision of GSM data services to its VMI customers and the Company’s inability to renew its agreements with T-Mobile may increase the Company’s costs of providing GSM data services to its VMI customers, result in a decrease in GSM coverage for its VMI customers or may require the Company to retrofit its installed base of VMI units with mobile units which utilize GSM/GPRS.

          The Company markets and sells T-Mobile GSM data services to its VMI customers as an agent of T-Mobile pursuant to a National Premier Dealer Agreement entered into with T-Mobile USA, Inc. on January 1, 2003 so that such VMI customers have a direct contractual relationship for the purchase of GSM data services with T-Mobile. This agreement has an initial term of 2 years and automatically terminates unless the Company provides written notice of its intent to renew to T-Mobile at least 60 days prior to the end the term.

          The Company also resells T-Mobile GSM data services to its VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement has an initial term of 1-year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term.

          If the Company is unable to renew such agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for our VMI units, such failures could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any natural disaster, terrorist attack or other occurrence that renders the Company’s network service center inoperable could significantly hinder the delivery of the Company’s services to its customers because the Company lacks an effective remote back-up communications system.

          Currently, the Company’s disaster recovery systems focus on internal redundancy and diverse routing around within the network services center operated by the Company. The Company does not currently have a remote back-up communications system that would enable it to continue to provide mobile communications services to our customers in the event of a natural disaster, terrorist attack or other occurrence that rendered its network services center inoperable. Accordingly, the Company’s business is subject to the risk that such a disaster, attack, security intrusion by a computer hacker or other occurrence could hinder or prevent the Company from providing services to some or all of its customers. The delay in the delivery of our services could cause some of its customers to discontinue business with the Company which may materially reduce its revenues.

The Company depends on Global Positioning System, commonly called GPS, technology owned and controlled by others, and the Company would be unable to deliver its services if the Company does not have continued access to this technology and its satellites.

          The Company’s services rely on signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and the Company’s services may cease to function and customer satisfaction would suffer. In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect GPS, for example by affecting the availability, quality, accuracy or pricing of GPS technology, the Company’s business will suffer.

The Company depends on its key personnel, and the loss of one or more of these individuals could have a material adverse effect on its business.

          The Company is dependent on the efforts of:

•	Dennis R. Casey, President and Chief Executive Officer;

•	W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer;

•	J. Raymond Bilbao, Senior Vice President, General Counsel and Secretary;

•	Joseph W. Pollard, Senior Vice President, Sales and Marketing; and

•	David Bagley, Senior Vice President, Networks and Engineering.

The Company maintains 2-year term employment agreements with these executives which expire as follows:

•	The employment agreements with Messrs. Casey, Smith and Bilbao expire on July 2, 2006;

•	The employment agreement with Mr. Pollard expires on July 26, 2006; and

•	The employment agreement with Mr. Bagley expires on September 17, 2006.

          Subsequent to the expiration of the initial term, the employment contracts with these executives continue on a month-to-month basis, subject to termination by either the executive or the Company upon notice. In addition, the Company is also dependent upon a group of its employees possessing valuable technical skills some of whom are bound by 1-year employment agreements and others who are not bound by any employment agreements.

          The loss of services of one or more of these individuals could materially and adversely affect the Company’s business and future prospects. The Company does not maintain key-man life insurance on any of its officers or employees. The Company can provide no assurance that it will be able to attract and retain additional management and technical personnel required in connection with the growth and development of its business.

Increases in the wholesale rates for digital wireless minutes could reduce or eliminate the Company’s services margin.

          The Company currently purchases digital wireless minutes at wholesale rates to operate certain parts of its business. While the Company presently has no reason to believe that such rates will increase, such rates are outside of its control and any increase in the digital wireless minutes may have a material adverse effect on the Company’s costs which could decrease its profit margins and revenues.

Product liability claims could have a material adverse effect on the Company’s business by creating additional costs related to the payment or settlement of these claims.

          It is possible that the operation of the Company’s products may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney’s fees, costs and expenses and diversion of management attention. Product liability claims that exceed policy limits applicable to its liability insurance or that are excluded from the policy coverage could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in industry-specific government regulations could require the Company to materially increase its expenses to pay compliance fees.

          The Company believes that its products and services are currently exempt from both Federal Communications Commission and state regulations. The Company relies on its long-distance providers and wireless providers to comply with any applicable regulatory requirements. In the event that the Company’s services were reclassified as “telecommunications services,” the Company could be forced to expend substantial time, money and resources to comply with the applicable regulations and contribute to applicable universal services funds mandated by federal regulations. Such an event could result in a material adverse effect on the Company’s business, financial condition and results of operations due to such increase in expenses.

The Company may not be able to adequately protect its patents and other proprietary technology, and its intellectual property rights may be challenged by others.

          The Company’s products and services are highly dependent upon its technology and the scope and limitations of our proprietary intellectual property rights. In order to protect the Company’s technology, the Company relies on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements and other similar arrangements. If the Company’s assertion of proprietary intellectual property rights is held to be invalid, or if another party’s use of the Company’s technology were to occur to any substantial degree, the Company’s business, financial condition and results of operations could be materially adversely affected.

          Several of the Company’s competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those the Company offers. The Company attempts to be aware of patents containing claims that may pose a risk of infringement by its products or services. In addition, patent applications in the United States are confidential until a patent is issued; accordingly, the Company cannot evaluate the extent to which its products or services may infringe on future patent rights being sought by others. In general, if it were determined that any of the Company’s products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to obtain licenses to develop and market such products, services or enhancements from the holders of the patents, to redesign such products or services to avoid infringement, or to cease marketing such products or services or developing such enhancements. In such event, the Company also might be required to pay past royalties or other damages. The Company can provide no assurance that, should it become necessary, the Company would be able to obtain licenses on commercially reasonable terms, or that the Company would be able to design or redesign its products to incorporate alternative technologies, without a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s current business plan contemplates significant expansion, which it may be unable to manage.

          If the Company successfully implements its business strategy, the Company may experience periods of expansion. The Company can provide no assurance that it will successfully maintain and improve its operating and financial systems, expand, train and manage its employee base, properly manage production and inventory levels to meet product demand and facilitate new product introductions in connection with the expansion of its business. In general, the Company’s failure to manage the growth of its business effectively could result in a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s adoption of “Fresh Start” accounting make comparisons of its financial position and results of operations with those of prior fiscal periods more difficult,

          In connection with the Company’s emergence from bankruptcy, the Company implemented “Fresh Start” accounting as of June 30, 2004. Fresh Start accounting required the Company to allocate its reorganization value to all of its assets and liabilities in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. As a result, the consolidated financial statements for periods after the Company’s emergence from bankruptcy are not comparable to the Company’s consolidated financial statements for the periods prior to the Company’s emergence from bankruptcy. The application of “Fresh Start” accounting makes it more difficult to compare the Company’s post-emergence operations and results to those in pre-emergence periods and could adversely affect trading in and the liquidity of the Company’s Common Stock.

The Company’s Certificate of Incorporation, Bylaws and state law contain provisions that could discourage a takeover.

     The Company has adopted a Certificate of Incorporation and Bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

•	authorizing the board to issue blank check preferred stock on terms it deems advisable;

•	prohibiting cumulative voting in the election of directors; and

•	limiting the persons who may call special meetings of stockholders;

          The Company has adopted a Certificate of Incorporation that permits its Board of Directors to issue shares of preferred stock without stockholder approval, which means that its Board of Directors could issue shares with special voting rights or other provisions that could deter a takeover. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the Company’s common stock and dilute existing stockholders.

A large number of shares of the Company’s Common Stock are eligible for future sale, and the sale of these shares may cause the price of the Company’s Common Stock to drop.

          As a result of our recent bankruptcy, the Company issued a large number of new shares of its Common Stock to its stockholders and previous creditors, which shares were exempt from the registration requirements of the Securities Act and are currently freely tradable subject to compliance with the volume limitations imposed by Rule 144 on certain of the Company’s stockholders. In addition, the Company has agreed to register an additional 5,000,000 shares of its common stock for resale on behalf of the holder of the Series A Preferred Stock upon its conversion of shares of its Series A Preferred Stock and upon the exercise of warrants the Company issued to it, which the Company intends to do by the filing of an S-3 Registration Statement with the SEC. Accordingly, most of the Company’s issued and outstanding shares of Common Stock are freely tradable under federal securities laws.

          The market price of the Company’s Common Stock could drop due to sales of a large number of shares of its Common Stock or the perception that they could occur. These factors could also make it more difficult to raise funds through future offerings of Common Stock.

The price of the Company’s common stock is volatile.

          Historically, market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company’s business, the business of its competitors or its wireless providers, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of shares of the Company’s common stock. The market price of the Company’s common stock and its trading volume have been highly volatile in recent periods and its common stock is often thinly traded.

AVAILABLE INFORMATION

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available without charge at the Securities and Exchange Commission website (http://www.sec.gov).

ITEM 2. PROPERTIES

Real Property and Leases

          The Company does not own any real property. The Company leases approximately 38,700 square feet of office space for its corporate headquarters in Richardson, Texas. The Company leases approximately 25,000 square feet of warehouse and office space in Plano, Texas.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

          Voluntary Bankruptcy Filing

          On the Commencement Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division , in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “Debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

          Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Debtors including most actions to collect pre-petition indebtedness or exercise control over the property of the Debtors’ estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. On June 15, 2004, the Bankruptcy Court entered an order approving the Debtors’ motion for substantive consolidation of the estates of the Company, Caren and Limited.

          On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Company’s plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization.

          On June 17, 2004, the Debtors and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Company upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Company.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Company.

•	The Debtors, HFS and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note (later amended and increased to $2.0 million) into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

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

          On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization. The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

          Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

          The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who received their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

          Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all prepetition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection.

          Exit Financing

          On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS was required to provide the funding within 21 days of the June 29, 2004 closing.

          On July 20, 2004, the Company amended the Exit Financing by entering into and consummating a Third Amended Letter Agreement (the “Third Amended Agreement”) with HFS increasing the amount of the financing from $1.575 million to $2.0 million issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent (the “Note”). Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds.

          Pursuant to the Third Amended Agreement, HFS, may at any time demand repayment of such portion of the accrued interest and unpaid principal on the Note in such number of shares of common stock, based upon a fixed conversion price of $2.90 per share of common stock, if converted in year 1 of the repayment of the Note or a fixed conversion price of $3.08 per share of common stock if converted subsequent to year 1 of the repayment of the Note, whose aggregate value equals the amount of accrued interest and principal being repaid.

          Pursuant to the Third Amended Agreement, the Company’s Board of Directors must execute any documents or instruments or pass any corporate resolutions necessary to appoint to the Board of Directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s Board of Directors until the promissory note is repaid in cash or repaid by conversion to common stock.

          Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. The Company is involved in various claims and lawsuits incidental to its business, primarily collections lawsuits in which the Company is seeking payment of amounts owed to it by customers. In connection with the Company’s efforts to collect payments from a small number of former customers, such former customers have on occasion alleged breaches of contractual obligations under service agreements with the Company. The Company does not believe that these claims and lawsuits will have a material adverse affect on the Company’s business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Vote by Stockholders on Debtors’ Chapter 11 Plan of Reorganization

          On the Commencement Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division , in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “Debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

          Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Debtors including most actions to collect pre-petition indebtedness or exercise control over the property of the Debtors’ estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. On June 15, 2004, the Bankruptcy Court entered an order approving the Debtors’ motion for substantive consolidation of the estates of the Company, Caren and Limited.

          On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Company’s plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization.

          On June 17, 2004, the Debtors and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Company upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Company.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Company.

•	The Debtors, HFS and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note (later amended and increased to $2.0 million) into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

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

          On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization. The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the

Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

          Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

          The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who received their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market (“Nasdaq NMS”) through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market (“Nasdaq SmallCap”) under the symbol “HWYM.” The Company’s common stock currently trades under the symbol “REDI.” The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW
Predecessor Company
2002
First Quarter	$4.00	$1.22
Second Quarter	$2.18	$0.96
Two months ended August 31, 2002	$1.06	$0.82
2003
First Quarter	$1.04	$0.53
Second Quarter	$0.99	$0.58
Third Quarter	$0.71	$0.44
Fourth Quarter	$0.70	$0.48
2004
First Quarter	$0.76	$0.37
Second Quarter	$8.35	$0.33
Third Quarter	$1.15	$0.45
Fourth Quarter (through June 30th)	$0.60	$0.41
Reorganized Company
Fourth Quarter (beginning July 1st)	$18.52	$0.72

          The prices of the Company’s Common Stock for the periods subsequent to December 3, 2003 reflect a 1-for-five reverse stock split which the Company effected during the second fiscal quarter of 2003.

          There were 100 registered holders of common stock and an estimated 2,500 broker/dealers who beneficially hold common stock on behalf of stockholders as of November 15, 2004. The last sales price for the Company’s Common Stock as reported on November 15, 2004 was $0.88. The Company did not pay dividends on its Common Stock for the fiscal year ended August 31, 2004 and has no plans to do so in the foreseeable future. Furthermore, covenants in the Certificate of Designation for the Series A Preferred Stock require the consent of a majority of the Series A Preferred Stock before the Company may delete or pay a dividend on its Common Stock.

          On September 18, 1998, the SEC declared effective the Company’s registration statement on Form S-3 which was filed to register warrants and warrant shares as required pursuant to the Warrant Registration Rights Agreement entered into as part of the Company’s 1997 Debt Offering. Prior to the Effective Date of the plan of reorganization, under the terms of the Warrant Registration Rights Agreement, the Company was obligated to use its best efforts to keep the Registration Statement continuously effective until the earlier of (i) the expiration of the warrants or (ii) the time when all warrants had been exercised; provided, however, that during any consecutive 365-day period, the Company could suspend the effectiveness of the registration statement on up to two occasions for a period of not more than 45 consecutive days in connection with a possible acquisition, business combination or other development affecting the Company if the Board of Directors had determined that disclosure thereof would not be in the best interests of the Company. The Company would not have received any proceeds from the sale of the warrants by the selling warrant holders. During the current fiscal year and prior to Effective Date of the plan of reorganization, no warrants were sold and no warrant shares were exercised. Following the Effective Date of the plan of reorganization, all existing registration rights were extinguished.

          Prior to the Effective Date of the plan of reorganization the holders of the Company’s common stock that acquired their shares pursuant to the Purchase Agreement or the Exchange Offer transactions the Company completed on June 21, 2001 were entitled to certain registration rights pursuant to a registration rights agreement the Company also entered into with these stockholders. Pursuant to this registration rights agreement, 3,058,749 shares (adjusted for the December 2003 five for one reverse stock split) of the Company’s common stock (540,000 shares of which were owned by Minorplanet UK) were registered for resale under a Form S-3 registration statement that was declared effective with the SEC on October 23, 2001. On up to three separate occasions, but no more than twice in any twelve-month period, the holders of at least ten percent (10%) of the Company’s shares that were registered were entitled to request that the Company undertake an underwritten offering of such shares if the proposed offering had anticipated aggregate proceeds in excess of $10,000,000 at the time of the request. The Company was required to keep this Form S-3 registration statement effective until any holders entitled to sell shares of the Company’s common stock under it were otherwise entitled to sell such shares without restriction pursuant to Rule 144 under the Securities Act.

          In addition to the registration rights described above, pursuant to this registration rights agreement, the holders of at least fifteen percent (15%) of the then outstanding common stock issued pursuant to the Purchase Agreement and Exchange Offer transactions were entitled to require the Company, on up to five separate occasions, but no more than twice in any twelve-month period, to register shares of the Company’s common stock for resale if the proposed offering had anticipated aggregate proceeds in excess of $10,000,000 at the time the registration request is made. Also, subject to certain limitations, all of these stockholders that were deemed to be parties to this registration rights agreement were generally entitled to include such shares (a piggyback right) in any transaction in which the Company sold its common stock to the public. The foregoing registration rights were subject to limitations as to amount by the underwriters of any offering and to blackout periods in which the Company’s management could delay an offering for a limited period of time. Following the Effective Date of the plan of reorganization, all existing registration rights were extinguished.

          Under the terms of the Purchase Agreement and a Lockup Agreement executed by the exchanging note holders in connection with the June 21, 2001 Exchange Offer, all of the selling stockholders (except for Minorplanet UK) agreed to certain contractual lock-up restrictions regarding the resale of the shares they acquired in the Exchange Offer. On June 16, 2002, all remaining shares were released from lock-up provisions and such stockholders were free to resell all of their shares subject to compliance with applicable securities laws.

          In connection with the closing of the transactions contemplated by the Purchase Agreement, the stockholders approved Amendment Number 2 to the Company’s 1994 Amended and Restated Stock Option Plan which increased the number of shares of the Company’s common stock available for issuance to 1,020,000 shares. Accordingly, on October 10, 2001, the Company filed a Form S-8 registration statement covering an additional 945,947 shares that could be issued under the stock option plan, prior to the Effective Date of the Company’s plan of reorganization.

          At the Company’s 2002 Annual Meeting of Stockholders held on May 21, 2002, the stockholders approved the amendment to the Company’s Amended and Restated 1994 Stock Option Plan increasing the number of shares of common stock issuable under the stock option plan to 1,441,600 shares. The stock options issued pursuant to this stock option plan and the plan itself were cancelled effective July 2, 2004 pursuant to the Company’s Third Amended Joint Plan of Reorganization. The following table summarizes information about the Company’s equity compensation plans at August 31, 2004:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
		Weighted average	future issuance under
	Number of securities to be	exercise price of	equity
	issued upon exercise of	outstanding	compensation plans
	outstanding options,	options, warrants,	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	450,000	$—	175,000
Equity compensation plans not approved by security holders	—	—	—

	450,000	—	175,000

          On June 1, 2003, the Company granted warrants to a consultant for the purchase of 15,000, 25,000, and 20,000 shares of common stock at exercise prices of $3.50, $7.00, and $14.0 per share, respectively. These warrants were cancelled effective July 2, 2004 pursuant to the Company’s plan of reorganization.

          A former director of the Company held options granted on June 22, 1998 outside of the Plan to purchase 152 shares of common stock of the Company at a price of $12.50 per share. These options were cancelled effective July 2, 2004 pursuant to the Company’s plan of reorganization.

          The Company granted warrants to a consultant for the purchase of 320 shares of common stock at a price of $28.15 per share on March 31, 2000. These warrants were cancelled effective July 2, 2004 pursuant to the Company’s plan of reorganization.

          On the Effective Date, the Company granted 150,000 restricted shares of common stock to Dennis R. Casey, the Company’s President and Chief Executive Officer, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan. On the Effective Date, the Company granted 100,000 restricted shares of common stock to J. Raymond Bilbao, the Company’s Senior Vice President, General Counsel & Secretary, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan. On the Effective Date, the Company granted 100,000 restricted shares of common stock to W. Michael Smith, the Company’s Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.

          On August 1, 2004, the Company granted 100,000 restricted shares of common stock to Joseph W. Pollard, the Company’s Senior Vice President – Sales & Marketing, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan. On September 25, 2004, the Company granted 75,000 restricted shares of common stock to David Bagley, the Company’s Senior Vice President – Networks and Engineering, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.

Cancellation of Existing Equity and Issuance of New Common Stock under Plan

          On June 29, 2004, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization. The Bankruptcy Court also approved the Settlement Agreement between the Company and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Company pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The plan of reorganization was substantially consummated on July 8, 2004.

          Under the Plan,

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date;

•	All existing equity interests in the Company were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other then common stock, will not receive or retain any property under the Plan.

•	The following senior executives of the Company, as part of new employment contracts, received restricted stock grants pursuant to the 2004 Remote Dynamics Management Incentive Plan approved as part of the Plan:

•	Dennis R. Casey – President and Chief Executive Officer. Mr. Casey received 150,000 shares of restricted stock which vest upon achievement of certain performance objectives.

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary. Mr. Bilbao received 100,000 shares of restricted stock which vest upon achievement of certain performance objectives

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer. Mr. Smith received 100,000 shares of restricted stock which vest upon achievement of certain performance objectives.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Company initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in Minorplanet Systems USA, Inc. that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

Securities Law Matters Relating to Securities Issued Under the Plan of Reorganization

          Section 1145(a) of the Bankruptcy Code generally exempts from registration under the Securities Act, the offer or sale of a debtors’ securities under a Chapter 11 plan if such securities are issued in exchange for a claim against, or an equity interest in, such debtor. In reliance upon this exemption, the Company’s Common Stock issued to creditors and existing stockholders under the plan of reorganization are generally exempt from the registration requirements of the Securities Act. Accordingly, such securities may be resold without registration under the Securities Act or other federal securities laws pursuant to an exemption provided by section 4(1) of the Securities

Act, unless the holder is an “underwriter” with respect to such securities, as that term is defined in the Bankruptcy Code. The Company expresses no view as whether any particular stockholder is an “underwriter” given that it is highly dependent upon each stockholder’s facts and circumstances with respect to the Common Stock issued under the plan of reorganization. In addition, such securities generally may be resold without registration under the state securities laws pursuant to various exemptions provided by the respective laws of the several states. However, the Company makes no representations as to whether any particular stockholder may freely trade in the shares of the Company’s Common Stock issued pursuant to the plan of reorganization and recipients of Common Stock issued pursuant to the plan of reorganization are advised to consult with their own legal advisors as to whether they may freely trade such securities and as to the availability of any exemption from registration under state law in any given instance and as to any applicable requirements or conditions of such availability.

Issuer Purchases of Equity Securities

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
Month #1 (July 29, 2004 — July 29, 2004)	929,948 shares of Common Stock (1)	$2.00 per share of Common Stock	0	0

(1) On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director on the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of its common stock at a purchase price of $2.00 per share or $1,859,896. Following the repurchase, 6,520,052 shares of the Company’s common stock remained issued and outstanding. A Special Committee of the Company’s Board of Directors composed of three Directors not interested in the repurchase transaction considered, negotiated and approved the repurchase transaction. Contemporaneous with the closing of this stock repurchase, Lloyd I. Miller, Mair Fabish and Alan Howe resigned from the Board of Directors of the Company.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

     The following selected financial data as of and for the fiscal years ended December 31, 1999 through December 31, 2001, the eight month transition period ended August 31, 2002, the fiscal year ended August 31, 2003, the ten month period ended June 30, 2004, and the two month period ended August 31, 2004 have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets and consolidated statements of operations for the applicable periods. Due to the change in fiscal year end, the selected financial data provided for the eight months ended August 31, 2001 and twelve months ended August 31, 2002 is provided for comparable purposes and has been derived from unaudited financial statements, including the balance sheet at August 31, 2001 and August 31, 2002. As a result of the adoption of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as a cumulative effect change in accounting principle in 2000, results for the fiscal year ended December 31, 2000 and all periods thereafter are not comparable to prior periods.

     Effective June 30, 2004, as a result of the Company’s emergence from bankruptcy, the Company adopted fresh-start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Fresh- start accounting has resulted in material changes to the financial statements for periods beginning after June 30, 2004, to reflect adjustments required pursuant to SOP 90-7 to record assets and liabilities at fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141 “ Business Combinations” (“FAS 141”). All financial results for periods prior to July 1, 2004 are referred to as those of the Predecessor Company (the “Predecessor Company”) and all results for periods including and subsequent to July 1, 2004 are referred to as those of the Reorganized Company (the “Reorganized Company”). Due to the reorganization and implementation of SOP 90-7, financial statements for periods beginning after June 30, 2004 will not be comparable to those of the Predecessor Company.

	Reorganized	Predecessor		Predecessor
	Company	Company		Company
	Two months	Ten months	Combined year
	ended	ended	ended	Year ended
	August 31,	June 30,	August 31,	August 31,
	2004	2004	2004	2003
	(in thousands, except share information)
Statement of Operations Data
Revenues:
Product	$209	$1,066	$1,275	$2,319
Ratable product	574	4,489	5,063	9,837
Service	2,439	14,430	16,869	32,755

Total revenues	3,222	19,985	23,207	44,911

Cost of revenues:
Product	49	911	960	1,953
Ratable product	240	2,094	2,334	6,871
Service	1,217	7,470	8,687	17,508

Total cost of revenues	1,506	10,475	11,981	26,332

Gross profit	1,716	9,510	11,226	18,579

Expenses:
General and administrative	914	5,767	6,681	9,456
Customer service	337	1,939	2,276	3,988
Sales and marketing	294	2,079	2,373	11,632
Engineering	183	1,593	1,776	1,800
Depreciation and amortization	393	3,451	3,844	5,626
Impairment loss on license right	—	28,759	28,759	—

	2,121	43,588	45,709	32,502

Operating loss	(405)	(34,078)	(34,483)	(13,923)
Interest income	51	351	402	447
Interest expense	(37)	(905)	(942)	(2,118)
Other (expense) income	(11)	257	246	(426)

Loss before reorganization items and income taxes	(402)	(34,375)	(34,777)	(16,020)
Reorganization items:
Restructuring expenses and losses	(139)	(3,384)	(3,523)	—
Gain on discharge of liabilities subject to compromise	—	190	190	—
Fresh start accounting adjustments	—	20,331	20,331	—

Net loss before income taxes	(541)	(17,238)	(17,779)	(16,020)
Income taxes	—	—	—	—
Net loss	$(541)	$(17,238)	$(17,779)	$(16,020)

Net loss income per share — basic and diluted	$(0.08)	$(1.78)	n/a	$(1.66)
Weighted average number of shares outstanding
Basic and diluted	6,505	9,671	n/a	9,670

	Predecessor Company
			Eight months ended
	Year ended August 31,		August 31,		Year ended December 31,
	2003	2002	2002	2001	2001	2000	1999
	(In thousands, except share infomation)
Statement of Operations Data
Revenues:
Product	$2,319	$11,936	$5,074	$12,796	$19,658	$41,971	$43,018
Ratable product	9,837	9,618	6,780	7,026	9,864	12,093	—
Service	32,755	45,216	30,102	32,844	47,958	48,066	52,655

Total revenues	44,911	66,770	41,956	52,666	77,480	102,130	95,673

Cost of revenues:
Product	1,953	9,426	3,996	9,810	15,239	30,031	34,752
Ratable product	6,871	7,634	5,213	5,814	8,236	10,006	—
Service	17,508	24,515	16,155	18,204	26,563	30,636	26,724
Inventory write-down to net realizable value	—	4,693	—	—	4,693	—	—
Provision for settlement of litigation	—	100	100	2,100	2,100	—	—

Total cost of revenues	26,332	46,368	25,464	35,928	56,831	70,673	61,476

Gross profit	18,579	20,402	16,492	16,738	20,649	31,457	34,197

Expenses:
General and administrative	9,456	11,856	7,943	8,349	12,482	12,478	14,706
Customer service	3,988	5,396	3,411	5,051	7,036	7,146	7,770
Sales and marketing	11,632	10,386	8,600	2,784	4,570	4,980	4,091
Engineering	1,800	2,433	1,374	4,107	5,166	4,345	2,685
Network services center	—	1,045	461	1,168	1,753	1,512	1,437
Severance and AutoLink termination costs	—	—	—	—	—	—	(189)
Depreciation and amortization	5,626	7,087	4,322	4,673	7,438	5,907	6,551

	32,502	38,203	26,111	26,132	38,445	36,368	37,051

Operating loss	(13,923)	(17,801)	(9,619)	(9,394)	(17,796)	(4,911)	(2,854)
Interest income	447	539	457	420	501	1,371	2,037
Interest expense	(2,118)	(2,124)	(1,411)	(6,642)	(7,355)	(13,368)	(13,422)
Other (expense) income	(426)	(183)	(183)	—	—	1,569	2,715
Gain on recapitalization and extinguishment of debt	—	—	—	59,461	59,461	—	—

(Loss) income before income taxes and cumulative effect of accounting change	(16,020)	(19,569)	(10,756)	43,845	34,811	(15,339)	(11,524)
Income tax benefit	—	978	978	—	—	—	—

(Loss) income before cumulative effect of accounting change	(16,020)	(18,591)	(9,778)	43,845	34,811	(15,339)	(11,524)
Cumulative effect of accounting change	—	—	—	—	—	(5,206)	—

Net (loss) income	$(16,020)	$(18,591)	$(9,778)	$43,845	$34,811	$(20,545)	$(11,524)

Basic and diluted (loss) income per share:
(Loss) income before cumulative effect of accounting change	$(1.66)	$(1.93)	$(1.01)	$12.42	$6.23	$(15.16)	$(11.54)
Cumulative effect of accounting change	—	—	—	—	—	(5.15)	—

Net (loss) income per share	$(1.66)	$(1.93)	$(1.01)	$12.42	$6.23	$(20.31)	$(11.54)

Weighted average number of shares outstanding
Basic and diluted	9,670	9,634	9,647	3,530	5,586	1,012	999

	August 31,	August 31,	August 31,	December 31,
	2004	2003	2002	2001	2000	1999
Balance Sheet Data
Cash and short-term investments	$1,312	$5,105	$18,090	$14,889	$20,641	$17,768
Restricted cash	439	—	—	—	—	—
Working capital	(2,784)	753	8,337	12,486	20,825	35,660
Property and equipment, net	4,283	3,865	6,425	8,583	12,851	15,703
Total assets	35,756	56,100	81,403	87,597	81,044	74,073
Notes payable	2,741	14,316	14,254	14,109	92,484	92,090
Stockholders’ equity (deficit)	19,499	19,490	35,418	44,179	(58,341)	(38,051)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

     The Company markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets.

     Management believes the growth potential for AVL and mobile resource management solutions is significant. The Company estimates that there are currently approximately 21 million commercial fleet vehicles in operation in the United States and only 1 million AVL units are installed. Of the 1 million currently installed units, most are used on the long haul trucking and public transit segments, which the Company estimates are 30% -50% penetrated. Based on research conducted by the Company, management believes the market for AVL products may grow approximately 20% per year over the next 3 years.

     Management also believes the marketplace of providers for AVL and mobile resource management solutions is highly fragmented with few players that are able to offer a high capacity platform, flexible software solutions and proven coast-to-coast service and support such as that provided by the Company.

     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to SBC. The Company expects revenues from these legacy customers to decline substantially during 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation, competitive products and services.

     The Company believes to take advantage of the marketplace, it must bring to market new AVL and mobile resource management solutions that utilize wireless Internet protocol networks such as General Packet Radio System (“GPRS”) that provide the information, mapping and management reporting via a web-based and service bureau-based environment. The Company believes introduction of the next generation products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. Moreover, the Company has designed its next generation products with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3)

ability to integrate with a variety of in-vehicle sensors and 3) ability to integrate the AVL information into existing customer legacy applications. During 2004, the Company has been developing state-of-the-art hardware and software that it plans to commercially launch as its next generation AVL solution in the first calendar quarter of 2005.

     These new products form the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

     Management currently does not expect to achieve profitability in the next fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to amass a sufficient number of customers such that the monthly recurring revenues and corresponding gross margins exceed the operating costs and expenses to support the Company’s customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 units of its next generation product in service. However, there can be no assurance that the Company can achieve the required sales of its next generation product to meet its profitability goals.

General Overview

     As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among Remote Dynamics (formerly known as Minorplanet Systems USA, Inc.), Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK “), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information ™ (“VMI”) product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location market in the United States during the last half of 2001. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace.

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

     Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Companies, pursuant to the service vehicle contract (the “Service Vehicle Contract” or “Contract”). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare® and 20/20V™.

     On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company’s stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001 (the “Purchase Agreement”), the Company issued 30,000,000 shares of its common stock (not adjusted for the December 2003 five for one reverse stock split) in a change of control transaction to Minorplanet UK, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, later known as Minorplanet Systems USA Limited, which held an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK’s vehicle management information technology in the United States, Canada and Mexico (the “License Rights”). Upon completion of the stock issuance transactions, and prior to the October 6, 2003 transfer to Erin Mills, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company’s common stock.

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

     As consideration for the Sale to Aether, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether paid cash in lieu of preferred stock for each of the three $4 million installments. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC.

     On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common shares beneficially owned by Minorplanet UK to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership of the Company. Immediately following the share transfer, Erin Mills beneficially owned 46 percent of the Company’s outstanding common stock, while Minorplanet UK retained 19.9 percent of the Company’s outstanding common stock.

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

     In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived the approval rights, including the right to appoint members to the Company’s Board of Directors, as were provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it had the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

See the Form 8-K’s filed by the Company on August 27, 2003 and October 14, 2003 respectively, which contain additional information.

     On November 12, 2003, the Company filed a Definitive Information Statement on Schedule 14C with the SEC, and mailed the Information Statement to stockholders of record as of November 7, 2003. On December 3, 2003, the Company announced that the one-for-five reverse stock split took effect at the opening of trading on the NASDAQ SmallCap Market. The reverse split reduced the Company’s outstanding shares of common stock to 9,669,832 from 48,349,161 shares previously outstanding. Unless otherwise noted, all shares and earnings per share amounts for all periods presented have been restated to reflect the reverse stock split.

Voluntary Bankruptcy Filing

     On the Commencement Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “Debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Debtors including most actions to collect pre-petition indebtedness or exercise control over the property of the Debtors’ estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. On June 15, 2004, the Bankruptcy Court entered an order approving the Debtors’ motion for substantive consolidation of the estates of the Company, Caren and Limited.

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization.

     On June 17, 2004, the Debtors and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Company upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Company.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Company.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note (later amended and increased to $2.0 million) into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

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

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization. The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

     Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

•	Dennis R. Casey – President and Chief Executive Officer

•	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

•	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

     The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who received their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005

and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all pre-petition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection.

Next Generation AVL Product

     The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for our stockholders as it is typical to value companies in the automatic vehicle location marketplace using a discounted cash flow analysis. By moving to a recurring revenue model, the Company will be positioned to potentially create long-term recurring cash flows in future periods that should increase the overall value of the business enterprise as compared to a non-recurring cash flow model. The Company has further determined that in order to fully exploit the automatic vehicle location market in the U.S. in a recurring revenue business model, the Company must develop and introduce an automatic vehicle location product which utilizes the General Packet Radio System technology common known as GPRS, for data transmission along with the automatic vehicle location software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company believes introduction of the next generation products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. In early 2003, the Company requested that Minorplanet Systems PLC develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in an Internet environment. Minorplanet Systems PLC initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet Systems PLC has been unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software.

     In conjunction with the Company’s development of the next-generation product for the SBC companies, the Company initiated the internal development of a GPRS-enabled mobile unit and web-hosted, service bureau-based automatic vehicle location software during the first calendar quarter of 2004, which can be hosted by the Company using its existing network services center complex with minor modifications and minimal capital expenditures. The Company is currently testing the next-generation product and believes the initial product version is approximately 90 percent complete. Customers using the next generation product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching its next generation AVL product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the next generation AVL product by the first calendar quarter of 2005, and failure to do so will have a material adverse impact on its business, financial condition and results of operations.

     During the pendency of the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of the Plan of Reorganization. In order to ensure a smooth transition to its next generation AVL product, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s next generation AVL product was commercially available.

     On June 14, 2004, the Bankruptcy Court approved a settlement agreement with Minorplanet Limited, Minorplanet Systems PLC and the Company regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of this settlement agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004, at which time it terminates;

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system was reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas and Houston, Texas;

•	As of July 31, 2004, the Company is no longer permitted to use the name, “Minorplanet;”

•	The Company was required to provide Minorplanet Limited, at no cost, 100 VMI units with T-Mobile special tariff SIM cards;

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally only for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base; and

•	Minorplanet Limited was allowed a general unsecured claim of $1,000,000, and it released and waived its administrative claim and waived any future research and development fees due under the VMI license agreement.

     As part of the settlement, the Company also provided to Minorplanet Limited and Minorplanet Systems PLC a general release of any and all claims which could have been asserted against either of them.

Research and Development

     The Company relies primarily on its internal team of engineers for research and development relating to its current and prospective products. As of August 31, 2004, the Company had completed approximately 60% of the development of its web hosted, service bureau-based AVL software. The Company currently anticipates commercially launching its next generation AVL products by the first calendar quarter of 2005. Total research and development expensed through August 31st associated with development of the Company’s next generation AVL products was approximately $0.6 million. Prior to the rejection in the bankruptcy proceedings of the VMI License and the initiation of development of the Company’s next generation AVL mobile unit, the Company relied primarily on Minorplanet UK for research and development for products for the AVL marketplace. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company was required to pay $1 million per year to Minorplanet UK for this research and development.

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

Fresh Start Accounting

     In accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted “fresh start” accounting upon emergence from bankruptcy because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its postpetition liabilities and allowed claims. The reorganization value of the Company was determined to be $25.3 million based on a discounted cash flow analysis utilizing cash flow projections from the Company’s five-year business plan including a terminal value, and after extensive negotiations among parties in interest. The reorganization value allocated to the Company’s net assets pursuant to SOP 90-7 was $23.3 million, which is net of the $2 million exit financing received from HFS after the Company emerged from bankruptcy (this exit financing was contemplated in the discounted cash flow model utilized to determine the $25.3 reorganization value). The $23.3 million allocated to net assets also excluded $1.4 million in pre-petition liabilities for disputed claims that were not discharged with the initial issuance of stock to creditors upon confirmation of the Plan. The reorganization value was allocated to the Company’s tangible and identifiable intangible assets in conformity with the procedures specified by FAS 141 and liabilities were recorded at their net present values. The Company used the results of an independent financial advisory firm’s fair market valuation to value its fixed assets. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.

     The Company recorded fresh start accounting adjustments increasing net assets by $20.3 million as of June 30, 2004 to reflect assets and liabilities at fair value. These fresh start accounting adjustments included the recording of $19.7 million in goodwill and $1.2 million in other intangible assets, a $0.2 million increase in property and equipment, a $1.4 million reduction in the fair value of the VMI license right, and a $0.6 million net reduction in deferred product revenues and deferred product costs.

Revenue Recognition

     The Company generally recognizes revenue when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable, and collectibility is reasonably assured. The Company recognizes revenue from its long haul trucking Series 5000 mobile units under the provisions of EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended in December of 2003 by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company estimated such periods to range from three to ten years. The Company’s estimate of the life of a customer relationship is determined based upon the Company’s historical experience with its customers together with the Company’s estimate of the remaining life of the applicable product offering. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

     The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by EITF 00-21, SAB 104 (an amendment to SAB 101), and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to many customers of its VMI products over the contract term; therefore, the

Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery and vendor specific objective evidence of fair value for post contract services is not available. VMI product sales are recognized ratably over the customer contract term. Such terms range from one to five years. If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.

     Service revenue generally commences upon product installation and customer acceptance, and is recognized ratably over the period such services are provided.

Allowance for Doubtful Accounts

     The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and specific customer information. A considerable amount of judgment is required in assessing the ultimate realization of the Company’s accounts receivable. There is no guarantee that the Company will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of accounts receivable and future operating results.

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

Valuation of Long-Lived Assets

     Management evaluates the recoverability of the Company’s long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS 144”). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management generally utilizes an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset. Actual useful lives and cash flows could be different from those estimated by management. This could have a material affect on the Company’s operating results and financial position.

     Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

•	significant negative industry trends,

•	significant changes in technology,

•	significant underutilization of the asset, and

•	significant changes in how the asset is used or is planned to be used.

Intangible Assets

     Management accounts for goodwill, the VMI license right, and other intangibles in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). For amortizable intangible assets (goodwill is not amortized) management evaluates the useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Such evaluations include, but are not limited to review of the existing technology, probability of future developments, and estimated cash flow projections. If the estimate of the remaining useful life changes, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Actual useful lives could be different from those estimated by management. This could have a material affect on the Company’s operating results and financial position.

     In accordance with SFAS 144, management also tests for impairment losses on intangible assets with determinable lives consistent with the policies discussed above in “Valuation of Long-Lived Assets” (see discussion of the $28.8 million impairment loss recognized on the VMI license right during the twelve months ended August 31, 2004 in “Results of Operations” below). Goodwill is tested for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill could be required which could have a material affect on the Company’s operating results and financial position.

Results of Operations

     Due to the consummation of the Company’s bankruptcy and the application of fresh start accounting, results of operations for the periods after June 30, 2004 are not comparable to the results for previous periods. However, for the discussion of results of operations, the ten months ended June 30, 2004 (Predecessor Company) have been combined with the two months ended August 31, 2004 (Reorganized Company) and then compared to the fiscal year ended August 31, 2003. Differences between periods due to fresh start accounting adjustments are explained when necessary.

Twelve Months Ended August 31, 2004, Compared to Twelve Months Ended August 31, 2003

     Total revenue for the twelve months ended August 31, 2004 decreased to $23.2 million from $44.9 million during the twelve months ended August 31, 2003. NSC Systems revenue decreased from $39.9 million during the twelve months ended August 31, 2003 to $16.8 million during the twelve months ended August 31, 2004 primarily due to a continued reduction in active network subscriber units from 12,554 at August 31, 2003 to 4,673 at August 31, 2004 and the related material completion of deferred service revenue recognition associated with the Sale to Aether. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue of $15.5 million during the twelve months ended August 31, 2004 was down from $31.5 million during the previous fiscal year while NSC Systems product revenue, including ratable product revenue, decreased from $8.3 million to $1.3 million during the twelve months ended August 31, 2003 and 2004, respectively. New NSC Systems product sales during fiscal year 2004 were minimal consisting primarily of parts sales under the Service Vehicle Contract. The Company anticipates further declines in NSC Systems service and product revenues during the next fiscal year as SBC has selected an alternative vendor to supply its next generation product (see further discussion under “Liquidity and Capital Resources”) and further churn of the network subscriber units is expected.

     VMI revenue for the twelve months ended August 31, 2004 was $6.4 million up from $5.1 million during the same period of the prior fiscal year. Total new VMI unit sales decreased to approximately 1,600 units during the twelve months ended August 31, 2004 from approximately 5,600 units sold during the same period of the previous fiscal year due primarily to a significant reduction in sales personnel as management worked to revise the sales model and the negative perception by potential customers of the Company’s bankruptcy filing. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the twelve months ended August 31, 2004 in comparison to the same period of the previous fiscal year is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base including recognition of remaining deferred revenue under VMI customer contracts that were terminated prior to their contract end dates.

     Total gross profit margin improved to 48% during the twelve months ended August 31, 2004 from 41% during the same period of the previous fiscal year. Contributing to the improvement in margin was a decrease in NSC Systems network subscriber unit ratable gross profit (network subscriber product sales have historically low margins) due to the network subscriber unit churn discussed above. Also contributing were higher margins on VMI product sales and part sales under the Service Vehicle Contract, as well as a decrease in NSC Systems and VMI airtime service costs due to cost reduction efforts and credits obtained from airtime providers.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited, the operating subsidiary of Minorplanet UK, to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for the $1.76 million in executive consulting fees, payable to Minorplanet Limited, was included on the Company’s Condensed Consolidated Balance Sheets under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet Limited for non-executive consulting costs was converted to a capital contribution during the twelve months ended August 31, 2004.

     As discussed above, during the third fiscal quarter ended May 31, 2004, the Company notified Minorplanet UK that it intended to reject the VMI license as part of the its plan of reorganization and later negotiated the Compromise and Settlement Agreement regarding the license right described above. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires management of the Company to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right resulting in the recognition of an impairment loss of $28.8 million during the third quarter of fiscal 2004. Based on updated sales and cash flow forecasts, the Company later recorded a fresh start adjustment to reflect the fair value of the license right at $1.3 million at June 30, 2004. This new fair value of the license right is being amortized over a three-year life.

     Sales and marketing costs decreased by $9.3 million during the twelve months ended August 31, 2004 in comparison to the same period of the prior year primarily due to a $2.7 million decrease in executive and non-executive consulting fees incurred under the addendum to the exclusive license and distribution agreement with Minorplanet Limited and the reduction in sales and marketing personnel, and related operating costs discussed above. General and administrative expenses decreased from $9.5 million during the twelve months ended August 31, 2003 to $6.7 million during the twelve months ended August 31, 2004 primarily due to personnel reductions, a decrease in professional fees (non-reorganization items), a decrease in other administrative expenses due to the reorganization and general cost-cutting efforts, and a reversal of property tax accruals. During the twelve months ended August 31, 2004, the Company reversed property tax accruals of approximately $0.3 million in order to properly reflect the Company’s liability due to recent changes in Texas property tax laws. Customer service expenses decreased to $2.3 million during the twelve months ended August 31, 2004 from $4.0 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $3.8 million during the twelve months ended August 31, 2004 from $5.6 million during the same period in the prior year primarily due to certain network service center assets becoming fully depreciated.

     The Company’s total operating loss, which includes the $28.8 million impairment loss on the VMI license right, for the twelve months ended August 31, 2004 was $34.5 million in comparison to a $13.9 million operating loss during the same period of the prior fiscal year. The Company’s NSC Systems segment reported operating income of $3.1 million for the twelve months ended August 31, 2004. The VMI segment reported an operating loss of $37.6 million for the same period. Interest expense decreased from $2.1 million during the twelve months ended August 31, 2003 to $0.9 million during the twelve months ended August 31, 2004 as interest on the $14.3 million in senior notes stopped accruing as of the February 2nd bankruptcy petition filing date.

     The Company recorded $3.5 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the twelve months ended August 31, 2004, including approximately $1.9 million in professional fees and $1.6 million in losses associated with the rejection of executory contracts and unexpired leases and other reorganization costs. In addition, the Company recorded fresh start adjustments increasing net assets by $20.3 million as of June 30, 2004 to reflect assets and liabilities at fair value (see discussion above under “Critical Accounting Policies and Estimates — Fresh Start Accounting” ). The Company’s net loss for the twelve months ended August 31, 2004 was $17.8 million in comparison to $16.0 million during the same period of the previous fiscal year.

Twelve Months Ended August 31, 2003, Compared to Twelve Months Ended August 31, 2002

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

     Partially offsetting the decrease in NSC Systems product revenue was an increase in VMI product revenue from $1.0 million during the twelve months ended August 31, 2002 to $3.8 million during the twelve months ended August 31, 2003. The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston, Texas market during the fourth quarter of 2001, the Atlanta, Georgia market during the first quarter of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Approximately 5,600 VMI units were sold during the twelve months ended August 31, 2003 versus approximately 3,800 units sold during the twelve months ended August of 2002. However, in accordance with the Company’s revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the life of the estimated customer relationship. As of August 31, 2003, the Company had recorded an additional $8.9 million in deferred product revenue associated with VMI product sales reflected on the Company’s balance sheet.

     Service revenues decreased from $45.2 million during the twelve months ended August 31, 2002 to $32.8 million during the twelve months ended August 2003. The decrease is primarily associated with the anticipated reduction in NSC Systems network subscriber units after the Sale to Aether in March of 2002. Network subscriber units decreased from 27,218 at August 31, 2002 to 12,554 at August 31, 2003 as many of these units had converted to Aether’s network or to other networks.

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

     The Company began marketing the VMI product in the Dallas, Texas market during the third quarter of 2001, the Houston, Texas market during the fourth quarter of 2001, the Atlanta, Georgia market during the first quarter of 2002, and the Los Angeles, California and Austin, Texas markets beginning in July of 2002. Approximately 3,600 VMI units were sold during the eight months ended August 31, 2002. However, in accordance with the Company’s revenue recognition policies, revenue and the associated cost of sales are deferred under SAB 101 and SOP 97-2, and recognized over the greater of the contract life or the life of the estimated customer relationship. Thus, total VMI product revenue during the eight months ended August 31, 2002 was only $0.9 million, recorded in ratable product revenue on the Company’s Consolidated Statements of Operations. The Company had recorded an additional $3.6 million in deferred product revenue associated with VMI product sales reflected on the Company’s balance sheet as of August 31, 2002. VMI sales did not contribute significantly to the Company’s total revenue during 2001.

     Service revenues for the eight months ended August 31, 2002 decreased to $30.1 million from $32.8 million during the same period last year. The decrease in service revenues is primarily attributable to a reduction in the number of NSC Systems network services subscriber units from 31,738 at August 31, 2001 to 27,218 as of August 31, 2002 and a lower monthly average service revenue per unit for the total installed base. The Company’s total installed base, including network subscribers, was 68,220 at August 31, 2002 down only slightly from 69,199 at August 31, 2001; however, the proportion of service vehicles relative to long-haul trucking had increased resulting in a lower average revenue per mobile unit. Average revenue for service vehicles is significantly less than that of long-haul trucking because of different product functionality.

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

     Total operating expenses were $26.1 million for both the eight months ended August 31, 2002 and 2001. Sales and marketing costs for the eight months ending August 31, 2002 increased to $8.6 million from $2.8 million during the eight months ended August 31, 2001. This increase was primarily due to expenditures related to the VMI product launch including the hiring of new sales personnel and the opening of four VMI sales and operations offices in Dallas, Houston, Atlanta, and Los Angeles. Expenditures of approximately $0.6 million were also incurred for contracted sales, training and operational support services associated with the VMI product launch during 2002. The increase in VMI sales and marketing costs during the eight months ended August 31, 2002 was offset by reductions in operating expenses across all other departments including customer service, engineering, network services, and general and administrative. These decreases were primarily associated with personnel reductions made as a consequence of the cancellation of various technology initiatives, as well as personnel reductions associated with the Sale to Aether of certain assets and license rights to the Company’s long haul trucking and asset tracking businesses.

     Operating losses increased to $9.6 million during the eight months ended August 31, 2002 from $9.4 million during the eight months ended August 31, 2001 primarily due to lower sales under the Service Vehicle Contract. The Company’s NSC Systems segment reported operating income of $7.7 million for the eight months ended August 31, 2002, which was offset by the $17.3 million operating loss from the VMI segment associated with the launch of the new VMI product. During 2001, the Service Vehicle Contract was responsible for the majority of product revenues.

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

Liquidity and Capital Resources

     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $1.3 million as of August 31, 2004. In addition the Company had $0.4 million in restricted cash held in escrow accounts on behalf of the Company by third parties that provided professional services during the bankruptcy proceedings. The Bankruptcy Court had not yet approved payment for such professional services as of August 31, 2004.

     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Pursuant to the Third Amended Agreement, HFS, may at any time demand repayment of such portion of the accrued interest and unpaid principal on the Note in such number of shares of common stock, based upon a fixed conversion price of $2.90 per share of common stock, if converted in year one of the repayment of the Note or a fixed conversion price of $3.08 per share of common stock if converted subsequent to year one of the repayment of the Note, whose aggregate value equals the amount of accrued interest and principal being repaid. Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS.

     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896. A Special Committee of the Company’s Board of Directors composed of three Directors not interested in the repurchase transaction considered, negotiated, and approved the repurchase transaction. Contemporaneous with the closing of the stock repurchase, Lloyd Miller resigned from the Board of Directors of the Company. The treasury stock is reflected at cost on the Company’s Consolidated Balance Sheet at August 31, 2004.

     On October 4, 2004, subsequent to the end of the period covered by this Form 10-K report, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5 million, on October 1, 2004 (the “Closing”). Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to an investor pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to the investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder. In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. In connection with the issuance of shares of Series A Preferred Stock, the Company also issued to the Series A Preferred Stock holder two warrants to purchase shares of the Company’s common stock (see “Securities Purchase Agreement – Sale of Series A Preferred Stock” in Item 1 of this Form 10-K for additional information regarding the Series A Preferred Stock transaction).

     A summary of the Company’s cash flows for the years ended August 31, 2004 and 2003 are as follows:

	Reorganized	Predecessor		Predecessor
	Company	Company		Company
	Two months	Ten months	Combined year
	ended	ended	ended	Year ended
	August 31,	June 30,	August 31,	August 31,
	2004	2004	2004	2003
	(in thousands)
Net cash used in operating activities	$(1,023)	$(1,789)	$(2,812)	$(13,062)
Net cash provided by (used in) investing activities	(303)	(548)	(851)	7,102
Cash flows from financing activities:
Proceeds from sale of service contract	—	—	—	758
Proceeds from issuance of note payable	2,000	—	2,000	—
Debt issuance costs	(80)	—	(80)	—
Common stock repurchased	(1,860)	—	(1,860)	—
Other	(48)	(142)	(190)	(106)

Net cash provided by (used in) financing activities	12	(142)	(130)	652

Total change in cash	(1,314)	(2,479)	(3,793)	(5,308)

Cash and cash equivalents, end of period	$1,312	$2,626	$1,312	$5,105

     Net cash used in operating activities decreased during the year ended August 31, 2004 compared to the same period of the prior year primarily due to a significant decrease in operating expenses, excluding the VMI license right impairment loss, associated primarily with reorganization efforts and a $1.0 million decrease in the Company’s cash interest expense.

     The decrease in net cash provided by investing activities during the year ended August 31, 2004 in comparison to the prior year was primarily attributable to the sale of $7.7 million in short-term investments during the year ended August 31, 2003 used to fund the Company’s ongoing operations.

     Net cash provided by financing activities during the year ended August 31, 2003 included $0.8 million in proceeds from the service contract associated with the Sale to Aether. Net cash used in financing activities during the year ended August 31, 2004 included the $2 million in proceeds from the issuance of the note payable to HFS net of the $1.9 million stock repurchase in July of 2004 and payments under capital lease agreements.

     Subsequent to August 31, 2004, the Company paid approximately $1.1 million to cure pre-petition liabilities related to executory contracts accepted under the Plan and $0.3 million in previously accrued professional fees related to services provided during the bankruptcy proceedings. The Company has a remaining liability of approximately $1.2 million for professional services provided during the bankruptcy.

     The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as the GPRS-based next generation product line currently being developed by the Company, is significant. GPRS is an acronym for “general packet radio service” which is an Internet protocol-based method of wireless data transmission. Currently, competition in this market segment is fragmented, and no clear market leader exists. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its Service Vehicle Contract with SBC for an additional term that ends on December 31, 2005. Also, as a result of the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 (“Series 5000”) units as long as such units remain active on the Company’s network. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice (on September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC).

     Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise a minimum of $6 million in additional capital resources to fund the Company’s operations until revenues from the GPRS-based next generation product line are sufficient to fund ongoing operations.

•	Ability to complete development of a GPRS-based next generation product line.

•	Significant market acceptance of the Company’s product offerings, including the Company’s next generation product line, in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

     There can be no assurances that any of these success factors will be realized or maintained.

     SBC has selected an alternate vendor to supply the next generation product; thus, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products including approximately $1.0 million in anticipated capital expenditures during the next fiscal year. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005, in addition to the $4.6 million received from the sale of the Series A Preferred Stock discussed above, to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company.

     If the SBC Companies deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, the amount of capital required by the Company to sustain operations will significantly increase. Currently, management believes that should the required funding be obtained, it will be raised through the issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

     The Company has recently announced the availability of its new AVL products that should form the basis of revenue for the Company for future periods. The Company believes that the new products are state-of-the-art and provide industry-leading features and functionality. In addition, the Company believes the new product design expands the potential market in which the Company may pursue. The Company expects to complete a full commercial launch of its new products in the first quarter of 2005. As the revenues from the SBC Contract steadily decline in 2005, the Company’s future revenues will be solely dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

     As a result of restructuring through the Chapter 11 process, the Company has significantly reduced its indebtedness including elimination of the $14.3 million principal obligation on the senior notes as well as the annual $2 million in related interest costs. The Company also is no longer required to pay $1 million annually to Minorplanet UK for research and development fees previously due under the VMI license agreement. In addition, the Company expects to save approximately $0.8 million during the next fiscal year as a result of rejecting or modifying certain unexpired lease agreements during the bankruptcy proceedings.

     At this time, it is not possible to accurately predict the effect of the bankruptcy filing on the Company’s business. It is possible that because of operating performance or other factors, the Company may not be able to continue as a going concern. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Nasdaq Delisting Notification

     On October 1, 2004, the Company received notice from Nasdaq stating that for the previous 30 days, its common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), the Company was provided 180 calendar days, or until March 30, 2005, to regain compliance under this rule. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

     The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by March 30, 2005, Nasdaq will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfies The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement at the end of such period, the Company would be afforded an additional compliance period up to its next stockholder meeting to regain compliance, provided that it commit: (1) to seek stockholder approval for a reverse stock split at or before its next stockholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur within 2 years following October 1, 2004. If the Company fails to regain compliance with $1.00 minimum bid requirement during the third compliance period and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

     If the closing bid for the Company’s common stock remains below $1.00 per share and it is no longer listed on The Nasdaq SmallCap Market, the Company’s common stock may be deemed to be penny stock. If the Company’s common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company’s securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

•	sales commissions payable to both the broker-dealer and the registered representative; and

•	current quotations for the securities.

     Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stock. This could have a material and adverse effect on the market for the Company’s common stock, and the ability of stockholders to sell shares.

Contractual Obligations

The following summarizes the Company’s significant financial commitments at August 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt (a)
Principal Payments	$2,000	$—	$2,000	$—	$—
Interest Payments	700	240	460	—	—
Capital Lease Obligations	1,342	521	552	269	—
Operating Leases	2,112	362	600	600	550
Purchase Obligations	743	743	—	—	—
Other Long-Term Liabilities (b)	762	275	312	119	56

Total	$7,659	$2,141	$3,924	$988	$606

(a)	See discussion of HFS note payable in “Liquidity and Capital Resources”.

(b)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.

Impact of Recently Issued Accounting Standards

     During December 2003, the SEC issued Statement of Accounting Bulletin #104, “Revenue Recognition” (“SAB 104”), which revised and rescinded portions of SAB 101. The issuance of SAB 104 did not impact the Company’s revenue recognition policies.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The provisions of FIN 46R did not have any impact on the Company’s financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any material exposure to market risk associated with its cash and cash equivalents. The Company’s note payables are at a fixed rates and, thus, are not exposed to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s financial statements, Schedule II — Valuation and Qualifying Accounts, and reports of independent auditors, are included on pages F-1 through F-50 and pages S-1 through S-4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change from Arthur Andersen to Deloitte & Touche LLP

     During the Company’s two fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 14, 2002, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Change from Deloitte & Touche LLP to BDO Seidman LLP

     During the Company’s two most recent fiscal years and through March 19, 2004, there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of August 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended August 31, 2004, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers is incorporated by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after August 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2004, under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference from the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after August 31, 2004, under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2004, under the heading “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference from the Proxy Statement, to be filed within 120 days after August 31, 2004, under the heading “Principal Accountant Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Number
(a	)		Documents filed as part of the report:
		(1)	Independent Auditors’ Report	F-1
			Report of Previous Independent Auditors	F-2
			Consolidated Balance Sheets as of August 31, 2004 and August 31, 2003	F-5

Consolidated Statements of Operations for the Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, the Year Ended August 31, 2003, the Eight Months Ended August 31, 2002, and the Year Ended December 31, 2001
F-6

Consolidated Statements of Cash Flows for the Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, the Year Ended August 31, 2003, the Eight Months Ended August 31, 2002, and the Year Ended December 31, 2001
F-7

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, the Year Ended August 31, 2003, the Eight Months Ended August 31, 2002, and the Year Ended December 31, 2001
F-8
			Notes to Consolidated Financial Statements	F-9
		(2)	Financial Statement Schedules
			Independent Auditors’ Report on Supplemental Financial Statement Schedule, Valuation and Qualifying Accounts	S-1
			Report of Previous Independent Auditors on Financial Statement Schedule	S-2
			Schedule II-Valuation and Qualifying Accounts	S-4

Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

EXHIBIT
NUMBER		TITLE
10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26 , 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

11.0	-	Statement Regarding Computation of Per Share Earnings (26)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

21.1	-	Subsidiaries of Registrant (26)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (26)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (26)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

EXHIBIT
NUMBER		TITLE
Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (26)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (26)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 — Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 — Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 13, 2004

26.	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2004

REMOTE DYNAMICS, INC.

	By:	/s/ Dennis R. Casey

Dennis R. Casey
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended August 31, 2004, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dennis R. Casey Dennis R. Casey	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2004

/s/ W. Michael Smith W. Michael Smith	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	November 15, 2004

/s/ Gregg Pritchard Gregg Pritchard	Director	November 15, 2004

/s/ Gerry C. Quinn Gerry C. Quinn	Director	November 15, 2004

/s/ Thomas Honeycutt Thomas Honeycutt	Director	November 15, 2004

/s/ Stephen CuUnjieng Stephen CuUnjieng	Director	November 15, 2004

/s/ Matthew Petzold Matthew Petzold	Director	November 15, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
Remote Dynamics, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Remote Dynamics, Inc. as of August 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the ten months ended June 30, 2004 and the two months ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remote Dynamics, Inc. at August 31, 2004, and the results of its operations and its cash flows for the ten months ended June 30, 2004 and the two months ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Dallas, Texas
October 30, 2004

REPORT OF PREVIOUS INDEPENDENT AUDITORS’

To the Board of Directors and Stockholders of
Minorplanet Systems USA, Inc.:

We have audited the accompanying consolidated balance sheets of Minorplanet Systems USA, Inc. and subsidiaries (the “Company”) as of August 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for the year ended August 31, 2003 and the eight month period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). As discussed above, the financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 3, those financial statements have been reclassified to give effect to SFAS 145. We audited the adjustments described in Note 3 that were applied to conform the 2001 and 2000 financial statements to the presentation required by SFAS 145. Our audit procedures with respect to the 2001 and 2000 disclosures in Note 3 included (1) comparing the amounts shown as “Extraordinary item” in the Company’s consolidated statements of operations to the Company’s underlying accounting analysis obtained from management, (2) on a test basis, comparing the amounts comprising the Extraordinary item obtained from management to independent supporting documentation, and (3) testing the mathematical accuracy of the underlying analysis.

As discussed above, the financial statements of Minorplanet Systems USA, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 20, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (i) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (ii)

testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements.

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

DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 2003

REPORT OF PREVIOUS INDEPENDENT AUDITORS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP (“ANDERSEN”) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.

To the Board of Directors and Stockholders of
@Track Communications, Inc.:

We have audited the accompanying consolidated balance sheets of @Track Communications, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the years ended 2001, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Dallas, Texas,
March 15, 2002

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,312	$5,105
Restricted cash	439	—
Accounts receivable, net of allowance for doubtful accounts of $162 and $246, respectively	2,700	4,710
Inventories	674	2,190
Deferred product costs — current portion	980	1,600
Lease receivables and other current assets, net	987	1,081

Total current assets	7,092	14,686
Property and equipment, net of accumulated depreciation and amortization of $180 and $22,559 respectively	4,283	3,865
Deferred product costs — non-current portion	1,085	2,429
Goodwill	19,724	—
License right, net	1,207	33,485
Other intangibles, net	1,085	—
Lease receivables and other assets, net	1,280	1,635

Total assets	$35,756	$56,100

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,167	$4,203
Accrued interest on senior notes payable	—	903
Deferred product revenues — current portion	2,374	3,316
Accrued expenses and other current liabilities	5,335	5,511

Total current liabilities	9,876	13,933
Deferred product revenues — non-current portion	3,174	6,217
Senior notes payable and other notes payable, net of discount	741	14,316
Note payable — HFS	2,000	—
Other non-current liabilities	466	2,144

Total liabilities	16,257	36,610

Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,0000 shares authorized, 7,450,000 shares issued and 6,520,052 outstanding at August 31, 2004; 100,000,000 shares authorized, 9,684,992 shares issued and 9,669,832 shares outstanding at August 31, 2003	75	484
Preferred Stock, $0.01 par value, 2,000,000 shares authorized at August 31, 2004 only; no shares issued and outstanding at August 31, 2004
Preferred Stock — Series E, $0.01 par value, 20,000 shares authorized at August 31, 2003 only; 1 share issued and outstanding at August 31, 2003	—	—
Treasury stock, 929,948 and 15,160 shares at August 31, 2004 and 2003 at cost	(1,860)	(562)
Additional paid-in capital	22,297	218,601
Deferred stock compensation	(472)	—
Accumulated deficit	(541)	(199,033)

Total stockholders’ equity	19,499	19,490

Total liabilities and stockholders’ equity	$35,756	$56,100

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Reorganized
	Company	Predecessor Company
	Two months	Ten months		Eight months
	ended	ended	Year ended	ended	Year ended
	August 31,	June 30,	August 31,	August 31,	December 31,
	2004	2004	2003	2002	2001
Revenues
Product	$209	$1,066	$2,319	$5,074	$19,658
Ratable product	574	4,489	9,837	6,780	9,864
Service	2,439	14,430	32,755	30,102	47,958

Total revenues	3,222	19,985	44,911	41,956	77,480

Cost of revenues
Product	49	911	1,953	3,996	15,239
Ratable product	240	2,094	6,871	5,213	8,236
Service	1,217	7,470	17,508	16,155	26,563
Inventory write-down to net realizable value	—	—	—	—	4,693
Provision for settlement of litigation	—	—	—	100	2,100

Total cost of revenues	1,506	10,475	26,332	25,464	56,831

Gross profit	1,716	9,510	18,579	16,492	20,649

Expenses:
General and administrative	914	5,767	9,456	7,943	12,482
Customer service	337	1,939	3,988	3,411	7,036
Sales and marketing	294	2,079	11,632	8,600	4,570
Engineering	183	1,593	1,800	1,374	5,166
Network services center	—	—	—	461	1,753
Depreciation and amortization	393	3,451	5,626	4,322	7,438
Impairment loss on license right	—	28,759	—	—	—

	2,121	43,588	32,502	26,111	38,445

Operating loss	(405)	(34,078)	(13,923)	(9,619)	(17,796)
Interest income	51	351	447	457	501
Interest expense	(37)	(905)	(2,118)	(1,411)	(7,355)
Other (expense) income	(11)	257	(426)	(183)	—
Gain on recapitalization	—	—	—	—	59,461

(Loss) income before reorganization items and income taxes	(402)	(34,375)	(16,020)	(10,756)	34,811
Reorganization items:
Restructuring expenses and losses	(139)	(3,384)	—	—	—
Gain on discharge of liabilities subject to compromise	—	190	—	—	—
Fresh start accounting adjustments	—	20,331	—	—	—

Net loss before income taxes	(541)	(17,238)	(16,020)	(10,756)	34,811
Income tax benefit	—	—	—	978	—
Net (loss) income	$(541)	$(17,238)	$(16,020)	$(9,778)	$34,811

Net (loss) income per share — basic and diluted	$(0.08)	$(1.78)	$(1.66)	$(1.01)	$6.23
Weighted average number of shares outstanding
Basic and diluted	6,505	9,671	9,670	9,647	5,586

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized
	Company	Predecessor Company
	Two months	Ten months	Year ended	Eight months	Year ended
	ended August 31,	ended June 30,	August 31,	ended August 31,	December 31,
	2004	2004	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(541)	$(17,238)	$(16,020)	$(9,778)	$34,811
Adjustments to reconcile net loss (income) to cash used in operating activities:
Depreciation and amortization	187	1,432	3,011	2,574	6,070
Amortization of discount on notes payable	—	30	60	39	219
Amortization of license right and other intangibles	206	2,019	2,615	1,748	1,368
Impairment loss on license right	—	28,759	—	—	—
Gain on recapitalization — non-cash portion	—	—	—	—	(56,682)
Inventory write-down to net realizable value	—	—	—	—	4,693
Provision for bad debts	110	923	1,353	803	1,056
Non-cash compensation and consulting	—	2	92	532	—
Amortization of deferred service revenues	(14)	(224)	(6,595)	(5,376)	—
Loss on assets retired or sold	14	247	302	—	—
Gain on discharge of liabilities subject to compromise	—	(190)	—	—	—
Fresh start accounting adjustments	—	(20,331)	—	—	—
Changes in operating assets and liabilities:
Increase in restricted cash	—	(439)	—	—	—
Decrease in accounts receivable	3	1,619	2,780	3,615	212
Decrease (increase) in inventory	108	1,408	(609)	477	5,610
Decrease in deferred product costs	198	1,466	3,616	3,054	6,477
(Increase) decrease in lease receivables and other assets	(167)	160	(755)	(2,153)	1,373
(Decrease) increase in accounts payable	(254)	(1,493)	(1,172)	358	(5,475)
(Decrease) in deferred product revenues	(419)	(2,709)	(1,312)	(2,491)	(7,605)
(Decrease) increase in accrued expenses and other liabilities	(454)	2,770	(428)	(3,638)	(4,512)

Net cash used in operating activities	(1,023)	(1,789)	(13,062)	(10,236)	(12,385)

Cash flows from investing activities:
Additions to property and equipment	(303)	(553)	(575)	(1,251)	(1,587)
Proceeds from sale of assets	—	5	—	2,740	—
Decrease (increase) in short-term investments	—	—	7,677	(3,543)	(4,134)
Purchase of license right	—	—	—	—	(1,215)

Net cash provided by (used in) investing activities	(303)	(548)	7,102	(2,054)	(6,936)

Cash flows from financing activities:
Proceeds from sale of service contract	—	—	758	11,510	—
Proceeds from exercise of stock options	—	4	—	485	—
Proceeds from issuance of note payable	2,000	—	—	—	—
Proceeds from issuance of common stock	—	—	—	—	9,450
Debt issuance costs	(80)	—	—	—	—
Payments on capital leases	(48)	(146)	(106)	(47)	—
Common stock repurchased	(1,860)	—	—	—	(15)

Net cash provided by (used in) financing activities	12	(142)	652	11,948	9,435

(Decrease) in cash and cash equivalents	(1,314)	(2,479)	(5,308)	(342)	(9,886)
Cash and cash equivalents, beginning of period	2,626	5,105	10,413	10,755	20,641

Cash and cash equivalents, end of period	$1,312	$2,626	$5,105	$10,413	$10,755

Supplemental cash flow information:
Interest paid	$23	$1,000	$1,990	$997	$6,539

Income taxes paid	$—	$—	$—	$—	$995

Non-cash investing and financing activities:
Discharge of debt and exchange of 5,250,000 shares of common stock under the plan of reorganization	$—	$17,605	$—	$—	$—

Conversion of related party liability to capital contribution	$—	$2,066	$—	$—	$—

Note receivable received as proceeds from sale of assets and service contract	$—	$—	$—	$12,000	$—

Receivable held in escrow received as proceeds from sale of assets and service contract	$—	$—	—	$1,000	$—

Purchases of assets through capital leases	$1,125	$63	$178	$224	$—

Fair value of license right acquired in exchange for common stock	$—	$—	$—	$—	$38,000

Fair value of senior notes exchanged for common stock	$—	$—	$—	$—	$20,273

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share information)

					Common Stock
	Preferred Stock		Common Stock		Class B		Additional
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Predecessor Company:
Stockholders’ equity (deficit) at December 31, 2000	—	$—	5,127,756	$51	1,000	$—	150,201
Conversion of Class B Common to Common			320,000	3	(1,000)		(3)
Issuance of Series E Preferred Stock	1	—				—	1
Common Stock issued to Minorplanet UK			30,000,000	300			47,625
Common Stock issued in Note Exchange			12,670,497	127			19,671
Common Stock repurchased
Net income

Stockholders’ equity at December 31, 2001	1	—	48,118,253	481	—	—	217,495
Exercise of stock options			306,707	3			482
Acceleration of vesting on stock options							532
Net loss

Stockholders’ equity at August 31, 2002	1	—	48,424,960	484	—	—	218,509
Issuance of stock warrants							92
Net loss

Stockholders’ equity at August 31, 2003	1	—	48,424,960	484	—	—	218,601
Related party capital contribution							2,066
Reverse stock split			(38,739,968)	(387)			387
Exercise of stock options			2,588	—			4
Deferred stock compensation							2
Common stock repurchased
Net loss of predecessor company
Elimination of predecessor equity in connection with fresh start accounting	(1)	—	(9,687,580)	(97)			(221,060)
Issuance of common stock under plan of reorganization			7,000,000	70			21,830
Issuance of restricted stock			350,000	4			1,172

Reorganized Company:
Stockholders’ equity at June 30, 2004	—	—	7,350,000	74	—	—	23,002
Issuance of restricted stock			100,000	1			151
Change in deferred stock compensation							(856)
Common stock repurchased
Net loss

Stockholders’ equity at August 31, 2004	—	$—	7,450,000	$75	—	$—	$22,297

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Treasury Stock
	Deferred			Accumulated
	Comp.	Shares	Amount	Deficit	Total
Predecessor Company:
Stockholders’ equity (deficit) at December 31, 2000	$—	62,399	$(547)	$(208,046)	$(58,341)
Conversion of Class B Common to Common					—
Issuance of Series E Preferred Stock					1
Common Stock issued to Minorplanet UK					47,925
Common Stock issued in Note Exchange					19,798
Common Stock repurchased		13,400	(15)		(15)
Net income				34,811	34,811

Stockholders’ equity at December 31, 2001	—	75,799	(562)	(173,235)	44,179
Exercise of stock options					485
Acceleration of vesting on stock options					532
Net loss				(9,778)	(9,778)

Stockholders’ equity at August 31, 2002	—	75,799	(562)	(183,013)	35,418
Issuance of stock warrants					92
Net loss				(16,020)	(16,020)

Stockholders’ equity at August 31, 2003	—	75,799	(562)	(199,033)	19,490
Related party capital contribution					2,066
Reverse stock split		(60,639)	—		—
Exercise of stock options					4
Deferred stock compensation					2
Common stock repurchased		3,875,703	—		—
Net loss of predecessor company				(17,238)	(17,238)
Elimination of predecessor equity in connection with fresh start accounting		(3,890,863)	562	216,271	(4,324)
Issuance of common stock under plan of reorganization					21,900
Issuance of restricted stock	(1,176)				—

Reorganized Company:
Stockholders’ equity at June 30, 2004	(1,176)	—	—	—	21,900
Issuance of restricted stock	(152)				—
Change in deferred stock compensation	856				—
Common stock repurchased		929,948	(1,860)		(1,860)
Net loss				(541)	(541)

Stockholders’ equity at August 31, 2004	$(472)	929,948	$(1,860)	$(541)	$19,499

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW, REORGANIZATION AND GOING CONCERN

Business Overview

     Remote Dynamics, Inc., a Delaware corporation formerly known as Minorplanet Systems USA, Inc. (the “Company”) develops and implements mobile communications solutions for service vehicle fleets, long-haul truck fleets, and other mobile-asset fleets, including integrated voice, data and position location services. As a result of the completion of the transactions contemplated by the Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001, the Company commenced marketing the Vehicle Management Information ™ (“VMI”) product licensed from Minorplanet Limited, the operating subsidiary of Minorplanet UK, into the automatic vehicle location (“AVL”) market in the United States during the last half of the calendar year 2001. The Company markets and sells the VMI product in Dallas, Texas; Houston, Texas; Atlanta, Georgia; and Los Angeles, California. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used wireless digital standard in the world. The VMI application is intended to be targeted to small and medium sized fleets in the metro marketplace.

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

     The Company’s initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of member companies of SBC Communications, Inc. (the “SBC Companies”) pursuant to the Service Vehicle Contract (the “Service Vehicle Contract”). During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare®. During the first calendar quarter of 2001, the Company began marketing and selling 20/20V™, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.

     On March 15, 2002, the Company completed the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the “Sale”). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V™, and TrackWare® asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC.

Voluntary Bankruptcy Filing and Reorganization

     On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the pendency of the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.

     Under Section 362 of the Bankruptcy Code, the filing of the bankruptcy petition automatically stayed most actions against the Company including most actions to collect pre-petition indebtedness or exercise control over the property of the Company’s estate. The Bankruptcy Court established April 9, 2004 as the bar date for creditors and other parties-in-interest (other than governmental entities) to file their proofs of claims and proofs of interest. The bar date for governmental entities to file their proofs of claims and proofs of interest was May 10, 2004. On June 15, 2004, the Bankruptcy Court entered an order approving the Debtors’ motion for substantive consolidation of the estates of the Company, Caren and Limited.

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Company’s plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set hearing on the confirmation of the plan of reorganization.

     On June 17, 2004, the Debtors and the Committee reached a settlement agreement on several matters regarding the plan of reorganization subject to bankruptcy court approval (the “Committee Settlement”). The material terms of the Committee Settlement were as follows:

•	For purposes of the Debtors’ plan of reorganization, the Debtors and Committee agreed that the value of the Debtors shall be equal to $25.3 million, such that holders of allowed unsecured claims under the plan of reorganization shall receive 75%, and prior equity holders shall receive 25%, of the 7,000,000 shares of new common stock issued upon confirmation of the plan of reorganization.

•	The Debtors and the Committee reached agreement on the composition of the Board of Directors of the Company upon emergence from bankruptcy;

•	The Debtors and the Committee reached agreement on the general terms and conditions of new employment agreements for senior management of the Company.

•	The Debtors and the Committee reached agreement on the general terms and conditions under which restricted shares would be issued to senior management of the Company.

•	The Debtors, HFS Minorplanet Funding LLC (“HFS”) and the Committee agreed to amend the April 15, 2004 letter agreement so that the price per share at which HFS may convert the unpaid principal and accrued interest due under the $1.575 million promissory note (later amended and increased to $2.0 million) into common stock of the Company, shall be set at $3.62 per share of common stock, provided that such amount shall be reduced (i) by twenty percent (20%) if such unpaid principal and accrued interest is converted within one (1) year after the date the promissory note was issued or (ii) by fifteen percent (15%) if such unpaid principal and accrued interest is converted more than one (1) year after the date the promissory note was issued.

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

     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ plan of reorganization. The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004.

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. As of August 31, 2004, the Company had estimated and recorded a probable liability for approximately $1.4 million associated with disputed general unsecured claims, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004.

     Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

•	Dennis R. Casey — President and Chief Executive Officer

•	J. Raymond Bilbao — Senior Vice President, General Counsel & Secretary

•	W. Michael Smith — Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

     The Plan received overwhelming acceptance with approximately 98.6% of the existing stockholders actually voting on the Plan, of which approximately 99.9% voted to accept the Plan. Additionally, approximately 75% of the unsecured creditors, who received their prorata share of 75% of the new common stock issued under the Plan, voted to accept the Plan. Under the Plan, holders of the Company’s 13.75% Interest Senior Notes due 2005 and holders of the Company’s common stock as of the close of trading on Friday, July 2, 2004 were entitled to receive their prorata distributions of new common stock under the Plan.

     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all prepetition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a pre-petition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection.

Going Concern

     The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as the GPRS-based next generation product line currently being developed by the Company, is significant. GPRS is an acronym for “general packet radio service” which is an Internet protocol-based method of wireless data transmission. Currently, competition in this market segment is fragmented, and no clear market leader exists. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its service vehicle contract with SBC for an additional term that ends on December 31, 2005. Also, as a result of the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses, Aether is contractually obligated to continue to reimburse the Company for the network and airtime service costs related to providing service for HighwayMaster Series 5000 units as long as such units remain active on the Company’s network. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice (on September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC).

     Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise a minimum of $6 million in additional capital resources to fund the Company’s operations until revenues from the GPRS-based next generation product line are sufficient to fund ongoing operations.

•	Ability to complete development of a GPRS-based next generation product line.

•	Significant market acceptance of the Company’s product offerings, including the Company’s next generation product line, in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

     There can be no assurances that any of these success factors will be realized or maintained.

     SBC has selected an alternate vendor to supply the next generation product; thus, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million, in addition to the $4.6 million received from the sale of the Series A Preferred Stock in October of 2004 discussed in Note 20, by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the amount of capital required may increase. Currently, management believes that should the required funding be obtained, it will be raised through issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

     Although the Company believes that it has exited the Chapter 11 process as a stronger and more financially viable entity, at this time it is not possible to accurately predict the effect of the bankruptcy filing on its business. It is possible that because of operating performance or other factors, the Company may not be able to continue as a going concern. Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company’s securities. Should the Company not continue as a going concern, it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the amounts and classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2. FRESH START ACCOUNTING AND RESTRUCTURING EXPENSES

Fresh Start Accounting

     In accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted “fresh start” accounting upon emergence from bankruptcy because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its postpetition liabilities and allowed claims as shown below (in thousands):

Postpetition liabilities and allowed claims	$32,841
Reorganization value (net of $2 million exit financing)	(23,333)

Excess of liabilities over reorganization value	$9,508

     The Company’s Plan was confirmed by the Bankruptcy Court on June 29, 2004 and the Effective Date of the Plan was July 2, 2004. The Company adopted fresh start accounting as of June 30, 2004 as the Company determined that its selection of June 30, 2004 versus June 29, 2004 was more convenient for financial reporting purposes and that the results for the period from June 29, 2004 to June 30, 2004 were immaterial to the consolidated financial statements. All results for periods prior to July 1, 2004 are referred to as those of the Predecessor Company (the “Predecessor Company”) and all results for periods including and subsequent to July 1, 2004 are referred to as those of the Reorganized Company (the “Reorganized Company”).

     The reorganization value of the Company was determined to be $25.3 million based on a discounted cash flow analysis utilizing cash flow projections from the Company’s five-year business plan including a terminal value, and after extensive negotiations among parties in interest. The reorganization value allocated to the Company’s net assets pursuant to SOP 90-7 was $23.3 million, which is net of the $2 million exit financing received from HFS after the Company emerged from bankruptcy (this exit financing was contemplated in the discounted cash flow model utilized to determine the $25.3 reorganization value). The $23.3 million allocated to net assets also excluded $1.4 million in pre-petition liabilities for disputed claims that were not discharged with the initial issuance of stock to creditors upon confirmation of the Plan. The reorganization value was allocated to the Company’s tangible and identifiable intangible assets in conformity with the procedures specified by Financial Accounting Standards Board in Statement of Accounting Standards No. 141, “Business Combinations “ (“FAS 141”) and liabilities were recorded at their net present values. The Company used the results of an independent financial advisory firm’s fair market valuation to value its property and equipment. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.

     The excess reorganization value not attributable to specific tangible or identified intangible assets of $19.7 million was recorded as goodwill in accordance with SOP 90-7 and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142 “). The Company’s business plan assumes significant changes including ongoing development of next generation products and services and a fundamental change to move to a recurring revenue model. The Company’s products and services that existed as of the June 30, 2004 fresh start accounting date are not expected to provide significant cash flows within the Company’s long term business plan. While the Company had begun the development of its next generation AVL product as of June 30, 2004, the product was substantially incomplete. The Company’s primary value is encompassed in its experience and existing infrastructure that could allow the Company to take advantage of anticipated growth in the AVL marketplace. This strategic position is not contractually or legally based and cannot be separated from the business; therefore, such value is reflected in goodwill.

          The effects of the Plan and the application of fresh start accounting as defined by SOP 90-7 on the Predecessor Company’s unaudited consolidated balance sheet through June 30, 2004 is set forth below. It reflects the pro forma effect of the initial discharge of debt and exchange of stock under the Plan, cancellation of the Predecessor Company’s equity, and application of fresh start accounting. The unaudited pro forma balance sheet should be reviewed in conjunction with the corresponding notes and the audited consolidated financial statements contained herein.

	Predecessor	Debt Discharge		Reorganized
	Company	and Exchange	Fresh Start	Company
	June 30, 2004	of Stock (a)	Adjustments (b)	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,626			$2,626
Restricted cash	439			439
Accounts receivable, net	2,762			2,762
Inventories	783			783
Deferred product costs — current portion	1,153		(36)	1,117
Lease receivables and other current assets, net	973	(69)		904

Total current assets	8,736	(69)	(36)	8,631
Property and equipment, net	2,797		259	3,056
Deferred product costs — non-current portion	1,410		(264)	1,146
Goodwill	—		19,724	19,724
License right, net	2,707		(1,429)	1,278
Other intangible assets	—		1,220	1,220
Lease receivables and other assets, net	1,206	(40)		1,166

Total assets	$16,856	$(109)	$19,474	$36,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities not subject to compromise:
Accounts payable	$137	$2,283		$2,420
Deferred product revenues — current portion	2,757		(107)	2,650
Accrued expenses and other current liabilities	3,309	2,061		5,370

Total current liabilities not subject to compromise	6,203	4,344	(107)	10,440
Liabilities subject to compromise	22,315	(22,315)		—
Long-term liabilities not subject to compromise:
Deferred product revenues — non-current portion	4,066		(750)	3,316
Other non-current liabilities	257	309		566

Total long-term liabilities not subject to compromise	4,323	309	(750)	3,882

Total liabilities	32,841	(17,663)	(857)	14,322
Total stockholders’ equity (deficit)	(15,985)	17,554	20,331	21,900

Total liabilities and stockholders’ equity	$16,856	$(109)	$19,474	$36,221

(a)	To record the discharge or reclassification of prepetition obligations related to long-term debt, other liabilities, and equity and the issuance of 7,000,000 shares of new common stock to creditors and old equity holders. Also includes the issuance of 350,000 shares of restricted stock to executives approved under the Plan, and the write off of the remaining unamortized prepaid loan fees and debt discount related to the discharged long-term debt. The cancellation of the Company’s pre-reorganization equity includes the reversal of the $20.3 million gain on the fresh start adjustment of assets and liabilities to fair value as well as the reversal of the $0.2 million gain on discharge of liabilities subject to compromise.

(b)	To record fresh start adjustments to reflect assets and liabilities at fair value. Management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right. Deferred product revenue and the related deferred product costs were adjusted to fair value based on present value calculations utilizing appropriate current interest rates. As discussed above, the results of an independent financial advisory firm’s fair market valuation was utilized to value property and equipment. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.

Restructuring Expenses and Losses

          Pursuant to SOP 90-7, the Company’s consolidated financial statements for periods including and subsequent to the Chapter 11 petition filing distinguish transactions directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses resulting from the reorganization and restructuring of the business are reported separately as reorganization items. Total reorganization expenses and losses incurred by the Company are as follows (in thousands):

	Predecessor	Reorganized
	Company	Company
	For the ten	For the two
	months ended	months ended
	June 30, 2004	August 31, 2004
Professional fees	$1,793	$127
Losses on rejection of executory contracts, unexpired leases and other claims	1,324	—
Other restructuring expenses and losses	267	12

Total restructuring expenses and losses	$3,384	$139

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          On July 22, 2002, after approval from its majority shareholder, Minorplanet Systems PLC, the Company’s name was changed from @Track Communications Inc. to Minorplanet Systems USA, Inc. On July 2, 2004, the Effective Date, the Company’s name was changed from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc.

          The consolidated financial statements for the ten month period ended June 30, 2004 and the two month period ended August 31, 2004 have been prepared in accordance with SOP 90-7 which provides guidance for financial reporting by entities that have filed petitions under the Bankruptcy Code and have reorganized in accordance with the Bankruptcy Code. As a result of the application of fresh start accounting, the Company’s financial results for the twelve months ended August 31, 2004 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are separately presented. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company’s.

          The Predecessor Company’s consolidated financial statements presented herein include those of Remote Dynamics Inc., formerly known as Minorplanet Systems USA, Inc., and its wholly owned subsidiaries: HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. Caren (292) Limited and Minorplanet Systems USA Limited were merged into Remote Dynamics, Inc. on the Effective Date of the Plan and cease to exist as separate entities. The Reorganized Company’s consolidated financial statements presented herein include those of Remote Dynamics Inc., and its wholly owned subsidiaries: HighwayMaster of Canada, LLC and RD Technologies, Inc. which was newly formed upon emergence from bankruptcy.

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

Revenue Recognition

          The Company generally recognizes revenue when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable, and collectibility is reasonably assured. The Company recognizes revenue from its long haul trucking Series 5000 mobile units under the provisions of EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended in December of 2003 by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company estimated such periods to range from three to ten years. The Company’s estimate of the life of a customer relationship is determined based upon the Company’s historical experience with its customers together with the Company’s estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues- non-current portion.” If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the Service Vehicle Contract.

          The VMI product includes both hardware and software components. Due to the interdependency of the functionality of these components, revenue recognition is governed by EITF 00-21, SAB 104 (an amendment to SAB 101), and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”). Initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Currently, the Company resells wireless airtime to many customers of its VMI products over the contract term; therefore, the Company defers these VMI product revenues. In addition, the Company has also deferred revenue consistent with the provisions of SOP 97-2. For those customers that do not purchase wireless airtime service directly from the Company, revenue is deferred under the provisions of SOP 97-2 which requires deferral if a significant portion of the software licensing fee is not due until more than twelve months after delivery and vendor specific objective evidence of fair value for post contract services is not available. VMI product sales are recognized ratably over the customer contract term. Such terms range from one to five years. VMI product sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.

          Service revenue generally commences upon product installation and customer acceptance, and is billed and recognized during the period such services are provided.

          As a result of the Sale to Aether, the Company recorded deferred service revenues totaling $12.2 million in March of 2002, which reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that initially expired in September of 2003. Although the Company and Aether have amended their transition services agreement to extend the transition services term through April 30, 2005, the remaining unrecognized portion of the deferred service revenue as of August 31, 2004 was less than $0.1 million.

          The Company provides lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.

Shipping and Handling Fees and Costs

          The Company records amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of “Product revenues” and “Cost of product revenues” respectively.

Deferred Product Costs

          The Company defers certain product costs (generally consisting of the direct cost of product sold and installation costs) for its sales contracts determined to require deferral accounting. The deferred costs are classified as a current and long term asset on the balance sheet under the captions Deferred product costs – current portion and Deferred product costs non-current portion. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.” Such terms range from one to ten years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

Financial Instruments

          The Company considers all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material during the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001.

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

          During the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003 and the eight months ended August 31, 2002, one customer and Aether Systems accounted for approximately 73%, 70%, 74% and 65%, respectively, of total revenues. During the year ended December 31, 2001, one customer accounted for approximately 41% of total revenues.

          The Company’s bad debt expense as a percent of total revenues was 3.4% for the two months ended August 31, 2004, 4.6% for the ten months ended June 30, 2004, 3.0% for the year ended August 31, 2003, 1.9% for the eight months ended August 31, 2002, and 1.4% for the year ended December 31, 2001.

Inventories

          Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on usage history and specific identification criteria.

Property and Equipment

          Property and equipment of the Predecessor Company, prior to fresh start accounting adjustments, were stated at cost and depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally ranged from two to seven years. After fresh start accounting adjustments, the new fair value of property and equipment is being depreciated on a straight-line basis over the estimated applicable remaining useful lives which generally ranged from one to seven years. Maintenance and repairs are charged to operations.

Valuation of Long-Lived Assets

          Management evaluates the recoverability of the Company’s long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS 144”). SFAS 144 requires management to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve management estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset.

          Management assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

•	significant negative industry trends,

•	significant changes in technology,

•	significant underutilization of the asset, and

•	significant changes in how the asset is used or is planned to be used.

Research and Development Costs

          The Company expenses research and development costs as incurred. During the two months ended August 31, 2004 and the ten months ended June 30, 2004, the Company expensed $183,000 and $1,236,000, respectively in research and development costs associated with new product development. During the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001, the Company expensed $1,000,000, $675,000, and $3,091,000, respectively, in research and development costs associated with new product development. All research and development costs are reflected in “Engineering expenses” in the Consolidated Statements of Operations.

Capitalized Software Costs

          In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001 were $129,000, $352,000, $213,000, $0, and $672,000, respectively.

VMI License Right

          In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet UK’s VMI technology in the United States, Canada and Mexico. The license covered rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company’s evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license right was initially being amortized over a 15-year life.

          Management accounts for the VMI license right in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The license right was acquired and valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflected the fair value of the common stock issued by the Company based on the market price of the Company’s common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred.

          The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for its stockholders. The Company has determined that in order to fully exploit the AVL market in the U.S. in a recurring revenue business model, the Company must develop and introduce an AVL product which utilizes GPRS for data transmission along with the AVL software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company further believes that a GPRS-enabled AVL mobile unit will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the CCC component of the VMI system. In early 2003, the Company requested that Minorplanet UK develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in a web environment. Minorplanet UK initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet UK has been unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software and announced that it had elected to outsource the development of web-hosted software, which would not be available until mid-2005.

          In conjunction with the Company’s development of the next-generation product for the SBC companies, the Company initiated the internal development of a GPRS-enabled mobile unit and web-hosted, service bureau-

based automatic vehicle location software during the first calendar quarter of 2004, which can be hosted by the Company using its existing network services center complex with minor modifications and minimal capital expenditures. The Company is currently testing the next-generation product and believes the initial product version is approximately 90 percent complete. Customers using the next generation product will access their data via the Internet or dedicated frame relay. The Company currently anticipates commercially launching its next generation AVL product by the first calendar quarter of 2005. There can be no assurances that the Company will be able to commercially launch the next generation AVL product by the first calendar quarter of 2005, and failure to do so will have a material adverse impact on its business, financial condition and results of operations.

          Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product until the Company’s Next Generation Product is commercially available to ensure a smooth transition to the Next Generation Product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

(1)	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it shall terminate.

(2)	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

(3)	On July 31, 2004, the Company shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

(4)	The Company provided Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

(5)	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

(6)	Minorplanet Limited was allowed a general unsecured claim in the amount of $1,000,000 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited released and waived its administrative claim and, as of such date, waived any future R&D fees due under Section 16.4 of the VMI license agreement.

(7)	The Company provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet UK by the Company.

          SFAS 144 requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right and recognized an impairment loss of $28.8 million during the third quarter of fiscal 2004. Based on updated sales and cash flow forecasts, the Company later recorded a $1.4 million fresh start accounting adjustment to reflect the fair value of the license right at $1.3 million at June 30, 2004. This new fair value of the license right is being amortized over a three-year life.

          At August 31, 2004, the new $1.2 million carrying value of the license right is net of $0.1 million in accumulated amortization. Excluding the impairment loss, amortization of the license right charged to expense during the two months ended August 31, 2004 and the ten months ended June 30, 2004 was $0.1 million and $2.0 million, respectively. Amortization of the license right charged to expense during the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001 was $2.6 million, $1.8 million and $1.4 million, respectively.

Goodwill and Other Intangibles

          Upon implementation of fresh start accounting as of June 30, 2004, the Reorganized Company recorded goodwill and other intangible assets and therefore applied provisions of SFAS 142 that requires that goodwill not be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives are amortized over their estimated useful lives.

          In accordance with SFAS 144, management tests for impairment losses on intangible assets with determinable lives consistent with the policies discussed above in “Valuation of Long-Lived Assets”. Goodwill is tested for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill could be required which could have a material affect on the Company’s operating results and financial position.

Advertising Costs

          Advertising costs are expensed as incurred. During the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001, the Company expensed $5,000, $32,000, $20,000, $362,000 and $633,000 respectively, in advertising costs that are reflected in “Sales and marketing expenses” in the Consolidated Statements of Operations.

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

Stock Based Awards

          The Predecessor Company applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense was recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. As of August 31, 2004, no stock options had been issued by the Reorganized Company.

          Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Predecessor Company elected to continue to apply the intrinsic-value based method of accounting described above, and adopted the disclosure requirements of SFAS 123. In accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” pro forma net loss and net loss per share disclosures, as if the Company recorded compensation expense based on the fair value of stock-based awards, are presented below (in thousands, except per share data):

		Reorganized
		Company	Predecessor Company
		Two Months	Ten Months	Year	Eight Months	Year
		Ended	Ended	Ended	Ended	Ended
		August 31,	June 30,	August 31,	August 31,	December 31,
		2004	2004	2003	2002	2001
Net (loss) income, as reported		(541)	(17,238)	$(16,020)	$(9,778)	$34,811
Add: Stock-based employee compensation expense included in reported net income		—	2	—	532	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		—	(428)	(692)	(798)	(2,718)

Net (loss) income, pro forma		$(541)	$(17,664)	$(16,712)	$(10,044)	$32,093

Net (loss) income per share — basic and diluted	As reported	$(0.08)	$(1.78)	$(1.66)	$(1.01)	$6.23
	Pro-forma	$(0.08)	$(1.83)	$(1.73)	$(1.04)	$5.75
Weighted average number of shares outstanding:
Basic and diluted		6,505	9,671	9,670	9,647	5,586

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows (there were no option grants during the two months ended August 31, 2004, the ten months ended June 30, 2004 or the eight months ended August 31, 2002).

	For the Year	For the Year Ended
	Ended August 31,	December 31,
	2003	2001	2000
Dividend	—	—	—
Expected volatility	96.60%	97.31%	92.31%
Risk free rate of return	3.02%	5.20%	5.89%
Expected life in years	4.5	6.0	6.0

Restricted Stock

          On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of August 31, 2004, 450,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the two month period ended August 31, 2004 as no vesting had occurred. As of August 31, 2004, the Company had recorded a deferred compensation charge of $0.5 million associated with the issuance of these restricted shares.

Earnings Per Share & Reverse Stock Split

          The Company computes earnings per share in accordance SFAS No. 128, “Earnings Per Share.” Net (loss) income per basic share was computed by dividing net (loss) income by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is computed using the “Treasury Stock Method.” The Company’s potentially dilutive securities have been excluded from the weighted average number of shares outstanding, since their effect would be anti-dilutive.

          Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected December 3, 2003. Unless otherwise noted, all shares presented have also been adjusted for the reverse stock split.

Reporting Comprehensive Income

          The accompanying consolidated financial statements do not include any items of other comprehensive income.

Reclassification

          As a result of the implementation of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"(“SFAS 145”), the $59,461,000 gain previously reported by the Company for the fiscal year ended December 31, 2001 as an extraordinary item, has been reclassified as a “Gain on recapitalization” in the accompanying Consolidated Statements of Operations and Consolidated Statement of Cash Flows.

New Accounting Standards

          During December 2003, the SEC issued Statement of Accounting Bulletin #104, “Revenue Recognition” (“SAB 104”), which revised and rescinded portions of SAB 101. The issuance of SAB 104 did not impact the Company’s revenue recognition policies.

          In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The provisions of FIN 46R did not have any impact on the Company’s financial statements.

4. 2001 STOCK SPLIT AND RECAPITALIZATION

{ Note: All share information referred to in this footnote has not been adjusted for the five for one reverse stock split effected by the Company on December 3, 2003}

          On June 4, 2001, the 1000 shares of Class B Common Stock were converted into 320,000 shares of Common Stock at the option of the sole holder of the shares. On June 5, 2001, the Company effected a reverse stock split in the ratio of one (1) share of post-split common stock for every five (5) shares of pre-split common stock and amended the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

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

          On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company’s stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC (“MacKay”), dated February 14, 2001 (the “Purchase Agreement”), the Company issued 30,000,000 shares of its common stock in a change of control transaction to Minorplanet UK. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK’s VMI technology in the United States, Canada and Mexico. As a result of this transaction, and prior to the October 6, 2003 stock transfer to Erin Mills Investment Corporation, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company’s common stock , which is the sole voting security of the Company. The “License Right” was initially valued in the accompanying Consolidated Balance Sheet as an asset purchase at an amount which reflected the fair value of the common stock issued by the Company based on the market price of the Company’s common stock on the date of consummation of the transaction ($1.60 per share on June 21, 2001), plus the incremental direct costs incurred in effecting the transaction.

          Also, the Company issued 12,670,497 shares of its common stock (valued at $1.60 per share) to holders of its Senior Notes due 2005 (“Senior Notes”) in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000 (the “Exchange Offer”). The total principal amount of Senior Notes that remained outstanding after completion of the Exchange Offer was $14,333,000. As a result of this Exchange Offer, the Company recognized a $59,461,000 gain, net of $995,000 of Federal income taxes and $3,067,000 in the aggregate amount of unamortized debt discount and issuance costs, and including $3,773,000 of waived accrued interest payable, which is reflected as a gain on recapitalization in the accompanying Consolidated Statements of Operations. The foregoing transactions are hereinafter collectively referred to as the “Recapitalization.”

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

          Proceeds from the Sale to Aether totaled $15 million, of which $12.2 million was allocated to deferred service revenue and reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The remaining proceeds were allocated to consideration for assets sold, net of transaction costs, and no gain or loss resulted from the sale. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that was initially scheduled to expire in September of 2003. In July of 2003, the term of the agreement with Aether was extended through January of 2005. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice.

6. CHANGE IN FISCAL YEAR END

     On May 21, 2002, the Company’s Board of Directors approved changing the Company’s fiscal year end to August 31st. Accordingly, the Company has presented audited financial statements for the eight-months ended August 31, 2002, the “transition period”, in this Form 10-K. The following table provides unaudited condensed financial information for the same comparable periods of the prior year (in thousands except per share).

	Predecessor Company
	Twelve months ended		Eight months ended
	August 31,		August 31,
		Unaudited		Unaudited
	2003	2002	2002	2001
Revenues	$44,911	$66,770	$41,956	$52,666
Cost of revenues	26,332	46,368	25,464	35,928

Gross profit	18,579	20,402	16,492	16,738

Expenses	32,502	38,203	26,111	26,132

Operating loss	(13,923)	(17,801)	(9,619)	(9,394)

Interest income	447	539	457	420
Interest expense	(2,118)	(2,124)	(1,411)	(6,642)
Other expense	(426)	(183)	(183)	—
Gain on recapitalization	—	—	—	59,461

Loss before income taxes	(16,020)	(19,569)	(10,756)	43,845
Income tax benefit	—	978	978	—

Net (loss) income	$(16,020)	$(18,591)	$(9,778)	$43,845

Basic and diluted (loss) income per share	$(1.66)	$(1.93)	$(1.01)	$12.42

Weighted average number of shares outstanding:
Basic and diluted	9,670	9,634	9,647	3,530

7. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
Cash	$494	$367
Money market accounts	818	4,738

Cash and cash equivalents	$1,312	$5,105

     In addition to the above cash and cash equivalents, as of August 31, 2004 the Company had $439,000 in restricted cash held in escrow accounts on behalf of the Company by third parties that provided professional services during the bankruptcy proceedings. The Bankruptcy Court had not yet approved payment for such professional services as of August 31, 2004.

8. INVENTORIES

Inventories consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
Complete systems	$459	$1,507
Component parts	215	683

	$674	$2,190

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

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
Network service center	$685	$15,529
Machinery and equipment	158	1,822
Software	955	3,355
Leasehold improvements	646	2,233
Vehicles, computer equipment, and other equipment	2,019	3,485

	4,463	26,424
Less: accumulated depreciation and amortization	(180)	(22,559)

	$4,283	$3,865

     Total depreciation and amortization expense related to property and equipment charged to operations during the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001 was $187,000, $1,432,000, $3,011,000, $2,574,000 and $5,854,000, respectively.

     As of August 31, 2004 and August 31, 2003, the unamortized portion of software costs was $920,000 and $476,000, respectively. Amortization of such costs charged to expense during the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31,

2002, and the year ended December 31, 2001 was $35,000, $293,000, $575,000, $727,000 and $1,568,000 respectively. Such costs are included in “Depreciation and amortization” on the Company’s Consolidated Statements of Operations.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

     Upon implementation of fresh start accounting as of June 30, 2004, the Reorganized Company recorded goodwill and other intangible assets and therefore applied provisions of SFAS 142 that requires that goodwill not be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives are amortized over their estimated useful lives. Goodwill and other intangible assets consist of the following as of August 31, 2004 (in thousands):

	Reorganized Company
	August 31, 2004
		Accumulated		Amortization
	Gross	Amortization	Net	Period in months
Goodwill	$19,724	$—	$19,724	n/a
Other intangibles:
Customer relationships	1,220	(135)	1,085	18

     Total amortization expense for other intangible assets for the two-month period ended August 31, 2004 was approximately $135,000. Estimated amortization expense for each of the next five fiscal years ending August 31st are as follows: $813,000 in 2005, $271,000 in 2006, and $0 in 2007, 2008 and 2009.

11. LEASE RECEIVABLES AND OTHER ASSETS

     The Company provides lease financing to certain customers of its VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk.

     The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy. The components of the net investment in sales-type leases are as follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
Minimum lease payments receivable	$2,359	$2,924
Less: Allowance for uncollectibles	(357)	(452)

	2,002	2,472

Less: Unearned interest income	(559)	(827)

Net investment in sales-type leases	$1,443	$1,645

     The long-term portion of the Net investment in sales-type leases at August 31, 2004 and 2003 was $1,051,000 and $1,351,000, respectively.

     Total minimum lease payments receivable on sales-type leases as of August 31, 2004 are as follows (in thousands):

Fiscal Year Ending August 31,
2005	$783
2006	717
2007	581
2008	248
2009	30

Total minimum lease payments receivable	$2,359

     Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of August 31, 2004 are as follows (in thousands):

Fiscal Year Ending August 31,
2004	$279
2005	205
2006	74

Total minimum rental payments	$558

     Equipment held under operating leases as of August 31, 2004 and 2003 was $322,000 and $403,000 respectively, net of $7,000 and $80,000 accumulated depreciation, respectively.

     Other assets on the Company’s Consolidated Balance Sheets also include certain prepaid expenses, deposits, and miscellaneous receivables.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

          Accrued expenses and other current liabilities consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company
	August 31,	August 31,
	2004	2003
Reorganization accruals	$3,087	$—
Notes payable — current portion	554	142
Property, franchise, and other taxes payable	326	733
Accrued warranty costs	182	211
Accounts payable — related party	—	553
Provision for settlement of litigation	—	1,681
Other	1,186	2,191

	$5,335	$5,511

     Reorganization accruals in the above table include approximately $1.7 million in accrued professional fees related to services provided during the bankruptcy proceedings and approximately $1.4 million in accruals for losses on rejected executory contracts, unexpired leases, and other claims.

Compromise Settlement Agreement

     During the first calendar quarter of 2001, the outsource manufacturer (the “Vendor”) that supplied substantially all of the Company’s finished goods inventory asserted a claim for reimbursement for excess and obsolete inventory purchased in its capacity as the manufacturer of the Company’s products. This claim was disputed by the Company. As a result of this dispute, beginning in April 2001, the Vendor ceased to perform on its contract to provide finished goods inventory and certain other services to the Company. The claims and counterclaims ultimately led to each of the parties filing litigation against the other. The Vendor and the Company executed a Compromise Settlement Agreement on October 9, 2001. The Company recorded a provision of $2.1 million during 2001 and an additional $0.1 million during the eight months ended August 31, 2002 as its estimate of the cost to be incurred to settle this litigation. The remaining unpaid liability of approximately $1.3 million as of the February 2, 2004 bankruptcy petition filing date was discharged in exchange for stock issued under the plan of reorganization soon after the Effective Date.

13. NOTE PAYABLES

Senior Notes of the Predecessor Company

     As part of the Recapitalization in 2001, the Predecessor Company closed an Exchange Offer to the holders of the Senior Notes. The Predecessor Company issued approximately 2,534,000 shares of its common stock (adjusted for the December 2003 reverse stock split) to holders of its Senior Notes who accepted the Exchange Offer, in exchange for the cancellation of Senior Notes with an aggregate principal amount of $80,022,000. The total principal amount of Senior Notes that remained outstanding as of August 31, 2003 was $14,333,000 and it was recorded at the accreted value of $14,208,000. The Senior Notes had an effective interest rate of 14.1%.

     In accordance with the Company’s Plan, soon after the Effective Date, the Reorganized Company issued 4,495,670 shares of common stock to holders of the Senior Notes in exchange for the discharge of the $14,333,000 in Senior Notes plus approximately $750,000 in interest accrued through the February 2, 2004 bankruptcy petition filing date.

HFS note payable

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS was required to provide the funding within 21 days of the June 29, 2004 closing.

     On July 20, 2004, the Company amended the Exit Financing by entering into and consummating a Third Amended Letter Agreement (the “Third Amended Agreement”) with HFS increasing the amount of the financing from $1.575 million to $2.0 million issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent (the “Note”). Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds.

     Pursuant to the Third Amended Agreement, HFS, may at any time demand repayment of such portion of the accrued interest and unpaid principal on the Note in such number of shares of common stock, based upon a fixed conversion price of $2.90 per share of common stock, if converted in year 1 of the repayment of the Note or a fixed conversion price of $3.08 per share of common stock if converted subsequent to year 1 of the repayment of the Note, whose aggregate value equals the amount of accrued interest and principal being repaid.

     Pursuant to the Third Amended Agreement, the Company’s Board of Directors must execute any documents or instruments or pass any corporate resolutions necessary to appoint to the Board of Directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s Board of Directors until the promissory note is repaid in cash or repaid by conversion to common stock.

     Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS.

Other notes payable

     The Company leases certain vehicles, computer equipment, and other equipment under capital leases. As of August 31, 2004 and 2003, assets under capital leases included in “Property and equipment” on the Company’s Consolidated Balance Sheets, were $1,284,000 and $408,000, net of accumulated depreciation of $42,000 and $155,000, respectively.

     The following is a schedule of the Company’s future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2004 (in thousands).

Fiscal year ending August 31,
2005	$521
2006	397
2007	155
2008	269
2009	—

Total minimum lease payments	1,342

Less: amount representing interest	(117)

Present value of net minimum lease payments	$1,225

14. INCOME TAXES

The components of the income tax provision are as follows (in thousands).

	Reorganized
	Company	Predecessor Company
	Two Months	Ten Months	Year Ended	Eight months	Year Ended
	Ended August 31,	Ended June 30,	August 31,	Ended August 31,	December 31,
	2004	2004	2003	2002	2001
Current:
Federal	$—	$—	$—	$(978)	$—
State	—	—	—	—	—

	—	—	—	(978)	—
Deferred:
Federal	—	—	—	—	—
State	—	—	—	—	—

Income Tax Expense (Benefit)	$—	$—	$—	$(978)	$—

     During the year ended December 31, 2001, the Company paid $978,000 to the Internal Revenue Service for alternative minimum tax purposes. The $978,000 payment was reflected as an expense in 2001 and was netted against the gain on the 2001 Recapitalization. During the eight month period ended August 31, 2002, a new tax law was enacted that changed certain aspects of the alternative minimum tax. As a result of a tax law change, the Company did not owe any federal taxes to the Internal Revenue Service for the year ended December 31, 2001. As of August 31, 2002, the Company recorded a receivable for these taxes and reflected the $978,000 as a current year income tax benefit on the Company’s Consolidated Statement of Operations. The $978,000 was refunded and received by the Company during the year ended August 31, 2003.

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding the Company’s ability to recognize the benefit of the asset in future years. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands).

	Reorganzied	Predecessor
	Company	Company
	August 31, 2004	August 31, 2003
Deferred tax assets:
Deferred revenue	1,387	2,247
Allowance for doubtful accounts	176	238
Other accrued liabilities	97	1,899
Inventory reserves	228	115
Other reserves	190	—
Intangible assets	199	498
Impairment loss	10,264	—
Net operating loss carryforwards	66,225	60,174

Gross deferred tax assets	78,766	65,171
Valuation allowance	(70,920)	(64,100)

Net deferred tax assets	7,846	1,071
Deferred tax liabilities:
Depreciation	(448)	(1,071)
Intangible assets	(7,398)	—

Gross deferred tax liabilities	(7,846)	(1,071)

Net deferred tax asset	$—	$—

     There was a net increase in the valuation allowance of $6.8 million during the twelve months ended August 31, 2004.

     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below (in thousands).

	Reorganized
	Company	Predecessor Company
	Two Months	Ten Months	Year ended	Eight Months	Year Ended
	Ended August 31,	Ended June 30,	August 31,	Ended August 31,	December 31,
	2004	2004	2003	2002	2001
Income tax at federal statutory rate	$(184)	$(5,861)	$(5,416)	$(3,657)	$(8,381)
Valuation allowance	182	6,638	5,394	2,796	8,458
Other	2	(777)	22	(117)	(77)

Provision for income taxes	$—	$—	$—	$(978)	$—

     At August 31, 2004, the Company had net operating loss carryforwards aggregating approximately $195 million, that expire in various years between 2008 and 2024. The utilization of these net operating losses will be limited pursuant to Internal Revenue Code Section 382 and may cause some amount of the carryforwards to expire unutilized.

15. STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS

Common and Preferred Stock

     As of August 31, 2003, the Company had 9,684,992 shares of common stock issued and 9,669,832 shares of common stock outstanding, adjusted to reflect the reverse stock split in the ratio of one share of post-split common stock for every five shares of pre-split common stock that the Company effected on December 3, 2003. One share of Series E Preferred Stock was issued and outstanding at August 31, 2003. All equity interests in the Predecessor Company were extinguished as of the July 2, 2004 Effective Date of the plan of reorganization.

     As of August 31, 2004 the Company had 50,000,000 shares of common stock authorized, par value $0.01, and 2,000,000 shares of preferred stock authorized, par value $0.01. The Company had 7,450,000 common stock shares issued and 6,520,052 shares outstanding. No preferred shares were issued or outstanding at August 31, 2004.

Stock Repurchase

     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896. A Special Committee of the Company’s Board of Directors composed of three Directors with no personal interest in the repurchase transaction considered, negotiated, and approved the repurchase transaction. Contemporaneous with the closing of the stock repurchase, Lloyd Miller resigned from the Board of Directors of the Company. The treasury stock is reflected at cost on the Company’s Consolidated Balance Sheet at August 31, 2004.

Restricted Stock

     On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of August 31, 2004, 450,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the two month period ended August 31, 2004 as no vesting had occurred. As of August 31, 2004, the Company had recorded a deferred compensation charge of $0.5 million associated with the issuance of these restricted shares. The following table summarizes information about the Reorganized Company’s equity compensation plan at August 31, 2004:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants, and rights	reflected in column (a))
Equity compensation plans approved by security holders	450,000	$—	250,000
Equity compensation plans not approved by security holders	—	—	—

	450,000	$—	250,000

Predecessor Company’s Equity Stock Plans

     All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. Prior to the reorganization, under the Company’s 1994 Stock Option Plan (the “Stock Option Plan”), as amended, options could be granted to employees for the purchase of an aggregate of up to 1,441,600 shares of the Company’s stock. The Stock Option Plan required that the exercise price for each stock option be not less than 100% of the fair market value of common stock at the time the option was granted. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, could be granted and generally, options granted vested 20% on the date of grant and 20% on each of the following four anniversary dates of the date of grants. A summary of the changes in the Predecessor Company’s Stock Option Plan is presented below (all shares have been adjusted for the five for one reverse stock split effected on December 3, 2003):

	Ten Months ended		Year ended		Eight months ended		Year ended
	June 30, 2004		August 31, 2003		August 31, 2002		December 31, 2001
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	325,781	$1.41	515,533	$1.59	761,166	$1.59	66,185	$1.38
Granted	—	—	80,000	0.80	—	—	734,063	1.61
Exercised	(2,588)	1.41	—	—	(61,341)	1.58	—	—
Forfeited or expired	(323,193)	1.41	(269,752)	1.58	(184,292)	1.60	(39,082)	1.48

Outstanding at end of period	—	$—	325,781	$1.41	515,533	$1.59	761,166	$1.59

Options exercisable at end of period	—	$—	32,567	$1.61	184,607	$1.57	56,642	$1.46

Weighted average fair value of options granted during the period	—	$—	—	$0.57	—	$—	—	$1.28

     On June 1, 2003, the Company granted warrants to a consultant for the purchase of 15,000, 25,000, and 20,000 shares of common stock at exercise prices of $3.50, $7.00, and $14.0 per share, respectively. These warrants were cancelled effective July 2, 2004 pursuant to the Company’s Third Amended Joint Plan of Reorganization.

     Effective March 15, 2002, two of the Company’s executives resigned their employment with the Company in connection with the Sale to Aether consummated on March 15, 2002. As part of their separation agreements, vesting was accelerated on a portion of previously unvested stock options resulting in a new measurement date. The stock options no longer qualified for treatment under APB Opinion No. 25; therefore, in accordance with SFAS No. 123, compensation expense in the amount of $0.5 million was recorded and is reflected in the Company’s Consolidated Statements of Operations.

     A former director of the Company held options granted on June 22, 1998 outside of the Plan to purchase 152 shares of common stock of the Company at a price of $12.50 per share. These options were cancelled effective July 2, 2004 pursuant to the Company’s Third Amended Joint Plan of Reorganization.

     The Company granted warrants to a consultant for the purchase of 320 shares of common stock at a price of $28.15 per share on March 31, 2000. These warrants were cancelled effective July 2, 2004 pursuant to the Company’s Third Amended Joint Plan of Reorganization.

Retirement Plan

     The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Retirement Plan to include a mandatory employer matching. Matching contributions during the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001 were $13,000, $66,000, $96,000, $114,100 and $236,000 respectively.

16. OTHER COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     The Company leases certain office facilities and equipment under non-cancelable operating leases, with expirations through 2011. The future minimum lease payments associated with such leases for the fiscal years ending August 31 are as follows (in thousands).

2005	$362
2006	300
2007	300
2008	300
2009 and thereafter	850

$2,112

     During the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003, the eight months ended August 31, 2002, and the year ended December 31, 2001, total rent charged to operating expenses, net of sub-lease rentals, was approximately $106,000, $1,955,000, $3,362,000, $2,226,000, and $1,423,000, respectively. Sublease rentals for the same periods were approximately $0, $366,000, $328,000, $275,000, and $274,000.

Product Warranty Guarantees

     The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

	Reorganized
	Company	Predecessor Company
	Two	Ten	Twelve
	Months Ended	Months Ended	Months Ended
	August 31, 2004	June 30, 2004	August 31, 2003
Warranty product liability at beginning of period	$434	$514	$491
Accruals for product warranties issued	9	118	371
Product replacements	(58)	(186)	(173)
Adjustments to pre-existing warranty estimates	(10)	(12)	(175)

Warranty product liability at end of period	$375	$434	$514

     The long-term portion of the warranty product liability at August 31, 2004 and 2003 was $194,000 and $303,000, respectively.

Provision for Potential Losses on Rejection of Executory Contracts and Other Claims

     As of August 31, 2004, the Company had estimated and recorded a $1.4 million probable liability associated with disputed general unsecured claims filed during the bankruptcy proceedings, which if allowed, would result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed. Subsequent to August 31, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock to satisfy approximately $0.9 million of the $1.4 million estimated liability that the Company had recorded as of August 31, 2004. It is reasonably possible that a change in this estimated liability for probable losses on rejected executory contracts, unexpired leases, and other claims may occur in the near term.

Other Purchase Commitments

     As of August 31, 2004, the Company had approximately $743,000 in primarily inventory-related other purchase commitments.

17. RELATED PARTY TRANSACTIONS

     As of August 31, 2003, Minorplanet UK owned 62 percent of the Company’s outstanding common stock and thus controlled the Company. On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership position in the Company. As of August 31, 2004, Minorplanet UK owned 13.7 percent of the Reorganized Company’s outstanding common stock. See further discussion under “VMI License Right” in Note 3.

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

     Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

	Reorganized
	Company	Predecessor Company
	Two Months	Ten Months	Year Ended	Eight Months	Year Ended
	Ended August 31,	Ended June 30,	August 31,	Ended August 31,	December 31,
	2004	2004	2003	2002	2001
Research and development costs	$—	$833	$1,000	$667	$525
Contract service expenses	—	—	2,719	641	—
Inventory and other purchases	—	—	146	—	—
Product sales	—	23	—	—	—

	Reorganized	Predecessor
	Company	Company
	As of August 31,	As of August 31,
	2004	2003
Other current liabilities	$—	$553
Other non-current liabilities	—	1,760

     In accordance with the VMI license settlement agreement discussed in Note 3, the Company also provided Minorplanet Limited, the operating subsidiary of Minorplanet UK, at no cost, 100 AEM 3000 VMI units and Minorplanet Limited was allowed a general unsecured claim in the amount of $1 million in the Company’s bankruptcy case. On the Effective Date, Minorplanet UK released and waived its administrative claim and, as of such date, waived any future R&D fees due under Section 16.4 of the VMI license agreement. Soon after the Effective Date, the Reorganized Company issued 298,062 shares of common stock in settlement of the $1 million general unsecured claim in accordance with the Plan.

     Prior to the bankruptcy reorganization, the Company paid Minorplanet Limited an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. The research and development costs in the above table represent the annual $1.0 million fee pro-rated for the applicable periods.

     On September 26, 2002, the Company entered into a letter addendum to the exclusive license and distribution agreement with Minorplanet Limited to provide executive and non-executive sales and marketing consulting services for the six-month period from August 23, 2002 to February 22, 2003. Under terms of the agreement, the Company was not required to pay the executive consulting fees incurred during this six-month period totaling $1.76 million unless and until the Company filed a Form 10-K reporting net income and positive cash flow for the previous 12-month period. As of August 31, 2003 a liability for $1.76 million payable to Minorplanet Limited was included on the Company’s Consolidated Balance Sheet under “Other non-current liabilities.” On October 6, 2003, Minorplanet UK forever waived and discharged the $1.76 million executive consulting fees owed by the Company to Minorplanet Limited. Thus, the $1.76 million liability was reversed and effectively converted to a capital contribution by Minorplanet UK to the Company. In addition, a $0.3 million liability payable to Minorplanet UK for non-executive consulting costs was converted to a capital contribution during the ten months ended June 30, 2004. Other current liabilities in the above table primarily include the unpaid portion of the non-executive sales and marketing contract services and research and development costs as of August 31, 2003.

HFS Note Payable

     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS (see Note 13 for additional information).

Stock Repurchase

     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896 (see Note 15 for additional information).

SBC

     Prior to the consummation of the Recapitalization in 2001, SBC Wireless LLC was considered a related party by virtue of the control provisions afforded by the shareholder agreement executed upon its purchase of the Company’s common stock. As a result of the Recapitalization, such control provisions were eliminated, and SBC Wireless LLC is no longer a related party.

     Certain affiliates of SBC Wireless LLC, which are wholly owned by Cingular Wireless, LLC, a joint venture in which SBC Communications, Inc. (“SBC”) is a lead venturer, serve as customers of and vendors to the

Company. The Company sells mobile communication units and provides services pursuant to the Service Vehicle Contract. Additionally, one affiliated company serves as “administrative carrier” and provides clearinghouse services, and other affiliated companies of SBC are among the cellular carriers with whom the Company purchases airtime in connection with the Company’s provision of its services. Sales to these affiliated companies of SBC for the twelve months ended December 31, 2001, the period when it was a related party, were approximately $15.3 million.

18. SEGMENT REPORTING

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

     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Goodwill is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands).

	Reorganized Company
	Two Months Ended August 31, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$2,390	$832	$—	$3,222
Operating income (loss)	118	(523)	—	(405)
Interest expense	32	5	—	37
Interest income	2	49	—	51
Depreciation and amortization	301	92	—	393
Net income (loss)	88	(490)	(139)	(541)
Total assets	29,812	5,944	—	35,756
Capital expenditures	251	52	—	303

	Predecessor Company
	Ten Months Ended June 30, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$14,438	$5,547	$—	$19,985
Operating income (loss)	2,990	(37,068)	—	(34,078)
Interest expense	(905)	—	—	(905)
Interest income	15	336	—	351
Impairment loss on license right	—	28,759	—	28,759
Depreciation and amortization	1,282	2,169	—	3,451
Net income (loss)	2,491	(36,866)	17,137	(17,238)
Total assets	30,495	5,726	—	36,221
Capital expenditures	312	242	—	554

	Predecessor Company
	Twelve Months Ended August 31, 2003
	NSC Systems	VMI	Consolidated
Revenues	$39,854	$5,057	$44,911
Operating income (loss)	11,029	(24,952)	(13,923)
Interest expense	2,118	—	2,118
Interest income	117	330	447
Depreciation and amortization	2,803	2,823	5,626
Income tax benefit	—	—	—
Net income (loss)	8,918	(24,938)	(16,020)
Total assets	12,998	43,102	56,100
Capital expenditures	344	231	575

	Predecessor Company
	Eight Months Ended August 31, 2002
	NSC Systems	VMI	Consolidated
Revenues	$40,786	$1,170	$41,956
Operating income (loss)	7,657	(17,276)	(9,619)
Interest expense	1,411	—	1,411
Interest income	347	110	457
Depreciation and amortization	2,503	1,819	4,322
Income tax benefit	978	—	978
Net income (loss)	7,388	(17,166)	(9,778)
Total assets	38,665	42,738	81,403
Capital expenditures	966	285	1,251

	Predecessor Company
	Twelve Months Ended December 31, 2001
	NSC Systems	VMI	Consolidated
Revenues	$77,349	$131	$77,480
Operating loss	(12,549)	(5,247)	(17,796)
Interest expense	7,355	—	7,355
Interest income	501	—	501
Depreciation and amortization	6,068	1,370	7,438
Gain on recapitalization, net	59,461	—	59,461
Net income (loss)	40,058	(5,247)	34,811
Total assets	48,255	39,342	87,597
Capital expenditures	1,478	109	1,587

     During the two months ended August 31, 2004, the ten months ended June 30, 2004, the year ended August 31, 2003 and the eight months ended August 31, 2002, one customer and Aether Systems within the NSC Systems segment, accounted for approximately 73%, 70%, 74% and 65%, respectively, of total revenues. During the year ended December 31, 2001, one customer accounted for approximately 41% of total revenues.

19. CHANGE IN PRINCIPAL INDEPENDENT PUBLIC ACCOUNTANTS

Change from Arthur Andersen to Deloitte & Touche LLP

     The Company received a letter on August 2, 2002 from the SEC notifying the Company that its independent auditor, Arthur Andersen, in connection with the wind-down of Andersen’s business, had notified the SEC that it would be unable to perform future audit services for the Company effective immediately.

     Andersen’s reports on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company’s two fiscal years ended December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 14, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

     The letter from Andersen to the SEC required by Item 304 of Regulation S-K has been omitted from the exhibit list to this Form 10-K pursuant to Item 304T(b)(2) of Regulation S-K as such letter could not be obtained after reasonable efforts.

     As recommended by the audit committee of the Company’s Board of Directors, on August 12, 2002, the board of directors approved the engagement of, and the Company engaged, Deloitte & Touche LLP (“Deloitte”) to serve as the Company’s independent public accountants for 2002.

     During the Company’s two fiscal years ending December 31, 2001 and December 31, 2000 respectively, and the subsequent interim period through August 11, 2002, the Company did not consult Deloitte with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Change from Deloitte & Touche LLP to BDO Seidman LLP

     On March 15, 2004, the Audit Committee of the Board of Directors of the Company approved the dismissal of and dismissed Deloitte & Touche LLP (“Deloitte”) who previously served as the Company’s principal independent public accountants.

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

20. SUBSEQUENT EVENTS

Nasdaq Delisting Notification

     On October 1, 2004, the Company received notice from Nasdaq stating that for the previous 30 days, its common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), the Company was provided 180 calendar days, or until March 30, 2005, to regain compliance under this rule. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

     The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by March 30, 2005, Nasdaq will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfies The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement at the end of such period, the Company would be afforded an additional compliance period up to its next stockholder meeting to regain compliance, provided that it commit: (1) to seek stockholder approval for a reverse stock split at or before its next stockholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur within 2 years following October 1, 2004. If the Company fails to regain compliance with the $1.00 minimum bid requirement during the third compliance period and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

     If the closing bid for the Company’s common stock remains below $1.00 per share and it is no longer listed on The Nasdaq SmallCap Market, the Company’s common stock may be deemed to be penny stock. If the Company’s common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company’s securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

•	sales commissions payable to both the broker-dealer and the registered representative; and

•	current quotations for the securities.

     Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stock. This could have a material and adverse effect on the market for the Company’s common stock, and the ability of stockholders to sell shares.

Securities Purchase Agreement  -  Sale of Series A Preferred Stock

     On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004 (the “Closing”). Net cash proceeds received by the Company were $4.6 million after payment of expenses.

     The terms of the Series A Preferred Stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:

     Ranking The series A preferred stock ranks senior to the Company’s Common Stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.

     Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive, when and as declared by the

Company’s Board of Directors, out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year.

     Conversion Rights. Each holder of Series A Preferred Stock has the right to convert its shares of Series A Preferred Stock into shares of the Company’s Common Stock at a conversion price of $2.00 per share of Common Stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of the Company’s common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series A Preferred Stock has the right to receive upon conversion, in lieu of Common Stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of Common Stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the Series A preferred shares before the change of control). The Company has to give 10 days notice to the holders of our Series A Preferred Stock before it may effect any “Change of Control” (as defined below). In no event can any holder of Series A Preferred Stock beneficially own or have the right to vote more than 4.99% of the Company’s outstanding shares of common stock at any given time regardless of how the holder of the Series A Preferred Stock obtained such shares.

     For purposes of the Series A Preferred Stock, a “Change of Control” means any sale, transfer or other disposition of all or substantially all of the Company’s assets, the adoption of a liquidation plan, any merger or consolidation where the Company is not the surviving entity with the Company’s capital stock unchanged, any share exchange where all of the Company’s shares of Common Stock are converted into other securities or property, any sale or issuance by the Company granting a person the right to acquire 50% or more of the Company’s outstanding Common Stock, any reclassification of the Company’s Common Stock, and the first day on which the current members of the Company’s Board of Directors cease to represent at least a majority of the members of the Company’s Board of Directors then serving.

     Redemption Rights of the Company. If, at any time after October 1, 2005 and before October 1, 2008, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Company’s Common Stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Company’s Common Stock result in a product of at least $350,000 on each trading day, then the Company shall have the right to redeem all shares of Series A Preferred Stock then outstanding at a price per share equal to 200% of the face amount of such shares, plus all accrued and unpaid dividends thereon through the closing date of such redemption.

     Voting Rights and Limitations. Except as otherwise provided in the Certificate of Designation and as otherwise required by the Delaware General Corporation Law, each holder of Series A Preferred Stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series A Preferred Stock (or warrants discussed below) have the right to convert shares of Series A Preferred Stock into shares of the Company’s Common Stock or to dispose of any shares of Series A Preferred Stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 4.99% of the Company’s then outstanding shares of Common Stock. The holders of a majority of the Series A Preferred Stock also have the right to appoint one representative to the Company’s Board of Directors and are entitled to designate one observer to the meetings of the Company’s Board of Directors and its committees.

     Warrants Issued to Holder of Series A Preferred Stock. In connection with the issuance of shares of Series A Preferred Stock, the Company also issued to the Series A Preferred Stock holder two warrants to purchase shares of the Company’s common stock.

     With respect to the first warrant (the “Structured warrant”), the holder has the right to purchase up to 1,000,000 shares of the Company’s Common Stock at an exercise price equal to $0.909 per share. The exercise price per share may be adjusted if SBC Services, Inc. and/or its affiliates do not award the Company a contract pursuant to the Request for Quotation for the provision of VTS equipment and service with (a) a minimum term of one year through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with U.S. generally accepted accounting principles) and which contract contemplates the renewal by SBC for at least one additional year, or (b) a minimum term of two years through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with GAAP) (collectively referred to as the “SBC Condition”). If the SBC Condition is not satisfied by November 15, 2004, then the exercise price shall be equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding November 15, 2004. If the SBC Condition is not satisfied by January 15, 2005, then the exercise price shall again be adjusted so that it is equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding January 15, 2005. As the Company was unable to sign a 2 year contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Structured Warrant issued to the holder of the Series A Preferred Stock will be modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to November 15, 2004 and will be further modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to January 15, 2005. Based upon the current trading price of the Company’s common stock, the exercise price of the Structured Warrant is likely to be adjusted downward which would allow the holder of the Series A Preferred Stock to purchase the Company’s common stock at a lower price and may increase the dilution to the Company’s stockholders. In addition, the right of the holder of Series A Preferred Stock to maintain an Investment Oversight Committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. The Structured Warrant may be exercised at any time until October 1, 2009. The Structured Warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events), but these protections only apply if the Company obtains stockholder approval of these provisions. The Company is obligated to call and hold a special meeting of its stockholders for the purpose of voting to approve the anti-dilution provisions in the Structured Warrant governing dilutive stock issuances.

     The second warrant (the “Incentive Warrant”), to purchase 625,000 shares of the Company’s common stock was issued to the Series A Preferred Stock holder at the same exercise price and adjustment terms as the Structured Warrant described above, and the Incentive Warrant’s remaining terms are identical except: (i) the Incentive Warrant is only exercisable from September 1, 2005 through September 1, 2010, and (ii) the Company has the right to repurchase the Incentive Warrant in full for a total price of $10.00 provided that (A) the trading price of the Company’s Common Stock exceeds $7.50 (subject to adjustment for stock splits, etc.) for 10 consecutive trading days at anytime during the period beginning January 1, 2005 and ending June 30, 2005, and (B) the Company’s gross revenue exceeds $9,999,999 at anytime during the six-month period ending June 30, 2005. As the Company was unable to sign a 2 year contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Incentive Warrant issued to the holder of the Series A Preferred Stock will be modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to November 15, 2004 and will be further modified to equal 75% of the average closing price of the Company’s common stock for the ten day period immediately prior to January 15, 2005. Based upon the current trading price of the Company’s common stock, the exercise price of the Incentive Warrant is likely to be adjusted downward which would allow the holder of the Series A Preferred Stock to purchase the Company’s common stock at a lower price and may increase the dilution to the Company’s stockholders. In addition, the right of the holder of Series A Preferred Stock to maintain an Investment Oversight Committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. Both the Structured Warrant and the Incentive Warrant contain a provision that prevents any holder from exercising any part of the warrant if such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

     Registration Rights Agreement. In connection with the issuance of Series A Preferred Stock and Structured Warrant and Incentive Warrant to the Series A Preferred Stock holder, the Company entered into a Registration Rights Agreement, dated October 1, 2004, with the Series A Preferred Stock holder, whereby the Company granted certain registration rights to the Series A Preferred Stock holder. On or prior to November 29, 2004, the Company is obligated to file a Registration Statement on Form S-3 covering 5,000,000 shares of the

Company’s Common Stock that the Series A Preferred Stock holder may acquire upon conversion of the Series A Preferred Stock or upon exercise of the Structured Warrant and the Incentive Warrant. The Company could face a liquidated damages claim by the Series A Preferred Stock holder if (i) the initial registration statement is not declared effective by the SEC on or prior to January 29, 2004, (ii) after the effectiveness of the registration statement, sales of the Company’s Common Stock cannot be made by the Series A Preferred Stock holder due to a stop order by the SEC or the Company’s need to update the registration statement, or (iii) the Company’s Common Stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equal 3% of the purchase price of the Series A Preferred Stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, the Series A Preferred Stock holder can require the redemption of its shares of Series A Preferred Stock upon certain default events.

     The Series A Preferred Stock holder also has the right to piggy-back on to the registration statements filed by the Company registering shares of the Company’s Common Stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by the Series A Preferred Stock holder must be included in such underwritten public offering.

     Redemption Rights of Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a Change of Control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Common Stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by January 29, 2005 or such registration statement, after being declared effective, cannot be utilized by the holders of Series A Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of it’s the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:

•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder;

     Actions Requiring Approval of Holder of a Majority of the Company’s Series A Preferred Stock. So long as any shares of Series A Preferred Stock are outstanding, the Company shall not take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series A Preferred Stock:

(i) alter or change the rights, preferences or privileges of the Series A Preferred Stock, or increase the authorized number of shares of Series A Preferred Stock;

(ii) amend its certificate of incorporation or bylaws;

(iii) issue any shares of Series A Preferred Stock other than pursuant to the Securities Purchase Agreement;

(iv) redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

(v) increase the par value of the Common Stock;

(vi) sell all or substantially all of its assets or stock, or consolidate or merge with another entity;

(vii) enter into or permit to occur any Change of Control transaction;

(viii) sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

(ix) liquidate, dissolve, recapitalize or reorganize;

(x) authorize, reserve, or issue Common Stock with respect to any plan or agreement that provides for the issuance of equity securities to employees, officers, directors or consultants of the Corporation in excess of 250,000 shares of Common Stock;

(xi) change its principal business;

(xii) issue shares of Common Stock, other than as contemplated herein or by the Warrants;

(xiii) increase the number of members of the Board of Directors to more than 7 members, or, if no Series A director has been elected, increase the number of members of the Board to more than 6 members;

(xiv) alter or change the rights, preferences or privileges of any capital stock of the Corporation so as to affect adversely the Series A Preferred Stock;

(xv) create or issue any senior securities or pari passu securities to the Series A Preferred Stock;

(xvi) except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 (or such additional amount as the Board and the majority holders of the Company’s Series A Preferred Stock agree is reasonably necessary for the Company to perform its obligations under a contract with SBC Communications, Inc. and which, in the case of debt securities, are not convertible securities or purchase rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series A Preferred Stock upon liquidation of the Company, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Company, except as expressly required by the terms of such securities or indebtedness;

(xvii) make any dilutive issuance;

(xviii) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

(xix) cause or authorize any subsidiary of the Company to engage in any of the foregoing actions.

     Notwithstanding the foregoing, after such time as the SBC Condition (as defined below) is satisfied, no such approval of the majority holders of the Company’s Series A Preferred Stock shall generally be required with respect to subparagraphs (i) — (xiii), and (xviii) — (xix) if such action is approved by the affirmative vote of at least two-thirds of the Company’s Board of Directors.

Extension of Service Vehicle Contract With SBC

     On October 8, 2004, the term of the Company’s Service Vehicle Contract with the SBC companies was extended through December 31, 2005. The SBC Service Vehicle Contract does not require SBC to maintain a minimum number of mobile units activated for service during the remaining term of the contract. However, if the number of mobile units activated for service falls below 13,140 mobile units, the Company and SBC are required to negotiate an adjustment to the service rates for transmission and maintenance/repair based upon the lesser number of units in service. If SBC and the Company are unable to reach agreement on the adjusted rates within 30 days, the Company may terminate the SBC Service Vehicle Contract immediately upon written notice. If SBC fails to maintain the minimum 13,140 mobile units activated for service, there can be no assurances that the Company and SBC will be able to reach agreement on adjustment of contract rates.

     In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC and would begin implementation mid-year 2005. Accordingly, the Company does not believe that the service term of the SBC Service Vehicle Contract will be extended beyond December 31, 2005. As the SBC Companies transition to another vehicle tracking solution, the Company expects that SBC will begin deactivating the Company’s mobile units beginning mid-year 2005. Currently, the Company receives approximately $890,000 in monthly revenues from SBC representing approximately 55% of the total monthly revenues of the Company. It is anticipated that SBC will begin deactivating units beginning in April of 2005 and complete the deactivations by December 31, 2005.

     Since SBC has selected an alternate vendor to supply its next generation product, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company.

     If the SBC Companies deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, the amount of capital required by the Company to sustain operations will significantly increase. Currently, management believes that should the required funding be obtained, it will be raised through the issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of the Company’s new AVL products are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

     The Company has recently announced the availability of its new AVL products that should form the basis of revenue for the Company for future periods. The Company believes that the new products are state-of-the-art and provide industry-leading features and functionality. In addition, the Company believes the new product design expands the potential market in which the Company may pursue. The Company expects to complete a full commercial launch of its new products in the first quarter of 2005. As the revenues from the SBC Contract steadily decline in 2005, the Company’s future revenues will be solely dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

Additional Restricted Stock Grants to Management

     Subsequent to August 31, 2004, the Company granted 75,000 restricted shares of common stock to a senior executive, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited condensed quarterly results of operations for the Reorganized Company and Predecessor Company are presented below (in thousands, except per share amounts). Due to the change in fiscal year end, results for the short two-month period ending August 31, 2002 are also presented below.

					Reorganized
	Predecessor Company				Company
				One Month	Two Month
	First	Second	Third	Ended June 30,	Period Ended
2004	Quarter	Quarter	Quarter (a)	2004 (b)	August 31, 2004
Total revenues	$6,817	$5,967	$5,274	$1,927	$3,222
Gross profit	2,858	3,027	2,842	783	1,716
Operating loss (exlcuding reorganization items)	(2,845)	(1,079)	(29,873)	(281)	(405)
Net loss	(3,280)	(1,346)	(31,630)	19,018	(541)
Basic and diluted income (loss) per share	$(0.34)	$(0.14)	$(3.27)	$1.97	$(0.08)
Weighted average shares outstanding:
Basic and diluted	9,670	9,671	9,672	9,672	6,505

(a)	Net loss for the third quarter ending May 31, 2004 included a $28.8 million impairment loss on the write down of the VMI license right.

(b)	Net income for the one-month period ended June 30, 2004 includes several items related to the Company’s emergence from bankruptcy including a $20.3 million fresh start accounting adjustment to reflect assets and liabilities at fair value.

	Predecessor Company
	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$13,629	$12,045	$10,892	$8,346
Gross profit	5,595	5,200	4,584	3,201
Operating loss	(3,956)	(3,880)	(2,739)	(3,349)
Net loss	(4,473)	(4,404)	(3,228)	(3,915)
Basic and diluted loss per share	$(0.46)	$(0.46)	$(0.33)	$(0.40)
Weighted average shares outstanding:
Basic and diluted	9,670	9,670	9,670	9,670

	Predecessor Company
			Two Months
	First	Second	Ending
2002	Quarter	Quarter	August 31,
Total revenues	$14,982	$15,621	$11,353
Gross profit	6,520	6,093	3,879
Operating loss	(3,991)	(3,098)	(2,530)
Loss before income tax benefit	(4,425)	(3,515)	(2,816)
Income tax benefit	—	—	978
Net loss	(4,425)	(3,515)	(1,838)
Basic and diluted loss per share	$(0.46)	$(0.36)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	9,611	9,666	9,670

	Predecessor Company
	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter
Total revenues	$22,436	$17,212	$19,472	$18,360
Gross profit	7,640	4,475	6,646	1,888
Operating loss	(2,423)	(5,874)	(1,996)	(7,503)
Net (loss) income	(5,582)	50,762	(2,406)	(7,963)
Basic and diluted (loss) income per share	$(5.51)	$25.77	$(0.25)	$(0.83)
Weighted average shares outstanding:
Basic and diluted	1,013	1,970	9,611	9,609

Report of Independent Registered Public Accounting Firm

Board of Directors
Remote Dynamics, Inc.
Richardson, Texas

The audits referred to in our report dated October 30, 2004 relating to the consolidated financial statements of Remote Dynamics, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Dallas, Texas
October 30, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Minorplanet Systems USA, Inc.
Dallas, Texas

We have audited the consolidated financial statements of Minorplanet Systems USA, Inc. (the “Company”) as of August 31, 2003 and 2002, and for the year ended August 31, 2003 and the eight month period ended August 31, 2002, and have issued our report thereon dated November 7, 2003 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the Company’s ability to continue as a going concern, the adoption of SFAS No. 145, and the application of procedures relating to certain reclassifications and disclosures of financial statement amounts related to the 2001 and 2000 financial statements that were audited by other auditors who have ceased operations); such financial statements and report are included in the Annual Report on Form 10K. Our audit also included the 2003 and 2002 financial statement schedule of Minorplanet Systems USA, Inc. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2003 and 2002 financial statement schedule, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedule for the years ended December 31, 2001 and 2000 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated March 15, 2002, that such 2001 and 2000 financial statement schedule, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole (prior to the reclassifications and disclosures referred to above), presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
November 7, 2003

REPORT OF PREVIOUS INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

THE FOLLOWING REPORT OF ARTHUR ANDERSEN, LLP (“ANDERSEN”) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON MARCH 15, 2002 AND SUCH REPORT HAS NOT BEEN REISSUED BY ANDERSEN. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02 (E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT FOR STOCKHOLDERS TO SEEK REMEDIES AGAINST ANDERSEN AND STOCKHOLDERS ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED OR UNAVAILABLE.

To the Board of Directors and Stockholders of
@Track Communications, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in @Track Communication’s annual report to stockholders in this Form 10-K and have issued our report thereon dated March 15, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
March 15, 2002

SCHEDULE II

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

($ in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period
Predecessor Company
Year ended December 31, 2001
Allowance for doubtful accounts
Accounts receivable	7,305	1,056	(4,807)	3,554
Warranty reserve	1,469	1,406	(2,249)	626
Provision for settlement of litigation	—	2,100	(519)	1,581
Valuation allowance against deferred tax asset	67,256	8,458	(19,804)	55,910
Eight months ended August 31, 2002
Allowance for doubtful accounts
Accounts receivable	3,554	155	(866)	2,843
Allowance for doubtful accounts
Lease payment receivables	—	648	(459)	189
Warranty reserve	626	660	(795)	491
Provision for settlement of litigation	1,581	100		1,681
Valuation allowance against deferred tax asset	55,910	3,635	(839)	58,706
Year ended August 31, 2003
Allowance for doubtful accounts
Accounts receivable	2,843	234	(2,831)	246
Allowance for doubtful accounts
Lease receivables	189	1,144	(881)	452
Warranty reserve	491	196	(173)	514
Provision for settlement of litigation	1,681	—	—	1,681
Valuation allowance against deferred tax asset	58,706	5,394	—	64,100
Ten months ended June 30, 2004
Allowance for doubtful accounts
Accounts receivable	246	352	(377)	221
Allowance for doubtful accounts
Lease receivables	452	594	(671)	375
Warranty reserve	514	118	(198)	434
Provision for settlement of litigation	1,681	—	(1,681)	—
Valuation allowance against deferred tax asset	64,100	6,638		70,738
Reorganized Company
Two months ended August 31, 2004
Allowance for doubtful accounts
Accounts receivable	221	35	(94)	162
Allowance for doubtful accounts
Lease receivables	375	50	(68)	357
Warranty reserve	434	9	(68)	375
Valuation allowance against deferred tax asset	70,738	182		70,920

S-4