Form 10-K/A
period 2004-08-31
Remote Dynamics Inc
filed 2004-12-23
CIK 944400

UNITED STATES
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

The number of shares outstanding of Registrant’s Common Stock was 6,866,095 as of December 15, 2004.

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

i

Remote Dynamics, Inc.

FORM 10-K/A
Amendment No. 1
For the Fiscal Year Ended August 31, 2004

INDEX

Page
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	1
ITEM 11. EXECUTIVE COMPENSATION	7
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	13
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	15
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES	17
Certification of Dennis R. Casey Pursuant to Section 302
Certification of W. Michael Smith Pursuant to Section 302
Certification of Dennis R. Casey Pursuant to Section 906
Certification of W. Michael Smith Pursuant to Section 906

ii

     Remote Dynamics, Inc., a Delaware Corporation formerly known as Minorplanet Systems USA, Inc. (the “Company” or “Remote Dynamics”) is filing this Amendment No. 1 to its annual report for the fiscal year ended August 31, 2004, that was filed with the Securities and Exchange Commission on November 18, 2004 for the sole purpose of adding the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K in accordance with General Instruction G(3) to Form 10-K.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISRANT

          Organization of the Board of Directors and Meetings

     Pursuant to the Company’s Third Amended and Restated Bylaws, the Company’s Board of Directors shall consist of seven board members. As one board seat remains vacant, the Company’s Board of Directors presently consists of six board members: Gerry C. Quinn, Matthew Petzold, Thomas Honeycutt, Gregg Pritchard, Stephen CuUnjieng and Dennis R. Casey. Mr. Quinn was elected at the 2003 annual meeting of stockholders. Mr. Pritchard was appointed to the Company’s Board of Directors effective July 2, 2004 as per the Company’s Third Amended Joint Plan of Reorganization (“Reorganization Plan”) which was confirmed by the United State Bankruptcy Court for the Northern District of Texas on June 29, 2004. On July 13, 2004, the Company’s Board of Directors elected Messrs. Casey and CuUnjieng to the Company’s Board of Directors to fill a board seat vacancy. On July 29, 2004, the Company’s Board of Directors elected Mr. Honeycutt to the Company’s Board of Directors to fill a board seat vacancy. On August 6, 2004, the Company’s Board of Directors elected Mr. Petzold to the Company’s Board of Directors to fill a board seat vacancy.

     Pursuant to the Company’s Reorganization Plan, John Stupka and Michael Beverley resigned as directors effective July 2, 2004. Effective July 29, 2004, Lloyd Miller, Mair Faibish and Alan Howe resigned their positions as members of the Company’s Board of Directors. Messrs. Miller, Faibish and Howe had been previously elected to the Company’s Board of Directors in connection with the Company’s Reorganization Plan effective July 2, 2004. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

     On October 1, 2004, the Company sold 5,000 shares of its Series A Preferred Stock to a private investor pursuant to that certain Securities Purchase Agreement, October 1, 2004. The holder of a majority of the Series A Preferred Stock has the right to appoint one representative to the Company’s Board of Directors and is entitled to designate one observer to the meetings of the Company’s Board of Directors and committees but has not yet exercised such rights.

     Audit Committee. The Board of Directors of the Company maintains a separately standing Audit Committee, composed of Messrs. Quinn, Petzold and Honeycutt. Messrs. Quinn, Honeycutt and Petzold each qualify as “independent”, as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee, with the assistance of the Company’s independent accountants, determines the adequacy of internal controls and other financial reporting matters, and reviews and recommends to the Board of Directors for approval all published financial statements. Pursuant to the Reorganization Plan, Messrs. Stupka and Beverley resigned as directors and Audit Committee members effective July 2, 2004.

     Audit Committee Financial Expert. The Company’s Board of Directors has determined that Matthew Petzold and Gerry Quinn, each a member of the audit committee of the Company’s Board of Directors, qualify as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Messrs. Quinn and Petzold also qualify as “independent”, as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

     Code of Ethics for Chief Executive Officer and Senior Financial Officers. The Company’s Board of Directors, on November 7, 2003, adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.1 filed in connection to this Annual Report on Form 10-K/A.

     No Changes in Procedures to Nominate Directors. There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.

     Remote Dynamics’ Directors and Executive Officers

Directors

     DENNIS R. CASEY — Director since July 13, 2004, President, Chief Executive Officer and Director (Principal Executive Officer) since January 30, 2004.

     Mr. Casey, age 69, currently serves and has served as President and Chief Executive Officer of the Company since January 30, 2004. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas – Dallas Division (“Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective July 2, 2004. Mr. Casey is also the founder and Chief Executive Officer of BaseCom Construction Inc., a private communications company, providing cable television, broadband internet access and telecommunications management to US Army lodging facilities serving in such role since 1997. Mr. Casey served for 24 years in various positions at GTE Corporation starting as a Staff Engineer in 1957 and ultimately serving as Vice President of Marketing for GTE Corporate Telephone Operations and for GTE Automatic Electric from 1976 to 1979. From 1980 through 1988, Mr. Casey served as Chief Executive Officer and Chairman of the Board of Telesphere International, a long distance reseller. Mr. Casey earned a Bachelor of Science degree in Finance New York University

     STEPHEN CUUNJIENG — Director since July 13, 2004 and Director of Strategic Finance since January 30, 2004.

     Mr. CuUnjieng, age 45, has served as Director of Strategic Finance for the Company since January 30, 2004. Mr. CuUnjieng also currently serves as President and Chief Operating Officer of HFS Capital LLC. Prior to that, Mr. CuUnjieng served as Managing Director at Merrill Lynch from 1996 to 2000 where he was head of power and energy investment banking for Asia and investment banking country head for the Philippines. From 1994 to 1996, Mr. CuUnjieng served as a Director at Salomon Brothers. In 1993, Mr. CuUnjieng was a Director with Morgan Grenfell Asia. From 1990 to 1993, Mr. CuUnjieng served as Managing Director for the investment banking division of Morgan Grenfell, PCI Capital Corporation in the Philippines. Mr. CuUnjieng has a Masters in Business Administration from the Wharton School of Business of the University of Pennsylvania and a law degree (with honors) from Ateneo School of Law in the Philippines. Mr. CuUnjieng holds a NASD Series 7 license as well as a Series 63 License.

     THOMAS HONEYCUTT — Director since July 29, 2004.

     Mr. Honeycutt, Commander, U.S.N., ret., age 50, has served as Group Vice President of Resource Consultants, Inc. since 1997 responsible for three Divisions which provide supply chain and logistics consulting support to the U.S. Department of Defense including supervision of the “Should Cost” analysis supporting weapon systems acquisitions for the Army, Navy, Air Force and Defense Logistics Agency, the administration of the Integrated Undersea Surveillance Systems Logistic Support Center for the U.S. Navy submarine program and the U.S. Navy’s Pollution Prevention and HAZMAT Minimization contracts. Prior to this position, Mr. Honeycutt.has held numerous positions with the United States Navy including serving as Deputy Director for Contracts, Tactical Aircraft and Cruise Missile Departments, Naval Air Systems Command from 1993 through 1996 supervising 12 teams responsible for planning, negotiating and administering contracts in excess of $22 billion for all tactical aircraft weapons systems procured by the U.S. Naval Air Systems Command. Mr. Honeycutt then served as Deputy Director, Integrated Weapons Support Team, Naval Control Point from 1996 through 1997 directing 13 business units in logistics planning for a 415,000 line item inventory valued at $17.6 billion in support of worldwide U.S. Navy aircraft and air launched cruise missile systems.

     MATTHEW PETZOLD — Director since August 6, 2004.

     Mr. Petzold, age 39, has served as Chief Financial Officer of Verestar, Inc., a $250 million satellite services provider, since 2001 directing the Finance, Legal and Human Resource Departments. Verestar, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on December 12, 2003. Verestar, Inc. currently remains in possession of its assets and operating as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court. From 2000 through 2001, Mr. Petzold served as the Chief Financial Officer of MediaCenters, Inc, a metro communications provider. Mr. Petzold served as Chief Financial Officer of UUNET from 1998 through 2000, the world’s largest internet service provider with annual sales in excess of $4 billion supervising a finance staff in excess of 300 persons with operations in 29 countries on five continents. From 1995 through 1998, Mr. Petzold served as Controller for UUNET. Mr. Petzold earned a B.A. in Management/Accounting from Gettysburg College and is a Certified Public Accountant (Maryland).

     GREGG PRITCHARD — Director since July 2, 2004.

     Mr. Pritchard, age 53, has served as bankruptcy trustee/interim CEO for over 18 years including serving as Trustee for the D.I.C. Creditors Trust from April 2004 to present, AMRESCO Liquidating Trust from August, 2002 to present and Amre Liquidating Trust from July 1997 through December 2000. Mr. Pritchard has also served as a financial consultant providing services to various public and private companies including Beal Capital Markets, Inc. in the Adelphia Business Solutions bankruptcy case and Sunrise Capital Partners in the American Pad and Paper LLC bankruptcy case. Mr. Pritchard earned his B.S. degree from Abilene Christian University in 1974.

     GERRY C. QUINN — Director since June 22, 1995.

     Mr. Quinn, age 55, served as President of The Eighteen Wheeler Corporation and The F.B.R. Eighteen Corporation, both of which were affiliates of Remote Dynamics, from April 1992 until February 1994. Mr. Quinn has served as President of The Erin Mills Investment Corporation, since July 1989, a venture capital and investment company and stockholder of Remote Dynamics since September 1989. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently, Mr. Quinn is also a director of MotorVac Technologies, Inc.

Executive Officers

     Except as disclosed under “Employment Agreements” below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

     DAVID H. BAGLEY – Senior Vice President of Networks & Engineering.

     Mr. Bagley, age 50, joined Remote Dynamics in October 1992 as Director of Field Services and has since held several senior management positions which utilized his 27 years of telecommunications experience prior to assuming his current role of Senior Vice President Network & Engineering in September of 2004. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective July 2, 2004. Before joining Remote Dynamics, Mr. Bagley served as Vice President, South Central Division at Comstock Communications from 1987 to 1992. From 1973 to 1987, Mr. Bagley held various operational and technical management positions at Southwestern Bell Telecom, United Technologies Communications Company and General Dynamics Communications Company.

     J. RAYMOND BILBAO – Senior Vice President, General Counsel and Secretary.

     Mr. Bilbao, age 38, was initially employed by Remote Dynamics in June 1997 as Associate General Counsel. He served in that position until February 1999, when he was promoted to General Counsel and Secretary. Mr. Bilbao assumed his current role of Senior Vice President, General Counsel and Secretary in June of 2001 being primarily responsible for all legal and human resources matters. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective July 2, 2004. From September 1996 to June 1997, Mr. Bilbao was a Senior Associate Attorney at Neligan & Averch, LLP, a Dallas-based law firm, where he represented technology clients in corporate and litigation matters. From September 1995 to September 1996, Mr. Bilbao was employed by Value-Added Communications, Inc., a Dallas-based telecommunications company, last serving as its Vice President and General Counsel. Mr. Bilbao also previously served as an associate attorney at the law firms of Haney & Tickner, P.C. and Renfro, Mack & Hudman, P.C. In 1992, Mr. Bilbao earned his Juris Doctor degree from St. Mary’s University in San Antonio, Texas, where he served as a writer for the St. Mary’s Law Journal. Mr. Bilbao is licensed to practice law in Texas and is admitted to practice before the United States District Court for the Northern District of Texas.

     DENNIS R. CASEY – President, Chief Executive Officer and Director (Principal Executive Officer).

     See above.

     ROBERT GRAY – Chief Accounting Officer.

     Mr. Gray, age 39, joined Remote Dynamics in November 2001 as Director of Accounting and Controller, where he managed all accounting and related financial operations, and served in that position until June 2003 when he was promoted to Chief Accounting Officer. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective July 2, 2004. Previously, Mr. Gray served as Director of Finance for Winfirst, a broadband telecommunications company, from June through October 2001. Mr. Gray was employed by Akili Systems Group, a Dallas-based systems integration company, where he served as Controller from 1998 to 2001. He also served in several accounting positions with AT&T Wireless Services including Assistant Controller for the southwest region from 1996 to 1998. Prior to his employment at AT&T Wireless Services, Mr. Gray practiced public accounting for KPMG Peat Marwick serving as a staff auditor. Mr. Gray earned a Bachelor of Business Administration in Accounting at Southern Methodist University and is a Certified Public Accountant.

     ROBERT J. LAMBERT, JR. — Vice President of Information Technology.

     Mr. Lambert, age 46, was originally employed by Remote Dynamics as Director of Information Systems in September 1997. Mr. Lambert transitioned into the role of Director of Revenue Assurance and Billing, using his 20 years of information systems and operations experience to successfully manage the billing and collection operations for Remote Dynamics’ entire customer base prior to assuming his current role as Vice President of Information Technology. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan and the Company emerged from bankruptcy effective July 2, 2004. From 1995 to 1997, Mr. Lambert served as Director of Retail Operations for CellStar, where he was responsible for the financial and operational focus of the $100+ million organization. From 1986 to 1995, he was employed at KPMG Peat Marwick as a Senior Consulting Manager.

     JOSEPH W. POLLARD – Senior Vice President- Sales & Marketing.

     Mr. Pollard, age 48, was employed by Remote Dynamics as Senior Vice President – Sales and Marketing on July 26, 2004. Mr. Pollard has spent 25 years in the computer technology field working with various start-up companies. From 2002 to 2004, Mr. Pollard served as Chief Executive Officer of Permeo Technologies, a privately held software security firm focused on solving the security issues for remote user access in global 1000 companies. Prior to Permeo, Mr. Pollard held positions of Executive Vice President and Vice President of worldwide sales for Metasolv Software, Inc., during his tenure from February 1997 to May 2002. MetaSolv Software designs and develops Operational Support Systems (OSS) for the telecommunications industry. From July 1992 to February 1997, Mr. Pollard held Director level sales position for both International and North American geographies for Tivoli Systems, a provider of systems management software. Prior to Tivoli Mr. Pollard held various sales positions for Visual Information Technologies, a provider of commercial image processing systems and Apollo Computers, a manufacturer of Unix based workstations, and Digital Equipment Corporation. Mr. Pollard graduated from the University of Memphis with a B.S. degree in Engineering Technology.

     W. MICHAEL SMITH – Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Accounting and Principal Financial Officer).

     Mr. Smith, age 39, originally joined Remote Dynamics in November 1998 as Executive Vice President, Chief Financial Officer and Treasurer serving in such position until June 2003 when he was promoted to Chief Operating Officer retaining his Executive Vice President and Treasurer responsibilities but relinquishing his Chief Financial Officer responsibilities. On January 30, 2004, Mr. Smith reassumed his role as Chief Financial Officer as well as retaining his positions as Executive Vice President, Chief Operating Officer and Treasurer. On February 2, 2004, the Company and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. On June 29, 2004, the Bankruptcy Court confirmed the Company’s Reorganization Plan which was effective July 2, 2004. Previously, Mr. Smith served as Vice President of Finance and Chief Financial Officer for TPN, Inc., a provider of digital satellite programming from 1997 to 1998. Mr. Smith was employed by AT&T Wireless Services from 1994 to 1997, where he served as Director of Financial Planning and Control from 1994 to 1996 and as Director of Finance and Controller from 1996 to 1997. Prior to his employment at AT&T Wireless, Mr. Smith practiced public accounting for Arthur Anderson & Co., last serving as a financial consultant and audit manager primarily representing high technology clients. Mr. Smith earned a Masters in Accounting at the University of North Texas and is a Certified Public Accountant.

     There are no family relationships among the directors and executive officers of Remote Dynamics.

Indemnification of Directors and Officers

     Remote Dynamics indemnifies each person who is or was a director, officer, employee or agent of Remote Dynamics, or serves at Remote Dynamics’ request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, judgments, fines and amounts incurred in that capacity.

     Remote Dynamics will indemnify only for actions taken:

•	in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of Remote Dynamics; or

•	with respect to criminal proceedings, not unlawful.

     Remote Dynamics will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. Remote Dynamics’ bylaws specifically provide that the indemnification rights granted thereunder are nonexclusive. In accordance with Remote Dynamics’ bylaws, Remote Dynamics has purchased insurance on behalf of its directors and officers in amounts it believes to be reasonable.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Remote Dynamics’ directors and executive officers, and persons who own more than ten percent of a registered class of Remote Dynamics’ equity securities to file with the SEC initial statements of beneficial ownership of securities and subsequent changes in beneficial ownership. Remote Dynamics’ officers, directors and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish Remote Dynamics with copies of all Section 16(a) forms they file.

     To Remote Dynamics’ knowledge, based solely on a review of the copies of such reports furnished to Remote Dynamics and written representations that no Form 5 reports were required, all of its officers, directors and beneficial owners of more than ten percent of the Company’s common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended August 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

     Standard Arrangements. The board of directors has the authority to fix the compensation of directors. Remote Dynamics’ bylaws provide that directors may be reimbursed for reasonable expenses for their services to Remote Dynamics, and may be paid either a fixed sum for attendance at each board of directors meeting or a stated annual director fee. Remote Dynamics also reimburses its directors for travel expenses. In addition, Remote Dynamics provides its non-employee directors with a standard annual director’s fee of $30,000 paid monthly and prorated for partial year service with the exception of Mr. Beverley whose annual director’s fee was set at $60,000.

     On June 22, 1998, Remote Dynamics granted John Stupka non-qualified options to purchase 760 shares of common stock at an exercise price of $2.50 per share (not adjusted for December 3, 2003 1-for-5 reverse stock split). These options were not granted under Remote Dynamics’ 1994 stock option plan, and therefore, unlike options granted under the 1994 stock option plan, such options were not registered under the Securities Act of 1933, as amended. On January 31, 2003, Minorplanet granted John Stupka nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share (not adjusted for December 3, 2003 1-for-5 reverse stock split). On January 31, 2003, Minorplanet granted Gerry Quinn nonqualified options to purchase 100,000 shares of common stock at an exercise price of $0.80 per share (not adjusted for December 3, 2003 1-for-5 reverse stock split). On January 31, 2003, Minorplanet granted Michael Beverley nonqualified options to purchase 200,000 shares of common stock at an exercise price of $0.80 per share (not adjusted for December 3, 2003 1-for-5 reverse stock split). All options granted to Messrs. Quinn, Stupka and Beverley on January 31, 2003 were extinguished pursuant to the Company Reorganization Plan effective July 2, 2004.

Compensation of Certain Executive Officers

Summary Compensation Table

     The following is a table describing compensation awarded, paid to or earned, for the last two full fiscal years, the eight month transition period beginning January 1, 2002 and ended August 31, 2002 and the fiscal year ended December 31, 2001, by Remote Dynamics to: (a) our President and Chief Executive Officer and (b) four other four most highly compensated executive officers during fiscal year ended August 31, 2004. Some of the persons named below are employed by Remote Dynamics under an employment agreement. Those agreements are described on pages 8-11.

							Long Term
							Compensation
			Annual Compensation				Awards
							Securities
					Other Annual		Underlying
Name and			Salary	Bonus	Compensation		Options/
Principal Position	Year		(Dollars)	(Dollars)	(Dollars)		SARs (shares)
Dennis R. Casey (2)	2004		121,311	25,000	73,500	(3)	—
President and Chief Executive Officer	2003		—	—	—		—
for Remote Dynamics (Principal	2002	*	—	—	—		—
Executive Officer)	2001		—	—	—		—
W. Michael Smith	2004		182,107	—	49,000	(4)	—
Executive Vice President, Chief	2003		178,600	—	—		—
Operating Officer and Treasurer for	2002	*	119,066	—	—		—
Remote Dynamics (Principal	2001		170,100	39,800	—		485,120 (1)
Accounting and Financial Officer)
J. Raymond Bilbao	2004		182,019	—	49,000	(5)	—
Senior Vice President, General	2003		178,500	—	—		—
Counsel and Secretary for Remote	2002	*	119,000	—	—		—
Dynamics	2001		163,377	40,200	—		495,840 (1)
Robert Lambert	2004		138,364	—	—		—
Vice President Information	2003		134,334	—	—		—
Technology for Remote Dynamics	2002	*	87,800	10,865	—		—
	2001		127,000	16,519	—		21,000 (1)
David Bagley	2004		128,800	—	—		—
Senior Vice President, Networks &	2003		128,800	—	—		—
Engineering for Remote Dynamics	2002	*	85,066	20,000	—		—
	2001		115,000	15,077	—		21,000 (1)

*	For the Eight Month Transition Period beginning January 1, 2002 and ended August 31, 2002.

(1)	These stock options were cancelled as per the Company’s Reorganization Plan effective July 2, 2004.

(2)	Mr. Casey became the Company’s President and Chief Executive Officer effective January 30, 2004.

(3)	As of August 31, 2004, Mr. Casey held 150,000 shares of restricted stock with a value of $157,500. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2004, none of the 150,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan (the “Incentive Plan”), if cash dividends are paid by the Company on shares of Common Stock, the Company shall credit to a bookkeeping account in the name of the Mr. Casey the amount of cash dividends payable on his shares of restricted stock. Mr. Casey’s dividend account associated with his or her shares of Restricted Stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the Incentive Plan for additional details regarding the vesting requirements.

(4)	As of August 31, 2004, Mr. Smith held 100,000 shares of restricted stock with a value of $105,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2004, none of the 100,000 restricted shares were vested. Pursuant to the Incentive Plan, if cash dividends are paid by the Company on shares of Common Stock, the Company shall credit to a bookkeeping account in the name of the Mr. Smith the amount of cash dividends payable on his shares of restricted stock. Mr. Smith’s dividend account associated with his shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the Incentive Plan for additional details regarding the vesting requirement.

(5)	As of August 31, 2004, Mr. Bilbao held 100,000 shares of restricted stock with a value of $105,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2004, none of the 100,000 restricted shares were vested. Pursuant to the Incentive Plan, if cash dividends are paid by the Company on shares of Common Stock, the Company shall credit to a bookkeeping account in the name of the Mr. Bilbao the amount of cash dividends payable on his shares of restricted stock. Mr. Bilbao’s dividend account associated with his shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the Incentive Plan for additional details regarding the vesting requirements.

2004 Restated Management Incentive Plan

     Pursuant to the Company’s Reorganization Plan, the Company implemented the 2004 Restated Management Incentive Plan (“Restricted Stock Plan”). Grants made pursuant to the Restricted Stock Plan vest as follows:

•	One third (1/3) of the restricted shares granted vest upon the execution by the Company of an agreement with the member companies of SBC Communications, Inc. for the retrofit of SBC’s fleet of service vehicles at the substantially similar volumes and profit margins as set forth in the May 20, 2004 Report to the Official Unsecured Creditors Committee;

•	One third (1/3) of the restricted shares granted vest upon the completion by the Company of three (3) consecutive fiscal quarters in which the Company achieved positive EBIDTA on or before January 2, 2007; and

•	One third (1/3) of the restricted shares granted vest upon the completion by the Company of four (4) consecutive fiscal quarters in which the Company achieved net income on or before July 2, 2007.

     The Company’s Board of Directors and its Compensation Committee intend to further the interests of the Company’s stockholders by tying a substantial portion of executive compensation to the market value of its common stock. Toward this end, the Company has designed its 2004 Restated Management Incentive Plan to support its ability to attract and retain qualified management and other personnel necessary for its success and progress.

     Savings Plan. The Company has a 401(k) Retirement Investment Profit-Sharing Plan that covers all of its employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each year is $13,000, the maximum amount permitted under the Internal Revenue Code of 1986, as amended. The Company matches 50% of an employee’s contribution to the 401(k) Plan up to 6% of pre-tax earnings for a total potential matching contribution of 3% of the employee’s pre-tax earnings.

Employment Agreements

     The Company has current employment agreements with each of the following officers:

•	David Bagley;

•	Dennis R. Casey;

•	J. Raymond Bilbao;

•	Joseph W. Pollard; and

•	W. Michael Smith.

     The terms of these employment agreements generally provide that such executive officer is eligible to participate in the incentive bonus plan for executive officers. In addition, the employment agreements prohibit the executive officers from competing with the Company during the term of their employment and for twelve months after their employment is terminated.

     Upon the termination of executive office’s employment under the employment agreement prior to the expiration of the initial two year term for any reason, such executive officer shall be entitled to:

•	the salary earned by the executive officer before the effective date of termination hereof (including salary payable during any applicable notice period), prorated on the basis of the number of full days of service rendered by the executive officer during the salary payment period to the effective date of termination;

•	any accrued, but unpaid, vacation benefits;

•	the percentage of bonus compensation earned by the executive officer prior to the effective date of the termination based upon targets achieved prior to the effective date of termination;

•	any previously authorized but unreimbursed business expenses;

     In the event of a termination for a reason other than cause by the Company or termination for Good Reason (as defined below) by the executive officer within six (6) months prior to or within two (2) years subsequent to a Change in Control (as defined below), in addition to the compensation and benefits the employment agreement provides upon a termination for any reason, the Company shall provide the executive officer with:

•	a cash payment equal to twelve months of base salary for the executive officer;

•	continued medical insurance benefits at the Company’s expense for a period of twelve months;

•	acceleration of vesting of restricted stock grants.

•	Specifically, in the event that (i) the Company terminates the employment relationship with the executive officer for a reason other than cause or due to the executive officer’s death (other than by suicide) or permanent disability; or (ii) the executive officer terminates his employment relationship with the Company for Good Reason following a Change in Control, then in addition to any other compensation and benefits due to the executive officer under the employment agreement, all restricted shares previously vested at the time of termination shall be retained by the executive officer, and fifty percent (50%) of the restricted shares not yet vested at the time of termination shall vest as of the date of termination; provided that, if it is no longer possible to earn such unvested restricted shares, then the executive officer shall not be entitled to receive fifty percent (50%) of the restricted shares that are no longer possible to become vested.

     Following expiration of the initial two (2) year term, the severance payments due to the executive officer upon termination for a reason other than cause by the Company or termination for Good Reason by the executive officer is reduced by 1/12 for every two (2) months of employment subsequent to the expiration of the initial two (2) year term; provided, however, that under no circumstances shall the severance payment be reduced below six (6) months of base salary.

     The employment agreements define Good Reason as:

•	the reduction of the employee’s job title, position or responsibilities without the executive officer’s prior written consent;

•	the change of the location where the executive officer is based to a location which is more than fifty (50) miles from his present location without the executive officer’s prior written consent; or

•	the reduction of the executive officer’s annual salary and bonus by more than 10% from the sum of the higher rate of the executive officer’s actual annual salary and bonus in effect within two years immediately preceding the Change of Control.

     The employment agreements define Change in Control as:

•	the subsequent acquisition by any person or group of 35% or more of the Company’s securities;

•	during any two year period, the members of the Board of Directors at the beginning of the period cease to constitute a majority of the Board of Directors unless the election or nomination of new directors by the stockholders was approved by 2/3 of directors still in office who were either directors at the beginning of the period or whose election or nomination for election was previously so approved;

•	a merger of the Company; other than a merger in which the stockholders of the Company maintain more than 80% of the voting control in the surviving entity or a merger effected as part of a recapitalization of the Company in which no person acquires more than 35% of the voting securities then outstanding; and/or

•	the approval by the stockholders of the complete liquidation of the Company or the sale of substantially all of the assets of the Company.

     The following paragraphs present additional details of the individual employment agreements with each officer.

     Dennis R. Casey. The agreement with Mr. Casey provides for Mr. Casey’s employment as President and Chief Executive Officer of Remote Dynamics for an initial two year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Casey is paid an annual base salary of $225,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Casey with a grant of 150,000 shares of restricted stock governed by the Company’s Restricted Stock Plan.

     W. Michael Smith. The agreement with Mr. Smith provides for Mr. Smith’s employment as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of Remote Dynamics for an initial two year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $200,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Smith with a grant of 100,000 shares of restricted stock governed by the Company’s Restricted Stock Plan.

     J. Raymond Bilbao. The agreement with Mr. Bilbao provides for Mr. Bilbao’s employment as Senior Vice President, General Counsel and Secretary of Remote Dynamics for an initial two year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Bilbao is paid an annual base salary of $200,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Bilbao with a grant of 100,000 shares of restricted stock governed by the Company’s Restricted Stock Plan.

     Joseph W. Pollard. The agreement with Mr. Pollard provides for Mr. Pollard’s employment as Senior Vice President – Sales and Marketing of Remote Dynamics for an initial two year term which expires on July 26, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Pollard is paid an annual base salary of $200,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Pollard with a grant of 100,000 shares of restricted stock governed by the Company’s Restricted Stock Plan.

     David Bagley. The agreement with Mr. Bagley provides for Mr. Bagley’s employment as Senior Vice President – Networks and Engineering of Remote Dynamics for an initial two year term which expires on September 17, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Bagley is paid an annual base salary of $141,700 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Bagley with a grant of 75,000 shares of restricted stock governed by the Company’s Restricted Stock Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the fiscal year ended August 31, 2004, the following Board members served on the Company’s Compensation Committee: Gerry Quinn, John Stupka, Michael Beverley, Lloyd Miller and Greg Pritchard. Pursuant to the Company’s Reorganization Plan, Messrs. Stupka and Beverley resigned as Directors effective July 2, 2004. Mr. Miller resigned as a Director on July 29, 2004. None of the persons who served on the Compensation Committee during the fiscal year ended August 31, 2004 were an officer or employee of, or former officer or employee of, Remote Dynamics or are employees of any entity for which an executive officer serves on the board of directors.

     During the fiscal year ended August 31, 2004, the Company’s Compensation Committee, reviewed and adjusted the salary structures of executive officers subject to employment agreements and executive officers who were not subject to employment agreements.

Equity Compensation Plan and Other

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

     On July 2, 2004, the Company granted 150,000 restricted shares of common stock to Dennis R. Casey, the Company’s President and Chief Executive Officer, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan. On July 2, 2004, the Company granted 100,000 restricted shares of common stock to J. Raymond Bilbao, the Company’s Senior Vice President, General Counsel & Secretary, pursuant to the Company’s Restated 2004 Management Incentive Plan. On July 2, 2004, the Company granted 100,000 restricted shares of common stock to W. Michael Smith, the Company’s Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, pursuant to the Company’s Restated 2004 Management Incentive Plan.

     On August 1, 2004, the Company granted 100,000 restricted shares of common stock to Joseph W. Pollard, the Company’s Senior Vice President – Sales & Marketing, pursuant to the Company’s Restated 2004 Management Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information, as of December 15, 2004, regarding beneficial ownership of our common stock and the percentage of total voting power held by:

•	each stockholder who is known by us to own more than five percent (5%) of our outstanding common stock;

•	each director;

•	each executive officer; and

•	all directors and executive officers as a group.

     Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

	Number of Shares of
	Common Stock	Percent of Class
	Beneficially	Beneficially
Name of Holder	Owned	Owned
Suntron Corporation	388,321	6.0%
2501 W. Grandview Rd. Phoenix, AZ 85023
Merced Partners	625,558	9.2%
601 Carlson Parkway, #200 Minnetonka, MN 55305
Minorplanet Systems PLC	894,682	13.1%
Greenwich House Sheepscar, Leeds LS4 2LE United Kingdom
Mackay Shields LLC	663,374	9.7%
9 West 57th Street New York, NY 10019
OTA, L.L.C.	563,400	8.2%
401 City Avenue, Suite 526 Bala Cynwyd, PA 19004
Gerry C. Quinn (Director)	0	0
Dennis R. Casey (Officer & Director) (1)	150,000	2.2%
Thomas Honeycutt (Director) (2)	19,241	*
Matthew Petzold (Director)	0	0
Gregg Pritchard (Director)	0	0
Stephen CuUnjieng (Director) (3)	413,793	5.7%
David H. Bagley (Officer)	75,000	1.1%
J. Raymond Bilbao (Officer) (1)	100,000	1.5%
Robert Gray (Officer)	24	*
Robert J. Lambert, Jr. (Officer)	0	0
W. Michael Smith (Officer) (1)	100,000	1.5%
Joseph W. Pollard (1)	100,000	1.5%
All directors and officers as a group (12 persons) (4)	958,058	13.2%

*	Less than 1%

(1)	These shares of common stock have been issued and registered in the name of this individual but the transfer of such shares of common stock is prohibited until certain performance objectives are achieved by the individual.

(2)	This individual presently owns 2,000 shares and is deemed to beneficially own an additional 17,241 shares issuable upon conversion of a convertible promissory note issued by Remote Dynamics.

(3)	This individual does not actually own any shares but is deemed to beneficially own an additional 413,793 shares issuable upon conversion of a convertible promissory note issued by Remote Dynamics.

(4)	All directors and executive officers (12 persons) collectively own 527,024 shares of common stock and are deemed to beneficially own an additional 431,034 shares issuable upon conversion of a convertible promissory note issued by Remote Dynamics.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VMI License Amendment & Repurchase Option

     On October 6, 2003, Minorplanet Systems PLC (“Minorplanet UK”) transferred 42.1 percent of the Company’s then outstanding common shares, beneficially owned by Minorplanet UK to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership of the Company’s common stock. Immediately following the share transfer, Erin Mills beneficially owned 46 percent of the Company’s outstanding common stock, while Minorplanet UK retained 19.9 percent of the Company’s outstanding common stock.

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

     In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:

•	Minorplanet UK irrevocably waived the approval rights, including the right to appoint members to the Company’s Board of Directors, as such rights were provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s second amended and restated bylaws;

•	Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which grants to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it had the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.

     On July 1, 2004, prior to the extinguishment of the Company’s existing common stock in accordance with the Reorganization Plan, the Company repurchased the 3.9 million shares (not adjusted for December 3, 2003 1-for-5 reverse stock split) of common stock from Erin Mills for a nominal sum. Following such repurchase and the July 2, 2004 Effective Date, Erin Mills owned 62,334 shares the Company’s common stock or less than 1% of the Company’s outstanding common shares.

VMI License Settlement

     On June 14, 2004, the Bankruptcy Court approved a settlement agreement with Minorplanet Limited, Minorplanet UK and the Company regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of this settlement agreement include the following:

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

     As part of the settlement, the Company also provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against either of them. Following the July 2, 2004 Effective Date, Minorplanet UK owned 894,682 shares of the Company’s common stock or approximately 13 percent of the Company’s outstanding common stock.

Exit Financing

     On June 24, 2004, the Company entered into a Second Amended Letter Agreement (the “Letter Agreement”) with HFS Minorplanet Funding LLC and other accredited investors which it represents (“HFS”), subject to bankruptcy court approval, for the provision of $1.575 million in exit financing to the Company in accordance with the Committee Settlement. On June 29, 2004, the Bankruptcy Court entered an order approving an exit credit facility to be provided by HFS to the Company in the amount of $1.575 million (the “Exit Financing”). On June 29, 2004, the Company and HFS closed on the Exit Financing. Upon funding, the Company agreed to issue a $1.575 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. HFS was required to provide the funding within 21 days of the June 29, 2004 closing

     On July 20, 2004, the Company amended the Exit Financing by entering into and consummating a Third Amended Letter Agreement (the “Third Amended Agreement”) with HFS increasing the amount of the financing from $1.575 million to $2.0 million issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent (the “Note”). Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds.

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

     Pursuant to the Third Amended Agreement, the Company’s Board of Directors must execute any documents or instruments or pass any corporate resolutions necessary to appoint to the Board of Directors of the Company one additional director designated by HFS (“Additional Designee”) unless such appointment would cause the Company to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 (the “SOX”) and the rules and regulations promulgated by the Securities and Exchange Commission pursuant to the SOX. This Additional Designee shall serve on the Company’s Board of Directors until the Note is repaid in cash or repaid by conversion to common stock.

     Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. Mr. CuUnjieng is deemed to beneficially own 431,034 shares of common stock issuable upon conversion of the HFS convertible promissory note.

Stock Repurchase

     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a director on the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896. A Special Committee of the Company’s Board of Directors composed of three directors with no personal interest in the repurchase transaction considered, negotiated and approved the repurchase transaction. Contemporaneous with the closing of the stock repurchase, Lloyd Miller, Alan Howe and Mair Faibish resigned from the Board of Directors of the Company. The treasury stock is reflected at cost on the Company’s Consolidated Balance Sheet at August 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP (“BDO”) to serve as the Company’s principal independent public accountant to audit the Company’s financial statements for the fiscal year ended August 31, 2004. Prior to March 15, 2004, the Company’s principal independent public accountant was Delloite & Touche LLP. Audit fees billed by the Company’s principal independent public accountant for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below. Audit-related fees, tax fees, and other fees for services billed by the Company’s principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Fiscal Year Ended August 31,
	2004	2003
Audit fees	$163,474	$176,682
Audit-related fees (a)	10,400	—
Tax fees (b)	10,000	—
All other fees (c)	16,700	91,150

     (a) Audit-related fees primarily include research services to validate certain accounting policies of the Company.

     (b) Tax fees include costs for the preparation of the Company’s corporate income tax return.

     (c) Other fees include billings for services provided for the audit of financial statements filed in the United Kingdom by the Company’s 100% owned subsidiary, Minorplanet Systems USA Limited, which was merged into the Company and ceased to exist as a separate entity as of the July 2, 2004 effective date of the Company’s Reorganization Plan.

     In accordance with the Audit Committee Charter of the Audit Committee of the Company (“Charter”), all audit and non-audit services to be provided by the Company’s principal accountant relating to the audit of the Company’s financial statements must be pre-approved by the Company’s Audit Committee. The Charter further provides that if the services to be rendered by the Company’s principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to its principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. All the services provided by the Company’s principal accountant during the fiscal year ended August 31, 2004 were pre-approved by the Audit Committee.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2004
REMOTE DYNAMICS, INC.

	By:	/s/ Dennis R. Casey

Dennis R. Casey
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dennis R. Casey	Chief Executive Officer and Director	December 22, 2004
(Principal Executive Officer)
Dennis R. Casey

/s/W. Michael Smith	Executive Vice President, Chief	December 22, 2004
Operating Officer, Chief Financial
W. Michael Smith	Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/Gregg Pritchard	Director	December 22, 2004

Gregg Pritchard

/s/Gerry C. Quinn	Director	December 22, 2004

Gerry C. Quinn

/s/Thomas Honeycutt	Director	December 22, 2004

Thomas Honeycutt

/s/Stephen CuUnjieng	Director	December 22, 2004

Stephen CuUnjieng

/s/Matthew Petzold	Director	December 22, 2004

Matthew Petzold

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

EXHIBIT
NUMBER		TITLE
10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26 , 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

11.0	-	Statement Regarding Computation of Per Share Earnings (26)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

21.1	-	Subsidiaries of Registrant (26)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive

EXHIBIT
NUMBER		TITLE
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 13, 2004

26.	Filed in connection with the Company’s Annual Report on Form 10-K with SEC on November 18, 2004.

27.	Filed Herewith.