Form 10-Q
period 2004-11-30
Remote Dynamics Inc
filed 2005-01-12
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS;

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of January 12, 2005

Common Stock, $.01 par value	6,866,095

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

EXHIBITS:

EX – 11.0 Statement Regarding Computation of EPS
EX – 31.1 Certification Pursuant to Section 302
EX – 31.2 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906
EX – 32.2 Certification Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	November 30,	August 31,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,306	$1,312
Restricted cash	239	439
Accounts receivable, net	3,214	2,700
Inventories	835	674
Deferred product costs - current portion	877	980
Other current assets	971	987

Total current assets	9,442	7,092
Property and equipment, net	4,296	4,283
Deferred product costs - non-current portion	879	1,085
Goodwill	19,724	19,724
License right, net	1,101	1,207
Other intangibles, net	881	1,085
Lease receivables and other assets, net	1,151	1,280

Total assets	$37,474	$35,756

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,674	$2,167
Deferred product revenues - current portion	2,189	2,374
Accrued expenses and other current liabilities	4,052	5,335

Total current liabilities	7,915	9,876
Deferred product revenues - non-current portion	2,639	3,174
Note payable - HFS	2,000	2,000
Other notes payable	667	741
Other non-current liabilities	385	466

Total liabilities	13,606	16,257

Redeemable preferred stock - Series A	3,542	—

Stockholders’ equity:
Common stock	78	75
Treasury stock	(1,860)	(1,860)
Additional paid-in capital	24,293	22,297
Deferred stock compensation	(446)	(472)
Accumulated deficit	(1,739)	(541)

Total stockholders’ equity	20,326	19,499

Total liabilities, redeemable preferred stock and stockholders’ equity	$37,474	$35,756

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Reorganized	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	November 30,	November 30,
	2004	2003
Revenues:
Product	$249	$319
Ratable product	781	1,412
Service	3,494	5,086

Total revenues	4,524	6,817

Cost of revenues:
Product	194	389
Ratable product	337	717
Service	1,769	2,853

Total cost of revenues	2,300	3,959

Gross profit	2,224	2,858

Expenses:
General and administrative	1,368	2,100
Customer service	421	882
Sales and marketing	448	1,141
Engineering	321	442
Depreciation and amortization	644	1,138

	3,202	5,703

Operating loss	(978)	(2,845)

Interest income	76	114
Interest expense	(82)	(531)
Other expense	(101)	(18)

Loss before reorganization items	(1,085)	(3,280)
Reorganization items	(46)	—

Net loss	(1,131)	(3,280)

Preferred stock dividend	(67)	—

Net loss attributable to common shareholders	$(1,198)	$(3,280)

Basic and diluted loss per common share	$(0.19)	$(0.34)

Weighted average number of shares outstanding:
Basic and diluted	6,241	9,670

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,131)	$(3,280)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	334	484
Amortization of license rights	310	654
Amortization of discount on notes payable	—	15
Provision for bad debts	72	265
Amortization of deferred service revenues	(19)	(117)
Loss on equipment retired or sold	18	22
Non-cash expense on repricing of warrants	85	—
Changes in operating assets and liabilities:
Decrease in restricted cash	200	—
(Increase) decrease in accounts receivable	(542)	883
(Increase) decrease in inventory	(161)	644
Decrease in deferred product costs	309	397
Decrease in lease receivables and other assets	212	108
Decrease in accounts payable	(493)	(709)
Decrease in deferred product revenues	(720)	(434)
Decrease in accrued expenses and other liabilities	(545)	(1,362)

Net cash used in operating activities	(2,071)	(2,430)

Cash flows from investing activities:
Additions to property and equipment	(349)	(86)

Net cash used in investing activities	(349)	(86)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Dividend paid on preferred stock	(67)	—
Payments on capital leases	(170)	(42)

Net cash (used in ) provided by financing activities	4,414	(42)

Increase (decrease) in cash and cash equivalents	1,994	(2,558)
Cash and cash equivalents, beginning of period	1,312	5,105

Cash and cash equivalents, end of period	$3,306	$2,547

Supplemental cash flow information:
Interest paid	$81	$991

Non-cash investing and financing activities:
Conversion of related party liability to capital contribution	$—	$1,760

Purchases of assets through capital leases and other note payables	$199	$63

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total

Stockholders’ equity at August 31, 2004	7,450,000	$75	$22,297	$(472)	929,948	$(1,860)	$(541)	$19,499
Issuance of common stock under plan of reorganization	271,043	2	901					903
Issuance of warrants in connection with Series A preferred stock offering			1,037					1,037
Issuance of Series A preferred stock dividend							(67)	(67)
Repricing of warrants			85					85
Issuance of restricted stock	75,000	1	67	(68)				—
Change in deferred stock compensation			(94)	94				—
Net loss							(1,131)	(1,131)

Stockholders’ equity at November 30, 2004	7,796,043	$78	$24,293	$(446)	929,948	$(1,860)	$(1,739)	$20,326

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1. Business Overview, Reorganization and Going Concern

Business Overview

          Remote Dynamics, Inc., a Delaware corporation (the “Company”) markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Management believes the growth potential for AVL and mobile resource management solutions is significant. The Company estimates that there are currently approximately 21 million commercial fleet vehicles in operation in the United States and only one million AVL units are installed. Of the one million currently installed units, most are used on the long haul trucking and public transit segments, which the Company estimates are 30% -50% penetrated. Based on research conducted by the Company, management believes the market for AVL products may grow approximately 20% per year over the next three years.

          Management believes the marketplace of providers for AVL and mobile resource management solutions is fragmented with few players that are able to offer a high capacity platform, flexible software solutions and proven coast-to-coast service and support such as that provided by the Company. The Company believes to take advantage of the marketplace, it must bring to market new AVL and mobile resource management solutions that utilize wireless Internet protocol networks such as General Packet Radio System (“GPRS”) that provide the information, mapping and management reporting via a web-based and service bureau-based environment. Anticipated marketplace needs include; 1) ability for the AVL mobile device as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3) ability to integrate with a variety of in-vehicle sensors and 4) ability to integrate the AVL information into existing customer legacy applications.

          The Company began beta tests of its new product offering, REDIview™, during November 2004 with a full- scale commercial launch scheduled for the first calendar quarter of 2005. REDIview™ is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. In addition, REDIview™ includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing Remote Dynamics’ proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview™ incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview™ was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

          The REDI 2000™ mobile data collection unit combines global positioning system (GPS) technologies along with the latest in wireless, Internet protocol-based communications to deliver, throughout the day, real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

          The Company believes introduction of these new products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data Vehicle Management InformationTM (“VMI”) product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. These new products form the basis of management’s business plan for the 2005 fiscal year and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

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

          In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock. As of November 30, 2004, the Company had a remaining estimated liability for approximately $0.5 million associated with general unsecured claims, which could result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed.

          Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

o	Dennis R. Casey – President and Chief Executive Officer

o	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

o	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

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

Going Concern

          Historically, much of the Company’s revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through its VMI product line and to member companies of SBC Communications, Inc. (“SBC”). The Company expects revenues from these legacy customers to decline substantially during 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with competitive products and services such as REDIview™.

          Management currently does not expect to achieve profitability during its current fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview™ customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview™ customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 units of its REDIview™ products in service. However, there can be no assurance that the Company can achieve the required sales of REDIview™ to meet its profitability goals.

          The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product to be launched in the first calendar quarter of 2005, is significant. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its service vehicle contract with SBC for an additional term that ends on December 31, 2005.

     Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise a minimum of $6 million in additional capital resources to fund the Company’s operations until revenues from REDIview™ are sufficient to fund ongoing operations.

•	Significant market acceptance of REDIview™ in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

          There can be no assurances that any of these success factors will be realized or maintained.

          SBC has selected an alternate vendor to supply its next generation AVL product; thus, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million, in addition to the $4.6 million received from the sale of the Series A Preferred Stock in October of 2004 discussed in Note 4, by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the amount of capital required may increase. Currently, management believes that should the required funding be obtained, it will be raised through issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview™ are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

          The reorganization value of the Company was determined to be $25.3 million based on a discounted cash flow analysis utilizing cash flow projections from the Company’s five-year business plan including a terminal value, and after extensive negotiations among parties in interest. The reorganization value allocated to the Company’s net assets pursuant to SOP 90-7 was $23.3 million, which is net of the $2 million exit financing received from HFS after the Company emerged from bankruptcy (this exit financing was contemplated in the discounted cash flow model utilized to determine the $25.3 reorganization value). The $23.3 million allocated to net assets also excluded $1.4 million in pre-petition liabilities for disputed claims that were not discharged with the initial issuance of stock to creditors upon confirmation of the Plan. The reorganization value was allocated to the Company’s tangible and identifiable intangible assets in conformity with the procedures specified by Financial Accounting Standards Board in Statement of Accounting Standards No. 141, “Business Combinations ” (“FAS 141”) and liabilities were recorded at their net present values. The Company used the results of an independent financial advisory firm’s fair market valuation to value its property and equipment. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.

          The excess reorganization value not attributable to specific tangible or identified intangible assets of $19.7 million was recorded as goodwill in accordance with SOP 90-7 and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142 ”). The Company’s business plan assumes significant changes including ongoing development of next generation products and services and a fundamental change to move to a recurring revenue model. The Company’s products and services that existed as of the June 30, 2004 fresh start accounting date are not expected to provide significant cash flows within the Company’s long term business plan. While the Company had begun the development of its REDIview™ AVL product as of June 30, 2004, the product was substantially incomplete. Thus, as of the date the Company adopted fresh start accounting, the Company’s primary value was encompassed in its experience and existing infrastructure that could allow the Company to take advantage of anticipated growth in the AVL marketplace. This strategic position is not contractually or legally based and cannot be separated from the business; therefore, such value is reflected in goodwill.

          The effects of the Plan and the application of fresh start accounting as defined by SOP 90-7 on the Predecessor Company’s unaudited consolidated balance sheet through June 30, 2004 is set forth below. It reflects the pro forma effect of the initial discharge of debt and exchange of stock under the Plan, cancellation of the Predecessor Company’s equity, and application of fresh start accounting. The unaudited pro forma balance sheet should be reviewed in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended August 31, 2004.

	Predecessor	Debt Discharge		Reorganized
	Company	and Exchange	Fresh Start	Company
	June 30, 2004	of Stock (a)	Adjustments (b)	June 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$2,626			$2,626
Restricted cash	439			439
Accounts receivable, net	2,762			2,762
Inventories	783			783
Deferred product costs — current portion	1,153		(36)	1,117
Lease receivables and other current assets, net	973	(69)		904

Total current assets	8,736	(69)	(36)	8,631
Property and equipment, net	2,797		259	3,056
Deferred product costs — non-current portion	1,410		(264)	1,146
Goodwill	—		19,724	19,724
License right, net	2,707		(1,429)	1,278
Other intangible assets	—		1,220	1,220
Lease receivables and other assets, net	1,206	(40)		1,166

Total assets	$16,856	$(109)	$19,474	$36,221

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities not subject to compromise:
Accounts payable	$137	$2,283		$2,420
Deferred product revenues - current portion	2,757		(107)	2,650
Accrued expenses and other current liabilities	3,309	2,061		5,370

Total current liabilities not subject to compromise	6,203	4,344	(107)	10,440
Liabilities subject to compromise	22,315	(22,315)		—
Long-term liabilities not subject to compromise:
Deferred product revenues - non-current portion	4,066		(750)	3,316
Other non-current liabilities	257	309		566

Total long-term liabilities not subject to compromise	4,323	309	(750)	3,882

Total liabilities	32,841	(17,663)	(857)	14,322

Total stockholders’ equity (deficit)	(15,985)	17,554	20,331	21,900

Total liabilities and stockholders’ equity	$16,856	$(109)	$19,474	$36,221

(a)	To record the discharge or reclassification of prepetition obligations related to long-term debt, other liabilities, and equity and the issuance of 7,000,000 shares of new common stock to creditors and old equity holders. Also includes the issuance of 350,000 shares of restricted stock to executives approved under the Plan, and the write off of the remaining unamortized prepaid loan fees and debt discount related to the discharged long-term debt. The cancellation of the Company’s pre-reorganization equity includes the reversal of the $20.3 million gain on the fresh start adjustment of assets and liabilities to fair value as well as the reversal of the $0.2 million gain on discharge of liabilities subject to compromise.

(b)	To record fresh start adjustments to reflect assets and liabilities at fair value. Management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right. Deferred product revenue and the related deferred product costs were adjusted to fair value based on present value calculations utilizing appropriate current interest rates. As discussed above, the results of an independent financial advisory firm’s fair market valuation was utilized to value property and equipment. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.

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

	Reorganized	Predecessor
	Company	Company
	For the three	For the three
	months ended	months ended
	November 30, 2004	November 30, 2003
Professional fees	$78	$—

Other net restructuring expenses and losses	(32)	—

Total restructuring expenses and losses	$46	$—

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

          On July 2, 2004, the Effective Date, the Company’s name was changed from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc. As a result of the application of fresh start accounting as of June 30, 2004, the Company’s financial results for the three month periods ended November 30, 2004 and 2003 include two different bases of accounting. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company.

          The Predecessor Company’s unaudited condensed consolidated financial statements presented herein include those of Remote Dynamics Inc., formerly known as Minorplanet Systems USA, Inc., and its wholly owned subsidiaries: HighwayMaster of Canada, LLC, Caren (292) Limited and Minorplanet Systems USA Limited. Caren (292) Limited and Minorplanet Systems USA Limited were merged into Remote Dynamics, Inc. on the Effective Date of the Plan and cease to exist as separate entities. The Reorganized Company’s unaudited condensed consolidated financial statements presented herein include those of Remote Dynamics Inc., and its wholly owned subsidiaries: HighwayMaster of Canada, LLC and RD Technologies, Inc. which was newly formed upon emergence from bankruptcy. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K and Form 10-K/A for the year ended August 31, 2004. The accompanying condensed consolidated financial statements reflect all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.

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

Revenue Recognition

          The Company recognizes revenue when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable, and collectibility is reasonably assured. The Company recognizes revenue from its long haul trucking Series 5000 mobile units under the provisions of EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables” (“EITF 00-21”) and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended in December of 2003 by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Initial sale proceeds received under multiple-element sales arrangements which require the Company to deliver products or services over a period of time and which are not determined by the Company to meet certain criteria are deferred. Sales proceeds related to delivered products that are deferred are recognized over the greater of the contract life or the estimated life of the customer relationship. The Company estimated such periods to range from three to ten years. The Company’s estimate of the life of a customer relationship is determined based upon the Company’s historical experience with its customers together with the Company’s estimate of the remaining life of the applicable product offering. Sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current liability on the Condensed Consolidated Balance Sheets under the caption “Deferred product revenues – current portion”. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such deferred sales proceeds are recognized as revenue in the period of termination. The Company periodically reviews its estimates of the customer relationship period as compared to historical results and adjusts its estimates prospectively. Under sales arrangements, which meet the criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the service vehicle contract with SBC.

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

VMI License Right

          In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s, a United Kingdom public limited company (“Minorplanet UK”) VMI technology in the United States, Canada and Mexico. The license covered rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company’s evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license right was initially being amortized over a 15-year life.

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

          The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for its stockholders. The Company has determined that in order to fully exploit the AVL market in the U.S. in a recurring revenue business model, the Company must develop and introduce AVL products which utilize GPRS for data transmission along with AVL software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company further believes that a GPRS-enabled AVL mobile unit will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the CCC component of the VMI system. In early 2003, the Company requested that Minorplanet UK develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in a web environment. Minorplanet UK initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet UK was unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software and announced that it had elected to outsource the development of web-hosted software, which would not be available until mid-2005.

          Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

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

Stock Based Awards

          The Predecessor Company applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense was recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. As of November 30, 2004, no stock options had been issued by the Reorganized Company.

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

	Reorganized	Predecessor
	Company	Company
	For the three	For the three
	months ended	months ended
	November 30, 2004	November 30, 2003
Net loss attributable to common shareholders, as reported	$(1,198)	$(3,280)
Add: Stock-based employee compensation expense included in reported net income	—	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	—	(143)

Net loss attributable to common shareholders, pro forma	$(1,198)	$(3,423)

Net loss per share - basic and diluted As reported	$(0.19)	$(0.34)
Pro-forma	$(0.19)	$(0.35)

Weighted average number of shares outstanding:
Basic and diluted	6,241	9,670

Restricted Stock

          On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of November 30, 2004, 525,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the three month period ended November 30, 2004 as no vesting had occurred.

Business Concentrations

          During the three months ended November 30, 2004 and 2003, SBC and Geologic Solutions, Inc. combined to account for approximately 74% and 72%, respectively, of the Company’s total revenues.

Recent Accounting Pronouncements

          In November of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS151 provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring that such items be recognized as a current period expense. The adoption of FAS 151 did not have a material effect on the Company’s condensed consolidated financial statements.

4. Securities Purchase Agreement - Sale of Series A Convertible Redeemable Preferred Stock

Summary of terms

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to an investor pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to the investor pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.

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

          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the three months ended November 30, 2004, after declaration by the Company’s Board of Directors, the Company paid a cash dividend in the amount of $67,000.

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

          With respect to the first warrant (the “Structured Warrant”), the holder has the right to purchase up to 1,000,000 shares of the Company’s Common Stock at an initial exercise price equal to $0.909 per share. The exercise price per share may be adjusted if SBC Services, Inc. and/or its affiliates do not award the Company a contract pursuant to the Request for Quotation for the provision of VTS equipment and service with (a) a minimum term of one year through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with U.S. generally accepted accounting principles) and which contract contemplates the renewal by SBC for at least one additional year, or (b) a minimum term of two years through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with GAAP) (collectively referred to as the “SBC Condition”). If the

SBC Condition is not satisfied by November 15, 2004, then the exercise price shall be equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding November 15, 2004. If the SBC Condition is not satisfied by January 15, 2005, then the exercise price shall again be adjusted so that it is equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding January 15, 2005. As the Company was unable to sign a contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Structured Warrant issued to the holder of the Series A Preferred Stock was reduced to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to November 15, 2004, or $0.667 per share, and will be further adjusted on January 15, 2005 to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to January 15, 2005; provided that the exercise price may only be adjusted downward and not upward. If the exercise price of this Structured Warrant is adjusted downward on January 15, 2005, this would allow the selling stockholder to obtain shares of the Company’s common stock at a lower price and thereby increase the dilution to common stockholders. In addition, the right of the selling stockholder to maintain an investment oversight committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. The Structured Warrant may be exercised at any time until October 1, 2009. The Structured Warrant contains a provision that prevents any holder from exercising the Structured Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

          The second warrant (the “Incentive Warrant”) to purchase 625,000 shares of the Company’s common stock was issued to the selling stockholder at the same exercise price and adjustment terms as the Structured Warrant described above, and the Incentive Warrant’s remaining terms are identical except: (i) the Incentive Warrant is only exercisable from September 1, 2005 through September 1, 2010, and (ii) the Company has the right to repurchase the warrant in full for a total price of $10.00 provided that (A) the trading price of the common stock exceeds $7.50 (subject to adjustment for stock splits, etc.) for 10 consecutive trading days at anytime during the period beginning January 1, 2005 and ending June 30, 2005, and (B) the Company’s gross revenue exceeds $9,999,999 for the six-month period ending June 30, 2005. As the Company failed to satisfy the SBC Condition contained in the Incentive Warrant, the same price adjustment made to the Structured Warrant discussed above has also been made to this Incentive Warrant thereby further increasing the dilution to common stockholders. The Incentive Warrant also contains a provision that prevents any holder from exercising the Incentive Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

          Anti-Dilution Rights. The Structured Warrant and Incentive Warrant each contain certain anti-dilution price protections, subject to approval by a majority of the Company’s stockholders, in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events). The anti-dilution protections contained in the Structured Warrant and Incentive Warrant were approved by the Company’s stockholders at the December 15, 2004 special meeting of the Company’s stockholders.

          Registration Rights Agreement. In connection with the issuance of Series A Preferred Stock and Structured Warrant and Incentive Warrant to the Series A Preferred Stock holder, the Company entered into a Registration Rights Agreement, dated October 1, 2004, with the Series A Preferred Stock holder, whereby the Company granted certain registration rights to the Series A Preferred Stock holder. On December 3, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-3 covering 5,000,000 shares of the Company’s Common Stock that the Series A Preferred Stock holder may acquire upon conversion of the Series A Preferred Stock or upon exercise of the Structured Warrant and the Incentive Warrant.

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

          Redemption Rights of Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a Change of Control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Common Stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by January 29, 2005 or such registration statement, after being declared effective, cannot be utilized by the holders of Series A Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:

•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder;

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

(xi) change its principal business;

(xii) issue shares of Common Stock, other than as contemplated herein or by the Incentive Warrant and Structured Warrant;

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

(xvi) except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 (or such additional amount as the Board and the majority holders of the Company’s Series A Preferred Stock agree is reasonably necessary for the Company to perform its obligations under a contract with SBC Communications, Inc.) and which, in the case of debt securities, are not convertible securities or purchase rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series A Preferred Stock upon liquidation of the Company, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Company, except as expressly required by the terms of such securities or indebtedness;

(xvii) make any dilutive issuance;

(xviii) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

(xix) cause or authorize any subsidiary of the Company to engage in any of the foregoing actions.

          Notwithstanding the foregoing, after such time as the SBC Condition is satisfied, no such approval of the majority holders of the Company’s Series A Preferred Stock shall generally be required with respect to subparagraphs (i) - (xiii), and (xviii) - (xix) if such action is approved by the affirmative vote of at least two-thirds of the Company’s Board of Directors.

Accounting for Sale of Series A Convertible Redeemable Preferred Stock

          The net cash proceeds received by the Company from the sale of the 5,000 shares of Series A Preferred Stock were $4,651,000. Approximately $1,037,000 of the net proceeds were allocated to the Structured Warrant and Incentive Warrant based on their relative fair value as computed using the Black-Scholes pricing model and approximately $3,542,000 of the remaining proceeds, net of $72,000 in additional transaction costs, were allocated to the Series A Preferred Stock.

          As discussed above, the holders of the Series A Preferred Stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series A Preferred Stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.

          On November 15, 2004 the exercise price of the Structured Warrant and Incentive Warrant was adjusted downward from $0.909 per share to $0.667 per share pursuant to the terms of the warrants as the Company was unable to sign a contract with SBC in satisfaction of the SBC Condition. Thus, the Company recorded an expense of approximately $85,000 to reflect the additional benefit created for the investor.

          Both the Structured Warrant and Incentive Warrant require a second adjustment to the exercise price on January 15, 2005 if the SBC Condition is not met by that date; provided that the exercise price may only be adjusted downward and not upward. As previously disclosed, SBC has recently informed the Company that it selected another vendor to provide it with vehicle tracking products and services in the future and would begin implementation of such solution during the second calendar quarter of 2005. Accordingly, it will not be possible for the Company to meet the SBC Condition. Therefore, depending on the market price of the Company’s common stock, the exercise price for the Structured Warrant and Incentive Warrant may be further adjusted downward on January 15, 2005.

5. Related Party Transactions

          On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership position in the Company. As of November 30, 2004, Minorplanet UK owned approximately 13 percent of the Company’s outstanding common stock. See further discussion under “VMI License Right” in Note 3.

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

          Prior to the bankruptcy reorganization, the Company paid Minorplanet Limited an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. During the three month period ended November 30, 2003, total research and development costs incurred under this agreement were approximately $250,000 representing the $1.0 million fee pro-rated for the three month period.

          On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng has been employed by the Company as Director of Strategic Finance since January 30, 2004, immediately prior to the filing of the bankruptcy, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. During the three months ended November 30, 2004, the Company made interest payments to HFS totaling $60,000.

6. Restricted Cash

          As of November 30, 2004, the Company had approximately $239,000 in restricted cash held in an escrow account on behalf of the Company by a third party that provided professional services during the bankruptcy proceedings. Under a payment term agreement, these escrowed funds will be drawn down by the third party and released from escrow during January of 2005.

7. Other Commitments and Contingencies

Product Warranty Guarantees

          The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC companies under a service vehicle contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “ Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

Three Months
Ended
November 30, 2004
Warranty product liability at beginning of period	$375
Accruals for product warranties issued	6
Product replacements	(77)
Adjustments to pre-existing warranty estimates	58

Warranty product liability at end of period	$362

Provision for Potential Losses on Rejection of Executory Contracts and Other Claims

          As of November 30, 2004, the Company had a remaining estimated liability of approximately $0.5 million associated with general unsecured claims, which could result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed.

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

          On March 15, 2002, the Company completed the sale to Aether Systems Inc. of certain NSC Systems assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether Systems Inc. (the “Sale”). Pursuant to the terms of the Sale, these products continued to use the Company’s Network Service Center to relay voice and messages between the mobile units and the customer’s dispatchers.

          During November of 2004, the Company began beta testing a new NSC Systems product offering, REDIview™, which is scheduled for a full-scale commercial launch in the first calendar quarter of 2005. REDIview™ is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. In addition, REDIview™ includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing Remote Dynamics’ proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

          Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. The following tables set forth segment financial information (in thousands).

	Reorganized Company
	Three Months Ended November 30, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$3,374	$1,150	$—	$4,524
Operating loss	(612)	(366)	—	(978)
Interest expense	82	—	—	82
Interest income	—	76	—	76
Depreciation and amortization	515	129	—	644
Net loss	(780)	(305)	(46)	(1,131)

	Predecessor Company
	Three Months Ended November 30, 2003
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$5,190	$1,627	$—	$6,817
Operating income (loss)	912	(3,757)	—	(2,845)
Interest expense	531	—	—	531
Interest income	10	104	—	114
Depreciation and amortization	437	701	—	1,138
Net income (loss)	391	(3,671)	—	(3,280)

9. Nasdaq Delisting Notice

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

          On December 29, 2004, the Company received written notice from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) as the closing bid price for the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the matter regarding the Company’s non-compliance with Marketplace Rule 4310(c)(4) was closed and the Company’s listing on the Nasdaq Small Cap Market was in good standing.

10. Extension of Service Vehicle Contract with SBC

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

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC and would begin implementation mid-year 2005. Accordingly, the Company does not believe that the service term of the SBC service vehicle contract will be extended beyond December 31, 2005. As the SBC companies transition to another vehicle tracking solution, the Company expects that SBC will begin deactivating the Company’s mobile units beginning in the second calendar quarter of 2005. Currently, the Company receives approximately $875,000 in monthly revenues from SBC representing approximately 79% of the total monthly revenues of the Company. It is anticipated that SBC will begin deactivating units beginning in April of 2005 and complete the deactivations by December 31, 2005.

          Since SBC has selected an alternate vendor to supply its vehicle tracking products and services, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company.

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

          The Company has recently announced the availability of a new AVL product, REDIview™ that should form the basis of revenue for the Company for future periods. The Company believes that the new product is state-of-the-art and provides industry-leading features and functionality. In addition, the Company believes the new product design expands the potential market in which the Company may pursue. The Company expects to complete a full commercial launch of REDIview™ in the first quarter of 2005. As the revenues from the SBC contract steadily decline in 2005, the Company’s future revenues will be primarily dependent upon sales of its REDIview™ product line. The failure of the marketplace to accept the Company’s REDIview™ product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Executive Summary

          Remote Dynamics, Inc., a Delaware corporation (the “Company”) markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Management believes the growth potential for AVL and mobile resource management solutions is significant. The Company estimates that there are currently approximately 21 million commercial fleet vehicles in operation in the United States and only one million AVL units are installed. Of the one million currently installed units, most are used on the long haul trucking and public transit segments, which the Company estimates are 30% -50% penetrated. Based on research conducted by the Company, management believes the market for AVL products may grow approximately 20% per year over the next three years.

          Management believes the marketplace of providers for AVL and mobile resource management solutions is highly fragmented with few players that are able to offer a high capacity platform, flexible software solutions and proven coast-to-coast service and support such as that provided by the Company. The Company believes to take advantage of the marketplace, it must bring to market new AVL and mobile resource management solutions that utilize wireless Internet protocol networks such as General Packet Radio System (“GPRS”) that provide the information, mapping and management reporting via a web-based and service bureau-based environment. Anticipated marketplace needs include; 1) ability for the AVL mobile device as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3) ability to integrate with a variety of in-vehicle sensors and 4) ability to integrate the AVL information into existing customer legacy applications.

          The Company began beta tests of its new product offering, REDIview™, during November 2004 with a full- scale commercial launch scheduled for the first calendar quarter of 2005. REDIview™ is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. In addition, REDIview™ includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing Remote Dynamics’ proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview™ incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview™ was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

          The REDI 2000™ mobile data collection unit combines global positioning system (GPS) technologies along with the latest in wireless, Internet protocol-based communications to deliver, throughout the day, real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

          The Company believes introduction of these new products and associated web-based architecture will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data Vehicle Management InformationTM (“VMI”) product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. These new products form the basis of management’s business plan for the 2005 fiscal year and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

          Management currently does not expect to achieve profitability during its current fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview™ customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview™ customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 REDIview™ units in service. However, there can be no assurance that the Company can achieve the required sales of its REDIview™ products to meet its profitability goals.

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

          In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock. As of November 30, 2004, the Company had a remaining estimated liability for approximately $0.5 million associated with general unsecured claims, which could result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot presently determine with certainty the total amount of claims objected to which will be allowed or disallowed.

          Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. In addition,

•	The Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:

o	Dennis R. Casey – President and Chief Executive Officer

o	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

o	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

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

VMI License Right

          In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s, a United Kingdom public limited company (“Minorplanet UK”) VMI technology in the United States, Canada and Mexico. The license covered rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company’s evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license right was initially being amortized over a 15-year life.

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

          The Company currently believes that it must modify its current automatic vehicle location business model to a recurring revenue model in order to create long-term enterprise value for its stockholders. The Company has determined that in order to fully exploit the AVL market in the U.S. in a recurring revenue business model, the Company must develop and introduce AVL products which utilize GPRS for data transmission along with the AVL software which is hosted by the Company in a service bureau environment allowing customers to access their data via the Internet or dedicated frame relay. The Company further believes that a GPRS-enabled AVL mobile unit will provide substantial savings in wireless transmission costs over the current GSM circuit-switched data VMI unit and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the CCC component of the VMI system. In early 2003, the Company requested that Minorplanet UK develop a GPRS-enabled VMI unit and modify the VMI software to be hosted in a web environment. Minorplanet UK initially scheduled delivery of the GPRS-enabled mobile unit and web-hosted software on or before September 2003. However, Minorplanet UK was unable to deliver a commercially viable GPRS-enabled mobile unit and web-hosted software and announced that it had elected to outsource the development of web-hosted software, which would not be available until mid-2005.

          Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

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

          All results of operations for periods prior to July 1, 2004 are referred to as those of the Predecessor Company (the “Predecessor Company”) and all results for periods including and subsequent to July 1, 2004 are referred to as those of the Reorganized Company (the “Reorganized Company”).

Results of Operations

          Due to the consummation of the Company’s bankruptcy and the application of fresh start accounting, results of operations for the periods after June 30, 2004 are not comparable to the results for previous periods. However, for discussion of results of operations, the financial results of the Reorganized Company for the three months ended November 30, 2004 have been compared to the financial results of the Predecessor Company for the three months ended November 30, 2003. Differences between periods due to fresh start accounting adjustments are explained when necessary.

Three Months Ended November 30, 2004, Compared to Three Months Ended November 30, 2003

          Total revenue for the three months ended November 30, 2004 decreased to $4.5 million from $6.8 million during the three months ended November 30, 2003. NSC Systems revenue decreased from $5.2 million during the three months ended November 30, 2003 to $3.4 million during the three months ended November 30, 2004. The decrease in NSC Systems revenue was primarily attributable to the reduction in the number of NSC Systems network services subscriber units from 9,342 at November 30, 2003 to 3,758 as of November 30, 2004. This ongoing decrease in network services subscriber units was anticipated, after the March 2002 sale to Aether Systems of certain assets and related license rights, as many of these long-haul trucking units are converting to other carrier networks. New NSC Systems product sales during the three months ended November 30, 2004 were minimal consisting primarily of parts sales under the service vehicle contract with SBC.

          VMI revenue decreased from $1.6 million during the three months ended November 30, 2003 to $1.1 million during the three months ended November 30, 2004. New VMI unit sales were minimal during the three months ended November 30, 2004 as the Company’s sales force began preparation for launching its new product offering, REDIview™, scheduled for the first calendar quarter of 2005. As discussed above, the Company will no longer market and sell the VMI system after December 2004. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. The Company’s VMI customer base has declined during the previous twelve months due to customer churn and a reduction in new VMI sales as a result of the restructuring efforts. Thus, the $0.5 million decrease in VMI revenue during the three months ended November 30, 2004 is primarily due to lower ratable revenue recognition of deferred revenue associated with a smaller VMI installed base. Also, the Company experienced higher ratable revenue recognition associated with VMI customer churn during the three months ended November 2003 than in the corresponding period of current fiscal year.

          Total gross profit margin improved to 49% for the three months ended November 30, 2004 from 42% during the three months ended November 30, 2003 primarily due to higher VMI product margins. Also contributing to the improved margin was the ongoing decrease in NSC Systems ratable gross profit recognition due to the reduction in network subscriber units (network subscriber product sales have historically had low profit margins).

          Total operating expenses decreased to $3.2 million during the three months ended November 30, 2004 from $5.7 million during the same period in 2003. Sales and marketing expenses decreased from $1.1 million during the three months ended November 30, 2003 to $0.4 million during the three months ended November 30, 2004. The reduction in sales and marketing costs was primarily attributable to a temporary reduction in sales and marketing personnel, and related operating costs, associated with the ongoing reorganization efforts. The Company began hiring new sales personnel during the three months ended November 30, 2004 in preparation for the upcoming launch of REDIview™. General and administrative expenses decreased from $2.1 million during the three months ended November 30, 2003 to $1.4 million during the three months ended November 30, 2004 primarily due to restructuring efforts resulting in lower facility rents, equipment rental, professional fees, and other operating expenses. Bad debt expense also decreased due to the lower VMI sales volume and tighter credit policies on VMI internal equipment leases. Customer service expense decreased to $0.4 million during the three months ended November 30, 2004 from $0.9 million during the same period of the prior fiscal year due primarily to reductions in personnel and related operating costs associated with restructuring efforts. Depreciation and amortization expense decreased to $0.6 million during the three months ended November 30, 2004 from $1.1 million during the same period in the prior fiscal year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right. As discussed above, the Company adjusted downward the carrying value of the VMI license right to fair value upon recognition of a $28.8 million impairment loss and subsequent $1.4 million fresh start accounting adjustment during the 2004 fiscal year.

          Operating losses improved to $1.0 million during the three months ended November 30, 2004 from $2.8 million during the three months ended November 30, 2003. Interest expense decreased from $0.5 million during the three months ended November 30, 2003 to $0.1 million during the three months ended November 30, 2004 due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings. The Company had a net loss of $1.1 million during the three months ended November 30, 2004 as compared to $3.3 million during the same period of the prior fiscal year. Net loss attributable to common shareholders for the three months ended November 30, 2004 was $1.2 million after inclusion of $0.1 million preferred stock dividend.

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

          The significant accounting policies and estimates, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

Liquidity and Capital Resources

          The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $3.3 million as of November 30, 2004.

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5 million, on October 1, 2004 (the “Closing”). Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to an investor pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to the investor pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder. In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. In connection with the issuance of shares of Series A Preferred Stock, the Company also issued to the Series A Preferred Stock holder two warrants to purchase shares of the Company’s common stock (see “Securities Purchase Agreement – Sale of Series A Preferred Stock” in Item 2 of Part II in this Form 10-Q for additional information regarding the Series A Preferred Stock transaction).

          A summary of the Company’s cash flows for the three months ended November 30, 2004 and 2003 are as follows:

	Reorganized	Predecessor
	Company	Company
	Three months	Three months
	ended	ended
	November 30,	November 30,
	2004	2003
	(in thousands)
Net cash used in operating activities	$(2,071)	$(2,430)

Net cash used in investing activities	(349)	(86)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Other	(237)	(42)

Net cash provided by (used in) financing activities	4,414	(42)

Total change in cash	1,994	(2,558)

Cash and cash equivalents, end of period	$3,306	$2,547

          Net cash used in operating activities decreased by approximately $0.4 million during the three months ended November 30, 2004 compared to the same period of the prior year primarily due to a significant reduction in operating expenses associated with reorganization efforts, offset by approximately $1.4 million in payments made to cure pre-petition liabilities related to executory contracts accepted under the plan of reorganization and bankruptcy-related professional fees. The Company’s cash interest expense also decreased by $0.9 million during the three months ended November 30, 2004 in comparison to the same period of the prior year due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings.

          The increase in net cash used in investing activities during three months ended November 30, 2004 in comparison to the same period of the prior year was primarily attributable to the capitalization of costs associated with the development of the REDIview™ product. Net cash provided by financing activities increased during the three months ended November 30, 2004 primarily due to the proceeds from the issuance of Series A Preferred Stock discussed above.

          The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product to be launched in the first calendar quarter of 2005, is significant. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential. In addition, the Company has renewed its service vehicle contract with SBC for an additional term that ends on December 31, 2005.

     Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Ability to raise a minimum of $6 million in additional capital resources to fund the Company’s operations until revenues from REDIview™ are sufficient to fund ongoing operations.

•	Significant market acceptance of REDIview™ in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

          There can be no assurances that any of these success factors will be realized or maintained.

          SBC has selected an alternate vendor to supply its next generation AVL product; thus, management has revised its business plans and related forecasts taking into effect the declining revenue from SBC and the costs associated with the commercial launch of its new products. Based on current forecasts, management believes that it will need to raise a minimum of $6 million, in addition to the $4.6 million received from the sale of the Series A Preferred Stock in October of 2004, by June 2005 to fund the launch of its new products and fund working capital as the SBC revenue declines during 2005. However, the timing of the deactivations by SBC as well as the ability to meet sales projections of the new AVL products heavily influences the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the amount of capital required may increase. Currently, management believes that should the required funding be obtained, it will be raised through issuance of debt or equity securities. However, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview™ are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

Contractual Obligations

The following summarizes the Company’s significant financial commitments at November 30, 2004:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years
Long-Term Debt (a)
Principal Payments	$2,000	$—	$2,000	$—	$—
Interest Payments	640	240	400	—	—
Capital Lease Obligations	1,168	485	484	199	—
Operating Leases	1,982	307	600	600	475
Purchase Obligations	717	717	—	—	—
Other Long-Term Liabilities (b)	678	271	280	119	8

Total	$7,185	$2,020	$3,764	$918	$483

(a) Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

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

          On December 29, 2004, the Company received written notice from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) as the closing bid price for the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the matter regarding the Company’s non-compliance with Marketplace Rule 4310(c)(4) was closed and the Company’s listing on the Nasdaq Small Cap Market was in good standing.

Recent Accounting Pronouncements

          In November of 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 provides clarification of accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage requiring that such items be recognized as a current period expense. The adoption of FAS 151 did not have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company does not have any material exposure to market risk associated with its cash and cash equivalents. The Company’s note payables are at a fixed rates and, thus, are not exposed to interest rate risk.

Forward Looking Statements

          This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company’s actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended August 31, 2004.

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

          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of November 30, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

          There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended November 30, 2004, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

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

          In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 271,043 shares of common stock. As of November 30, 2004, the Company had a remaining estimated liability for approximately $0.5 million associated with general unsecured claims, which could result in the issuance of additional shares of new common stock. Although the Company believes that some portion of its general unsecured claims objected to will be ultimately disallowed by the Bankruptcy Court, the Company cannot

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

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF SECURITIES

Securities Purchase Agreement - Sale of Series A Redeemable Preferred Stock

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to an investor pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to the investor pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.

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

          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive, when and as declared by the Company’s Board of Directors, out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the three months ended November 30, 2004, after declaration by the Company’s Board of Directors, the Company paid a cash dividend in the amount of $67,000.

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

          With respect to the first warrant (the “Structured Warrant”), the holder has the right to purchase up to 1,000,000 shares of the Company’s Common Stock at an initial exercise price equal to $0.909 per share. The exercise price per share may be adjusted if SBC Services, Inc. and/or its affiliates do not award the Company a contract pursuant to the Request for Quotation for the provision of VTS equipment and service with (a) a minimum term of one year through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with U.S. generally accepted accounting principles) and which contract contemplates the renewal by SBC for at least one additional year, or (b) a minimum term of two years through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with GAAP) (collectively referred to as the “SBC Condition”). If the SBC Condition is not satisfied by November 15, 2004, then the exercise price shall be equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding November 15, 2004. If the SBC Condition is not satisfied by January 15, 2005, then the exercise price shall again be adjusted so that it is equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding January 15, 2005. As the Company was unable to sign a contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Structured Warrant issued to the holder of the Series A Preferred Stock was reduced to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to November 15, 2004, or $0.667 per share, and will be further adjusted on January 15, 2005 to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to January 15, 2005; provided that the exercise price may only be adjusted downward and not upward. If the exercise price of this Structured Warrant is adjusted downward on January 15, 2005, this would allow the selling stockholder to obtain shares of the Company’s common stock at a lower price and thereby increase the dilution to common stockholders. In addition, the right of the selling stockholder to maintain an investment oversight committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. The Structured Warrant may be exercised at any time until October 1, 2009. The Structured Warrant contains a provision that prevents any holder from exercising the Structured Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

          The second warrant (the “Incentive Warrant”) to purchase 625,000 shares of the Company’s common stock was issued to the selling stockholder at the same exercise price and adjustment terms as the Structured Warrant described above, and the Incentive Warrant’s remaining terms are identical except: (i) the Incentive Warrant is only exercisable from September 1, 2005 through September 1, 2010, and (ii) the Company has the right to repurchase the warrant in full for a total price of $10.00 provided that (A) the trading price of the common stock exceeds $7.50 (subject to adjustment for stock splits, etc.) for 10 consecutive trading days at anytime during the period beginning January 1, 2005 and ending June 30, 2005, and (B) the Company’s gross revenue exceeds $9,999,999 for the six-month period ending June 30, 2005. As the Company failed to satisfy the SBC Condition contained in the Incentive Warrant, the same price adjustment made to the Structured Warrant discussed above has also been made to this Incentive Warrant thereby further increasing the dilution to common stockholders. The Incentive Warrant also contains a provision that prevents any holder from exercising the Incentive Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

          Anti-Dilution Rights. The Structured Warrant and Incentive Warrant each contain certain anti-dilution price protections, subject to approval by a majority of the Company’s stockholders, in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events). The anti-dilution protections contained in the Structured Warrant and Incentive Warrant were approved by the Company’s stockholders at the December 15, 2004 special meeting of the Company’s stockholders.

          Registration Rights Agreement. In connection with the issuance of Series A Preferred Stock and Structured Warrant and Incentive Warrant to the Series A Preferred Stock holder, the Company entered into a Registration Rights Agreement, dated October 1, 2004, with the Series A Preferred Stock holder, whereby the Company granted certain registration rights to the Series A Preferred Stock holder. On December 3, 2004, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S-3 covering 5,000,000 shares of the Company’s Common Stock that the Series A Preferred Stock holder may acquire upon conversion of the Series A Preferred Stock or upon exercise of the Structured Warrant and the Incentive Warrant.

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

          Redemption Rights of Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a Change of Control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Common Stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by January 29, 2005 or such registration statement, after being declared effective, cannot be utilized by the holders of Series A Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:

•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder;

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

(xi) change its principal business;

(xii) issue shares of Common Stock, other than as contemplated herein or by the Incentive Warrant and Structured Warrant;

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

(xvi) except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 (or such additional amount as the Board and the majority holders of the Company’s Series A Preferred Stock agree is reasonably necessary for the Company to perform its obligations under a contract with SBC Communications, Inc.) and which, in the case of debt securities, are not convertible securities or purchase rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series A Preferred Stock upon liquidation of the Company, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Company, except as expressly required by the terms of such securities or indebtedness;

(xvii) make any dilutive issuance;

(xviii) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

(xix) cause or authorize any subsidiary of the Company to engage in any of the foregoing actions.

          Notwithstanding the foregoing, after such time as the SBC Condition is satisfied, no such approval of the majority holders of the Company’s Series A Preferred Stock shall generally be required with respect to subparagraphs (i) — (xiii), and (xviii) — (xix) if such action is approved by the affirmative vote of at least two-thirds of the Company’s Board of Directors.

Issuance of Common Stock Under Plan of Reorganization

          During the three months ended November 30, 2004, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of 271,043 shares of common stock to satisfy approximately $0.9 million in claims.

Issuance of Restricted Common Stock

          On September 25, 2004, the Company granted 75,000 restricted shares of common stock to David Bagley, the Company’s Senior Vice President – Networks and Engineering, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the December 15, 2004 special meeting of Company’s stockholders, the Company’s stockholders approved a proposal granting anti-dilution protections (in addition to anti-dilution protections for stock splits and other similar pro rata events) in the event of a dilutive stock issuance by the Company that are contained in the Structured Warrant and Incentive Warrant issued on October 1, 2004. Such dilutive issuance anti-dilution protections authorize the issuance of additional shares of the Company’s common stock if such anti-dilution protections are triggered.

          There were 3,690,699 shares of the Company’s common stock represented in person or by proxy at the December 15, 2004 special meeting, of which 3,275,989 shares (approximately 88.8% of the shares present at the special meeting) voted for the proposal described above, 414,585 shares (approximately 11.2% of the shares present at the special meeting) voted against proposal and 125 shares abstained from the vote on the proposal.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTE DYNAMICS, INC. Date: January 12, 2005
By:	/s/ Dennis R. Casey
Dennis R. Casey
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ W. Michael Smith
W. Michael Smith
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and

EXHIBIT
NUMBER		TITLE
between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

11.0	-	Statement Regarding Computation of Per Share Earnings (27)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report of Form 8-K with SEC on October 13, 2004

26.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2004.

27.	Filed herewith.