Form 10-Q
period 2005-02-28
Remote Dynamics Inc
filed 2005-04-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2005,

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of April 14, 2005

Common Stock, $.01 par value	6,988,620

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at February 28, 2005 (Unaudited) and August 31, 2004	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended February 28, 2005 and February 29, 2004	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended February 28, 2005 and February 29, 2004	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended February 28, 2005 and February 29, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4	Submission of Matters to Vote of Security Holders	40

Item 6	Exhibits	41

Signatures		42

EXHIBITS:
Statement Regarding Computation of Per Share Earnings
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	February 28,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,109	$1,312
Restricted cash	—	439
Accounts receivable, net	2,710	2,700
Inventories	1,100	674
Deferred product costs — current portion	809	980
Lease receivables and other current assets	988	987

Total current assets	6,716	7,092
Property and equipment, net	4,171	4,283
Deferred product costs — non-current portion	747	1,085
Goodwill	19,724	19,724
License right, net	994	1,207
Other intangibles, net	678	1,085
Lease receivables and other assets, net	967	1,280

Total assets	$33,997	$35,756

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,521	$2,167
Deferred product revenues — current portion	2,053	2,374
Accrued expenses and other current liabilities	2,235	5,335

Total current liabilities	5,809	9,876
Deferred product revenues — non-current portion	2,204	3,174
Note payable — HFS	2,000	2,000
Other notes payable	626	741
Other non-current liabilities	361	466

Total liabilities	11,000	16,257

Redeemable preferred stock — Series A	3,542	—

Stockholders’ equity:
Common stock	79	75
Treasury stock	(1,860)	(1,860)
Additional paid-in capital	24,516	22,297
Deferred stock compensation	(262)	(472)
Accumulated deficit	(3,018)	(541)

Total stockholders’ equity	19,455	19,499

Total liabilities, redeemable preferred stock and stockholders’ equity	$33,997	$35,756

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenues:
Product	$274	$303	$523	$623
Ratable product	680	1,344	1,461	2,756
Service	3,332	4,320	6,826	9,405

Total revenues	4,286	5,967	8,810	12,784

Cost of revenues:
Product	164	176	358	565
Ratable product	285	614	622	1,332
Service	1,530	2,150	3,300	5,003

Total cost of revenues	1,979	2,940	4,280	6,900

Gross profit	2,307	3,027	4,530	5,884

Expenses:
General and administrative	1,266	1,549	2,633	3,649
Customer service	386	466	807	1,348
Sales and marketing	759	583	1,207	1,724
Engineering	315	427	636	869
Depreciation and amortization	672	1,081	1,317	2,219

	3,398	4,106	6,600	9,809

Operating loss	(1,091)	(1,079)	(2,070)	(3,925)

Interest income	67	116	143	229
Interest expense	(80)	(371)	(162)	(901)
Other income (expense)	(108)	353	(208)	336

Loss before reorganization items	(1,212)	(981)	(2,297)	(4,261)
Reorganization items	32	(365)	(14)	(365)

Net loss	(1,180)	(1,346)	(2,311)	(4,626)

Preferred stock dividends	(99)	—	(166)	—

Net loss attributable to common shareholders	$(1,279)	$(1,346)	$(2,477)	$(4,626)

Basic and diluted loss per share:

Net loss per share	$(0.20)	$(0.14)	$(0.39)	$(0.48)

Weighted average number of shares outstanding:
Basic and diluted	6,352	9,671	6,299	9,671

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,311)	$(4,626)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense	14	365
Depreciation and amortization	697	912
Amortization of license rights and other intangibles	620	1,307
Amortization of discount on notes payable	—	30
Provision for bad debts	150	726
Amortization of deferred service revenues	(33)	(170)
Loss on equipment retired or sold	124	94
Non-cash stock compensation	—	11
Non-cash expense on repricing of warrants	85	—
Changes in operating assets and liabilities:
Decrease in restricted cash	439	—
(Increase) decrease in accounts receivable	(59)	1,202
(Increase) decrease in inventory	(426)	922
Decrease in deferred product costs	509	803
Decrease in lease receivables and other assets	463	69
Decrease in accounts payable	(646)	(1,511)
Decrease in deferred product revenues	(1,291)	(1,282)
Increase (decrease) in accrued expenses and other liabilities	898	(6,552)

Net cash used in operating activities before reorganization items	(767)	(7,700)

Reorganization items:
Reorganization expense	(14)	(365)
Reclassification of long-term debt subject to compromise	—	(14,303)
(Decrease) increase in restructuring accruals	(2,950)	310
Increase in liabilities subject to compromise	—	20,419

Net cash used in operating activities	(3,731)	(1,639)

Cash flows from investing activities:
Additions to property and equipment	(566)	(190)

Net cash used in investing activities	(566)	(190)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Dividends paid on preferred stock	(166)	—
Payments on capital leases and other note payables	(391)	(88)
Proceeds from exercise of stock options	—	4

Net cash (used in ) provided by financing activities	4,094	(84)

Decrease in cash and cash equivalents	(203)	(1,913)
Cash and cash equivalents, beginning of period	1,312	5,105

Cash and cash equivalents, end of period	$1,109	$3,192

Supplemental cash flow information:
Interest paid	$170	$996

Non-cash investing and financing activities:
Discharge of debt and exchange of common stock under the plan of reorganization	$1,311	$—

Conversion of related party liability to capital contribution	$—	$2,066

Purchases of assets through capital leases and other note payables	$467	$63

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total

Stockholders’ equity at August 31, 2004	7,450,000	$75	$22,297	$(472)	929,948	$(1,860)	$(541)	$19,499
Issuance of common stock under plan of reorganization	393,568	3	1,308					1,311
Issuance of warrants in connection with Series A preferred stock offering			1,037					1,037
Issuance of Series A preferred stock dividends							(166)	(166)
Repricing of warrants			85					85
Issuance of restricted stock	75,000	1	67	(68)				—
Change in deferred stock compensation			(278)	278				—
Net loss							(2,311)	(2,311)

Stockholders’ equity at February 28, 2005	7,918,568	$79	$24,516	$(262)	929,948	$(1,860)	$(3,018)	$19,455

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

          Management believes the marketplace of providers for AVL and mobile resource management solutions is fragmented with few players that are able to offer a high capacity platform, flexible software solutions and proven coast-to-coast service and support such as that provided by the Company. The Company believes to take advantage of the marketplace, it must bring to market new AVL and mobile resource management solutions that utilize wireless Internet protocol networks such as General Packet Radio System (“GPRS”) that provide the information, mapping and management reporting via a web-based and service bureau-based environment. Anticipated marketplace needs include; 1) ability for the AVL mobile device to function as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3) ability to integrate with a variety of in-vehicle sensors and 4) ability to integrate the AVL information into existing customer legacy applications.

          The Company commercially launched its new product offering, REDIview™ , during January 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

          The REDI 2000™ mobile data logging unit combines global positioning system (GPS) technologies along with the latest in wireless, Internet protocol-based communications to deliver, throughout the day, real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

          The Company believes introduction of these new products and associated web-based architecture will provide substantial savings in wireless transmission costs over the GSM circuit-switched data Vehicle Management InformationTM (“VMI”) product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. These new products form the basis of management’s business plan for the 2005 fiscal year and beyond and will be the foundation for expected growth in revenues and ultimately anticipated profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

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

In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 393,568 shares of common stock during the 2005 fiscal year.

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

Going Concern

          Historically, much of the Company’s revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through its VMI product line and to member companies of SBC Communications, Inc. (“SBC”). The Company expects revenues from these legacy customers to decline substantially during 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with competitive products and services such as its REDIview product line.

          The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product is significant. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential.

          Management currently does not expect to achieve profitability during its current fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 of its REDIview products in service. During the eleven-week period following the launch of REDIview in mid-January through March 31, 2005, total REDIview unit sales orders received by the Company met expectations under the Company’s revised business plan. While there can be no assurances, based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line, management currently anticipates that it will achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year. Management further expects that the achievement of REDIview sales targets as forecasted in its revised business plan will provide the Company with sufficient capital to fund its ongoing operations. However, there can be no assurances that the Company can achieve the required sales of REDIview product line to meet its profitability goals and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

          SBC has selected an alternate vendor to supply its next generation AVL product. As of the filing date of the Company’s Form 10Q for first fiscal quarter ended November 30, 2004, management anticipated that SBC would begin deactivating its units during the second calendar quarter of 2005. Management currently believes that SBC will likely delay deactivating the majority of its units by several months and that the deactivation of these units will be slower than initially anticipated. Management believes that under its revised business plan, the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources that were previously anticipated, as disclosed in the Company’s Form 10-Q for the period ending November 30, 2004. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales and gross margin projections heavily influence the capital requirements of the Company.

          If the Company fails to achieve its current sales and gross margin projections as forecasted in its revised business plan and/or SBC deactivates the Company’s units sooner than is currently anticipated in the Company’s projections, the Company may be required to raise additional capital funding. Currently, management believes that should additional funding be obtained, it will be raised through issuance of debt or equity securities. However, if additional capital funding is required, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Significant market acceptance of REDIview in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

•	Ability to achieve and maintain the product and service margins forecasted in the Company’s revised business plan.

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

          The excess reorganization value not attributable to specific tangible or identified intangible assets of $19.7 million was recorded as goodwill in accordance with SOP 90-7 and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142 ”). The Company’s business plan assumes significant changes including ongoing development of next generation products and services and a fundamental change to move to a recurring revenue model. The Company’s products and services that existed as of the June 30, 2004 fresh start accounting date are not expected to provide significant cash flows within the Company’s long term business plan. While the Company had begun the development of its REDIview AVL product as of June 30, 2004, the product was substantially incomplete. Thus, as of the date the Company adopted fresh start accounting, the Company’s primary value was encompassed in its experience and existing infrastructure that could allow the Company to take advantage of anticipated growth in the AVL marketplace. This strategic position is not contractually or legally based and cannot be separated from the business; therefore, such value is reflected in goodwill.

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

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Professional fees	$9	$365	$87	$365
Other net restructuring expenses and losses	(41)	—	(73)	—

Total restructuring expenses and losses	$(32)	$365	$14	$365

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

          On July 2, 2004, the Effective Date, the Company’s name was changed from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc. As a result of the application of fresh start accounting as of June 30, 2004, the Company’s financial results for the three and six-month periods ended February 2005 and 2004 include two different bases of accounting. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company.

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

Revenue Recognition

          The Company recognizes revenue when earned in accordance with the applicable accounting literature including: EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables”, Statement of Position 97-2, “Software Revenue Recognition”, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable and collectibility is reasonably assured.

          Initial sale proceeds received under multiple-element sales arrangements that require the Company to deliver products and services over a period of time and which are not determined by the Company to meet certain criteria are deferred. All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the service vehicle contract with SBC.

          Service revenue generally commences upon product installation and customer acceptance and is billed and recognized during the period such services are provided.

VMI License Right

          In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s, a United Kingdom public limited company (“Minorplanet UK”), VMI technology in the United States, Canada and Mexico. The license covered rights to existing technologies of Minorplanet UK as well as any future developments. In addition, the Company agreed to pay an annual fee of $1,000,000 to aid in funding research and development of future products covered by the license rights. Based on the Company’s evaluation of the useful life of the existing technology, probability of future developments to bring new products to market and projected cash flows from these products, the license right was initially being amortized over a 15-year life.

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

          On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to the Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.

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

Stock Based Awards

          The Predecessor Company applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense was recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. As of February 28, 2005, the Reorganized Company had issued no stock options.

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

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net loss attributable to common shares, as reported	$(1,279)	$(1,346)	$(2,477)	$(4,626)
Add: Stock-based employee compensation expense included in reported net income		11		11
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(138)		(281)

Net loss, pro forma	$(1,279)	$(1,473)	$(2,477)	$(4,896)

Net loss per share — basic and diluted As reported	$(0.20)	$(0.14)	$(0.39)	$(0.48)
Pro-forma	$(0.20)	$(0.15)	$(0.39)	$(0.51)

Restricted Stock

          On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of February 28, 2005, 525,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares are accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the three and six month periods ended February 28, 2005 as no vesting had occurred.

          The Company is currently assessing the potential impact of the recently issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”), effective June 15, 2005, on the accounting for its outstanding restricted stock (see “Recent Accounting Pronouncements” below).

Business Concentrations

          During the three and six months ended February 2005, SBC and Geologic Solutions, Inc. combined to account for approximately 74% of the Company’s total revenues. During the three and six months ended February 2004, SBC and Geologic Solutions, Inc. combined to account for approximately 71% of the Company’s total revenues.

Recent Accounting Pronouncements

          In December of 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. The Company will adopt FAS 123R in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. FAS 123R may have a material impact on the Company’s future consolidated financial statements.

          In December of 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of SFAS 109-2 will have a significant effect on its future consolidated financial statements.

          In November of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its future consolidated financial statements.

4. Securities Purchase Agreement — Sale of Series A Convertible Redeemable Preferred Stock

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

          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the six months ended February 28, 2005, the Company paid cash dividends in the amount of $166,000.

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

          With respect to the first warrant (the “Structured Warrant”), the holder has the right to purchase up to 1,000,000 shares of the Company’s Common Stock at an initial exercise price equal to $0.909 per share. The exercise price per share may be adjusted if SBC Services, Inc. and/or its affiliates do not award the Company a contract pursuant to the Request for Quotation for the provision of VTS equipment and service with (a) a minimum term of one year through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with U.S. generally accepted accounting principles) and which contract contemplates the renewal by SBC for at least one additional year, or (b) a minimum term of two years through which the Company will receive a minimum of $10,000,000 in annual gross revenues (determined in accordance with GAAP) (collectively referred to as the “SBC Condition”). If the SBC Condition is not satisfied by November 15, 2004, then the exercise price shall be equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding November 15, 2004. If the SBC Condition is not satisfied by January 15, 2005, then the exercise price shall again be adjusted so that it is equal to 75% of the average trading price for the Company’s Common Stock for the ten trading day period immediately preceding January 15, 2005. As the Company was unable to sign a contract with SBC in satisfaction of the SBC Condition, the $0.909 per share exercise price for the Structured Warrant issued to the holder of the Series A Preferred Stock was reduced to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to November 15, 2004, or $0.667 per share, and was not further adjusted on January 15, 2005 to equal 75% of the average closing price of the Company’s common stock for the 10 trading day period immediately prior to January 15, 2005 because this would have resulted in an increase in the exercise price not allowed under the terms of the Structured Warrant. In addition, the right of the selling stockholder to maintain an investment oversight committee to monitor and approve the expenditure of the net proceeds from the sale of the Series A Preferred Stock shall remain in effect indefinitely. The Structured Warrant may be exercised at any time until October 1, 2009. The Structured Warrant contains a provision that prevents any holder from exercising the Structured Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

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

5. Related Party Transactions

          On October 6, 2003, Minorplanet UK transferred 42.1 percent of the Company’s outstanding common stock to Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership position in the Company. As of February 28, 2005, Minorplanet UK was no longer a related party. See further discussion under “VMI License Right” in Note 3.

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

          Prior to the bankruptcy reorganization, the Company paid Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. During the three and six month periods ended February 29, 2004, total research and development costs incurred under this agreement were approximately $250,000 and $500,000 respectively, representing the $1.0 million fee pro-rated for the applicable periods.

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

          On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 through December 31, 2004, to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. During the three and six months ended February 28, 2005, the Company made interest payments to HFS totaling $60,000 and $120,000 respectively.

6. Other Commitments and Contingencies

Product Warranty Guarantees

          The Company provides a limited warranties on all product sales, at no additional cost to the customer, that provides for replacement of defective parts during the applicable warranty period typically ranging from one to five years. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “ Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

Reorganized
Company
Six Months
Ended
February 28, 2005
Warranty product liability at beginning of period	$375
Accruals for product warranties issued	6
Product replacements	(165)
Adjustments to pre-existing warranty estimates	122

Warranty product liability at end of period	$338

7. Segment Reporting

          The Company’s reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company’s two reportable segments are Network Service Center Systems (“NSC Systems”) and VMI.

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

          The Company’s REDIview product offering is also within the NSC Systems segment although REDIview sales have not contributed significantly to overall financial results so far during fiscal 2005 as the product was only recently launched in mid-January. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

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

	Reorganized Company
	Three Months Ended February 28, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$3,205	$1,081	$—	$4,286
Operating loss	(941)	(150)	—	(1,091)
Interest expense	80	—	—	80
Interest income	1	66	—	67
Depreciation and amortization	544	128	—	672
Net loss	(1,083)	(129)	32	(1,180)

	Predecessor Company
	Three Months Ended February 29, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$4,321	$1,646		$5,967
Operating income (loss)	1,292	(2,371)		(1,079)
Interest expense	371	—		371
Interest income	4	112		116
Depreciation and amortization	378	703		1,081
Net income (loss)	1,315	(2,296)	(365)	(1,346)

	Reorganized Company
	Six Months Ended February 28, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$6,580	$2,230	$—	$8,810
Operating loss	(1,553)	(516)	—	(2,070)
Interest expense	162	—	—	162
Interest income	1	143	—	143
Depreciation and amortization	1,059	257	—	1,317
Net loss	(1,863)	(434)	(14)	(2,311)

	Predecessor Company
	Six Months Ended February 29, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$9,511	$3,273		$12,784
Operating income (loss)	2,203	(6,128)		(3,925)
Interest expense	901	—		901
Interest income	13	216		229
Depreciation and amortization	815	1,404		2,219
Net income (loss)	1,706	(5,967)	(365)	(4,626)

8. Nasdaq Delisting Notice

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

          On February 15, 2005, the Company received notice from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), the Company was provided 180 calendar days, or until August 15, 2005, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

          The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by August 15, 2005, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

9. Service Vehicle Contract with SBC

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

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC. Currently, the Company receives approximately $0.9 million in monthly revenues from SBC representing approximately 60% of the total monthly revenues of the Company. As of the filing date of the Company’s Form 10Q for first fiscal quarter ended November 30, 2004, management anticipated that SBC would begin deactivating its units during the second calendar quarter of 2005. Management currently believes that SBC will likely delay deactivating the majority of its units by several months and that the deactivation of these units will be slower than initially anticipated. Thus, management has revised its business plans and related forecasts taking into effect the expected declining revenue from SBC. Management believes that under its current business plan, the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources that were previously anticipated, as disclosed in the Company’s Form 10-Q for the period ending November 30, 2004. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales projections heavily influence the capital requirements of the Company. Should SBC deactivate the

Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the Company may be required to raise additional capital funding. Currently, management believes that should additional funding be obtained, it will be raised through issuance of debt or equity securities. However, if additional capital funding is required, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

          The Company commercially launched REDIview during January 2005. REDIview forms the basis of revenue for the Company for future periods. The Company believes that the new product is state-of-the-art and provides industry-leading features and functionality. In addition, the Company believes the new product design expands the potential market in which the Company may pursue. As the revenues from the SBC contract steadily decline in 2005, the Company’s future revenues will be primarily dependent upon sales of its REDIview product line. The failure of the marketplace to accept the Company’s REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.

10. Change in Fiscal Year End

          The Company’s board of directors passed a resolution effective March 3, 2005 changing the Company’s fiscal year end from August 31 to December 31. The Company will file a transition report on Form 10-K for the period beginning September 1, 2005 and ending December 31, 2005 within the required 90-day period following December 31, 2005. With this fiscal year end change, the Company returns to a traditional December 31 fiscal year end. In May of 2002, the Company had changed its fiscal year end from December 31 to August 31 to match the fiscal year of its former majority stockholder. In accordance with SEC rules, the Company expects to file quarterly reports on Form 10-Q for the fiscal quarters ending May 31, 2005 and November 30, 2005 and an annual report on Form 10-K for the fiscal year ending August 31, 2005.

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

          The Company commercially launched its REDIview solution application during January 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

          The REDI 2000 mobile data logging unit combines global positioning system (GPS) technologies along with the latest in wireless, Internet protocol-based communications to deliver, throughout the day, real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

          The Company believes introduction of these new products and associated web-based architecture will provide substantial savings in wireless transmission costs over the GSM circuit-switched data Vehicle Management InformationTM (“VMI”) product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. These new products form the basis of management’s business plan for the 2005 fiscal year and beyond and will be the foundation for expected growth in revenues and anticipated profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.

          Management currently does not expect to achieve profitability during its current fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 REDIview units in service. However, there can be no assurance that the Company can achieve the required sales of its REDIview products to meet its profitability goal and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 393,568 shares of common stock during the 2005 fiscal year.

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

          Accordingly, the Company notified Minorplanet UK that it intended to reject the VMI license as part of its plan of reorganization and initiated negotiations with Minorplanet UK for a temporary use license to market and sell the VMI product. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it shall terminate.

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

•	On July 31, 2004, the Company shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

•	The Company provided Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

•	Minorplanet Limited was allowed a general unsecured claim in the amount of $1,000,000 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited released and waived its administrative claim and, as of such date, waived any future R&D fees due under Section 16.4 of the VMI license agreement.

•	The Company provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet UK by the Company.

          On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.

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

Results of Operations

          Due to the consummation of the Company’s bankruptcy and the application of fresh start accounting, results of operations for the periods after June 30, 2004 are not comparable to the results for previous periods. However, for discussion of results of operations, the financial results of the Reorganized Company for the three and six months ended February 28, 2005 have been compared to the financial results of the Predecessor Company for the three and six months ended February 29, 2004. Differences between periods due to fresh start accounting adjustments are explained when necessary.

Three Months Ended February 28, 2005, Compared to Three Months Ended February 29, 2004

          Total revenue for the three months ended February 28, 2005 decreased to $4.3 million from $6.0 million during the three months ended February 29, 2004. NSC Systems revenue decreased from $4.3 million during the three months ended February 29, 2004 to $3.2 million during the three months ended February 28, 2005. The decrease in NSC Systems revenue was primarily attributable to the reduction in the number of NSC Systems network services subscriber units from 6,420 at February 29, 2004 to 2,995 as of February 28, 2005. This ongoing decrease in NSC Systems network services subscriber units was anticipated, after the March 2002 sale to Aether Systems of certain assets and related license rights, as many of these long-haul trucking units are converting to other carrier networks. REDIview sales have not contributed significantly to overall financial results so far during fiscal 2005 as the new product offering was recently launched in mid-January 2005.

          VMI revenue decreased from $1.6 million during the three months ended February 29, 2004 to $1.1 million during the three months ended February 28, 2005. New VMI unit sales were minimal during the three months ended February 28, 2005 as sales and marketing focused primarily on the launch of REDIview. As discussed above, the Company will no longer actively market the VMI product; however, the Company will continue to service and support existing VMI customers. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the contract life. If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. The Company’s VMI customer base has declined during the previous twelve months due to customer churn and a reduction in new VMI sales as a result of the restructuring efforts. Thus, the $0.5 million decrease in VMI revenue during the three months ended February 28, 2005 is primarily due to lower ratable revenue recognition of deferred revenue associated with a smaller VMI installed base.

          Total gross profit margin improved to 54% for the three months ended February 28, 2005 from 51% during the three months ended February 29, 2004 primarily due primarily to higher service margins within the NSC Systems segment. The improvement in NSC Systems service margins was primarily due to an overall reduction in service margin contribution from the declining network subscriber unit base which has historically generated smaller gross profit margins than the SBC units contribute under the service vehicle contract. Also, a reduction in costs associated with providing ongoing maintenance services to SBC under the service vehicle contract contributed to the improved gross profit margins during the three months ended February 28, 2005.

          Total operating expenses decreased to $3.4 million during the three months ended February 28, 2005 from $4.1 million during the same period in fiscal 2004. Sales and marketing expenses increased to $0.8 million during the three months ended February 28, 2005 from $0.6 million during the three months ended February 29, 2004. The increase in sales and marketing costs was primarily attributable to the hiring of additional sales personnel in preparation for the launch of REDIview. General and administrative expenses decreased from $1.5 million during the three months ended February 29, 2004 to $1.3 million during the three months ended February 28, 2005 primarily due to restructuring efforts resulting in lower facility rents, equipment rental and other operating expenses. Bad debt expense also decreased by $0.4 million due to the lower VMI sales volume and tighter credit policies on VMI internal equipment leases. These reductions in general and administrative costs were partially offset by a $0.3 million increase in property tax expense. During the three months ended February 29, 2004, the Company reversed approximately $0.3 million in property tax accruals in order to properly reflect the Company’s liability due to a change in Texas property tax law. Depreciation and amortization expense decreased to $0.7 million during the three months ended February 28, 2005 from $1.1 million during the same period in the prior fiscal year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right. As discussed above, the Company adjusted downward the carrying value of the VMI license right to fair value upon recognition of a $28.8 million impairment loss and subsequent $1.4 million fresh start accounting adjustment during the 2004 fiscal year.

          The Company’s operating loss of $1.1 million during the three months ended February 28, 2005 was consistent with the operating loss for the same period of the prior fiscal year. A $0.7 million reduction in gross profit margin, due primarily to the decrease in NSC systems and VMI revenue discussed above was offset by a $0.7 million decrease in operating expenses. Interest expense decreased from $0.4 million during the three months ended February 29, 2004 to $0.1 million during the three months ended February 28, 2005 due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings. The Company had a net loss of $1.2 million during the three months ended February 28, 2005 as compared to a net loss of $1.3 million during the same period of the prior fiscal year. Net loss attributable to common shareholders for the three months ended February 28, 2005 was $1.3 million after inclusion of $0.1 million preferred stock dividend.

Six Months Ended February 29, 2005, Compared to Six Months Ended February 29, 2004

          Total revenue of $8.8 million for the six months ended February 29, 2005 decreased from $12.8 million during the same period of the prior fiscal year. NSC Systems revenue decreased from $9.5 million during the six months ended February 29, 2004 to $6.6 million during the six months ended February 28, 2005 primarily due to a reduction in active network subscriber units from 6,420 at February 29, 2004 to 2,995 as of February 28, 2005. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue decreased from $8.7 million during the six months ended February 29, 2004 to $6.2 million during the six months ended February 28, 2005 while NSC Systems product revenue, including ratable product revenue, decreased from $0.8 million to $0.4 million for the same periods respectively. New NSC Systems product sales during the six months ended February 29, 2005 were minimal consisting primarily of parts sales under the service vehicle contract with SBC. REDIview sales have not contributed significantly to overall financial results so far during fiscal 2005 as the new product offering was recently launched in mid-January 2005.

          VMI revenue for the six months ended February 28, 2005 was $2.2 million down from $3.3 million during the same period of the prior fiscal year. New VMI unit sales were minimal during the six months ended February 28, 2005 as sales and marketing focused primarily on the launch of REDIview. The Company no longer plans to actively market the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.

          Total gross profit margin of 51% during the six months ended February 28, 2005 improved from 46% during the six months ended February 29, 2004. Higher service margins within the NSC Systems segment contributed to the overall improvement in gross profit margin. NSC Systems service margins increased primarily due to an overall reduction in service margin contribution from the declining network subscriber unit base which has historically generated smaller gross profit margins than the SBC units contribute under the service vehicle contract. Also, a reduction in costs associated with providing ongoing maintenance services to SBC under the service vehicle contract contributed to the improved gross profit margins during the six months ended February 28, 2005.

          Total operating expenses decreased from $9.8 million during the six months ended February 29, 2004 to $6.6 million during the six months ended February 28, 2005. Sales and marketing costs decreased by $0.5 million during the six months ended February 28, 2005 to $1.2 million versus $1.7 million during the same period of the prior fiscal year. This decrease was primarily related to restructuring efforts resulting in a reduction in auto, facility costs and other related sale and marketing operating costs. General and administrative expenses decreased from $3.6 million during the six months ended February 29, 2004 to $2.6 million during the six months ended February 28, 2005 primarily due to restructuring and general cost-cutting efforts resulting in lower facility rents, equipment rental, professional fees and other operating expenses. Bad debt expense also decreased by $0.6 million due to the lower VMI sales volume and tighter credit policies on VMI internal equipment leases. These reductions in general and administrative costs were partially offset by a $0.3 million increase in property tax expense. During the three months ended February 29, 2004, the Company reversed approximately $0.3 million in property tax accruals in order to properly reflect the Company’s liability due to a change in Texas property tax law. Customer service expenses decreased to $0.8 million during the six months ended February 28, 2005 from $1.3 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $1.3 million during the six months ended February 28, 2005 from $2.2 million during the same period in the prior year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right.

          Operating losses improved to $2.1 million during the six months ended February 28, 2005 from $3.9 million during the six months ended February 29, 2004. Interest expense decreased from $0.9 million during the six months ended February 29, 2004 to $0.2 million during the six months ended February 28, 2005 due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings. The Company had a net loss of $2.3 million during the six months ended February 28, 2005 as compared to $4.6 million during the same period of the prior fiscal year. Net loss attributable to common shareholders for the six months ended February 28, 2005 was $2.5 million after inclusion of $0.2 million in preferred stock dividends.

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

Liquidity and Capital Resources

          The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $1.1 million as of February 28, 2005. Based on the Company’s revised business plan, Management believes it has sufficient capital to fund its ongoing operations. However, future cash flows will be dependent on the Company’s ability to meet its sales and profitability goals.

          The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product is significant. The Company currently believes that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential.

          Management currently does not expect to achieve profitability during its current fiscal year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Management currently estimates that for the Company to achieve profitability, it will need to have approximately 38,000 to 40,000 of its REDIview products in service. During the eleven-week period following the launch of REDIview in mid-January through March 31, 2005, total REDIview unit sales orders received by the Company met expectations under the Company’s revised business plan. While there can be no assurances, based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line, management currently anticipates that it will achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year. Management further expects that the achievement of REDIview sales targets as forecasted in its revised business plan will provide the Company with sufficient capital to fund its ongoing operations. However, there can be no assurances that the Company can achieve the required sales of REDIview product line to meet its profitability goals and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

          SBC has selected an alternate vendor to supply its next generation AVL product. As of the filing date of the Company’s Form 10Q for first fiscal quarter ended November 30, 2004, management anticipated that SBC would begin deactivating its units during the second calendar quarter of 2005. Management currently believes that SBC will likely delay deactivating the majority of its units by several months and that the deactivation of these units will be slower than initially anticipated. Management believes that under its revised business plan, the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources that were previously anticipated, as disclosed in the Company’s Form 10-Q for the period ending November 30, 2004. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales and gross margin projections heavily influence the capital requirements of the Company.

          If the Company fails to achieve its current sales and gross margin projections as forecasted in its revised business plan and/or SBC deactivates the Company’s units sooner than is currently anticipated in the Company’s projections, the Company may be required to raise additional capital funding. Currently, management believes that should additional funding be obtained, it will be raised through issuance of debt or equity securities. However, if additional capital funding is required, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

          A summary of the Company’s cash flows for the six months ended February 28, 2005 and February 29, 2004 are as follows:

	Reorganized	Predecessor
	Company	Company
	Six months	Six months
	ended	ended
	February 28,	February 29,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(3,731)	$(1,639)

Net cash used in investing activities	(566)	(190)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Other	(557)	(84)

Net cash provided by (used in) financing activities	4,094	(84)

Total change in cash	(203)	(1,913)

Cash and cash equivalents, end of period	$1,109	$3,192

          Net cash used in operating activities increased by approximately $2.1 million during the six months ended February 28, 2005 compared to the same period of the prior year primarily due to payments made to cure pre-petition liabilities related to executory contracts accepted under the plan of reorganization and payment of professional fees accrued during the reorganization. The Company’s interest payments decreased by $0.7 million during the six months ended February 28, 2005 in comparison to the same period of the prior year due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings.

          The increase in net cash used in investing activities during the six months ended February 28, 2005 in comparison to the same period of the prior year was primarily attributable to the capitalization of costs associated with the development of the REDIview product. Net cash provided by financing activities increased during the six months ended February 28, 2005 primarily due to the proceeds from the issuance of Series A Preferred Stock discussed above.

          Critical success factors in management’s plans to achieve positive cash flow from operations include:

•	Significant market acceptance of REDIview in the United States.

•	Maintaining and expanding the Company’s direct sales channel and expanding into new markets not currently served by the Company. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and the Company must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.

•	Ability to achieve and maintain the product and service margins forecasted in the Company’s revised business plan.

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

Contractual Obligations

          The following summarizes the Company’s significant financial commitments at February 28, 2005:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt (a)
Principal Payments	$2,000	$—	$2,000	$—	$—
Interest Payments	580	240	340	—	—
Capital Lease Obligations	1,172	527	476	169	—
Operating Leases	1,900	300	600	600	400
Other Notes Payable	269	269
Purchase Obligations	685	685	—	—	—
Other Long-Term Liabilities (b)	686	291	280	107	8

Total	$7,292	$2,312	$3,696	$876	$408

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

          On February 15, 2005, the Company received notice from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), the Company was provided 180 calendar days, or until August 15, 2005, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.

          The written notice further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by August 15, 2005, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.

Recent Accounting Pronouncements

          In December of 2004, the Financial Accounting Standards Board (FASB) issued FAS 123R which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. The Company will adopt FAS 123R in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. FAS 123R may have a material impact on the Company’s future consolidated financial statements.

          In December of 2004, the FASB issued Staff Position No. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends-received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. The Company does not believe that the adoption of SFAS 109-2 will have a significant effect on its future consolidated financial statements.

          In November of 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB No. 29” (“FAS 153”). The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance—that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its future consolidated financial statements.

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

          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of February 28, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

          There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended February 28, 2005, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

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

          In general, pursuant to the Plan, as of the Effective Date:

•	Holders of allowed administrative and priority claims will be paid in cash in the ordinary course as they come due or on such other terms as the parties may agree. Holders of allowed priority tax claims will receive periodic payments as provided under section 1129(a)(9)(C) of the Bankruptcy Code, unless the parties agree to other terms for the payment of such claims.

•	Holders of allowed secured claims shall receive, at the election of the Debtors, either (i) payment in cash in an amount equivalent to the full amount of such holder’s allowed secured claim; (ii) deferred cash payments over a period of five (5) years after the initial distribution date totaling the amount of such holder’s allowed secured claim, with interest; (iii) the return of the collateral securing such allowed secured claim in full satisfaction of such claim, or (iv) such other treatment as may be agreed to in writing by such holder and the Debtors.

•	Holders of allowed general unsecured claims received their pro rata share of seventy-five percent (75%) of seven million (7,000,000) shares of the new common stock of the Company on or as soon as practicable after the Effective Date.

•	Each holder of an allowed convenience claim received cash in an amount equal to fifty percent (50%) of their allowed claims, up to an aggregate maximum of one hundred fifty thousand dollars ($150,000) for all such claims paid as soon as practicable after the Effective Date.

•	All existing equity interests in the Debtors were extinguished as of the Effective Date. Each holder of an equity interest in the Company that was attributable to existing common stock received a pro rata share of twenty-five percent (25%) of seven million (7,000,000) shares of the new common stock that was not issued to holders of allowed general unsecured claims. The holders of equity interests in the Company, Limited and Caren, other than common stock, did not receive or retain any property under the Plan.

•	The new common stock and the restricted shares were issued and distributed in accordance with the terms of the Plan without further act or action under applicable law, regulation, order or rule and are exempt from registration under applicable securities law pursuant to section 1145(a) of the Bankruptcy Code.

•	The Debtors initially distributed 7,000,000 shares of new common stock to satisfy holders of allowed general unsecured claims and holders of equity interests in the Company that were attributable to existing common stock. The initial distribution of 7,000,000 shares of new common stock resulted in the satisfaction of approximately $17.6 million of allowed general unsecured claims. During the three months ended February 28, 2005, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of 122,525 shares of common stock to satisfy approximately $0.4 million in claims.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Common Stock Under Plan of Reorganization

          During the three months ended February 28, 2005, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of 122,525 shares of common stock to satisfy approximately $0.4 million in claims.

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

ITEM 6: EXHIBITS

          (a) Exhibits — See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTE DYNAMICS, INC. Date: April 14, 2005
By:	/s/ Dennis R. Casey
Dennis R. Casey
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ W. Michael Smith
W. Michael Smith
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

EXHIBIT
NUMBER		TITLE
10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

11.0	-	Statement Regarding Computation of Per Share Earnings (27)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (27)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (27)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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