Form 10-K/A
period 2004-08-31
Remote Dynamics Inc
filed 2005-06-30
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes ☑ No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

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

The number of shares outstanding of Registrant’s Common Stock was 7,325,937 as of June 22, 2005.

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

Remote Dynamics, Inc.

FORM 10-K/A
Amendment No. 2
For the Fiscal Year Ended August 31, 2004

INDEX

Page
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	3
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

     Remote Dynamics, Inc., a Delaware Corporation formerly known as Minorplanet Systems USA, Inc. (the “Company” or “Remote Dynamics”) is filing this Amendment No. 2 to its Annual Report for the fiscal year ended August 31, 2004, that was filed with the Securities and Exchange Commission on November 18, 2004 for the sole purpose of removing the disclosures made in Note 19 to the consolidated financial statements regarding the Company’s change in principal independent public accountants. Footnote 19 contained a repetitive disclosure of information that was properly disclosed in Item 9 of Form 10-K for the fiscal year ended August 31, 2004, Form 8-K filed on March 19, 2004, and Item 9 of Form 10-K for the fiscal year ended August 31, 2003.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Note has been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2005

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

Signature	Title	Date
/s/ Dennis R. Casey	Chief Executive Officer and Director	June 24, 2005

Dennis R. Casey	(Principal Executive Officer)

/s/ W. Michael Smith	Executive Vice President, Chief	June 24, 2005

W. Michael Smith	Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Gregg Pritchard		June 24, 2005

Gregg Pritchard	Director

/s/ Gerry C. Quinn		June 24, 2005

Gerry C. Quinn	Director

/s/ Thomas Honeycutt		June 24, 2005

Thomas Honeycutt	Director

/s/ Stephen CuUnjieng		June 24, 2005

Stephen CuUnjieng	Director

/s/ Matthew Petzold		June 24, 2005

Matthew Petzold	Director

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

2.9	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech,

EXHIBIT
NUMBER		TITLE
SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive Licence and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

10.29	-	Secured Promissory Note issued by the Company to SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

10.30	-	Security Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

11.0	-	Statement Regarding Computation of Per Share Earnings (26)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

31.1	-
Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (28)

31.2	-
Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (28)

32.1	-
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (28)

32.2	-
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer

EXHIBIT
NUMBER		TITLE
(Principal Financial and Accounting Officer) (28)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 13, 2004

26.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2004.

27.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on June 6, 2005.

28.	Filed herewith.