Form 10-Q
period 2005-05-31
Remote Dynamics Inc
filed 2005-07-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005,

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ________________ to _________________

Commission file number 0-26140

REMOTE DYNAMICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0352879 (I.R.S. Employer Identification No.)

1155 Kas Drive, Suite 100, Richardson, Texas (Address of principal executive offices)	75081 (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class	July 14, 2005
Common Stock, $.01 par value	7,325,937

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER
PART I.	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at May 31, 2005 (Unaudited) and August 31, 2004	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended May 31, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended May 31, 2005 and 2004	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the nine months ended May 31, 2005	6

	Notes to Condensed Consolidated Financial Statements	7-31

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6	Exhibits	50

Signatures		51

EXHIBITS:
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Unaudited
	May 31,	August 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,973	$1,312
Restricted cash	—	439
Accounts receivable, net	2,903	2,700
Inventories	658	674
Deferred product costs — current portion	829	980
Lease receivables and other current assets	865	987

Total current assets	7,228	7,092
Property and equipment, net	3,925	4,283
Deferred product costs — non-current portion	813	1,085
Goodwill	19,724	19,724
License right, net	888	1,207
Other intangibles, net	474	1,085
Lease receivables and other assets, net	816	1,280

Total assets	$33,868	$35,756

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,626	$2,167
Deferred product revenues — current portion	2,003	2,374
Note payable — SDS	1,750	—
Accrued expenses and other current liabilities	2,190	5,335

Total current liabilities	7,569	9,876
Deferred product revenues — non-current portion	2,070	3,174
Note payable — HFS	2,000	2,000
Other notes payable	521	741
Other non-current liabilities	320	466

Total liabilities	12,480	16,257

Redeemable preferred stock — Series A	3,542	—

Stockholders’ equity:
Common stock	83	75
Treasury stock	(1,860)	(1,860)
Additional paid-in capital	25,064	22,297
Deferred stock compensation	(814)	(472)
Accumulated deficit	(4,627)	(541)

Total stockholders’ equity	17,846	19,499

Total liabilities, redeemable preferred stock and stockholders’ equity	$33,868	$35,756

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2005	2004	2005	2004
Revenues:
Product	$261	$339	$784	$962
Ratable product	553	1,171	2,014	3,927
Service	3,430	3,764	10,256	13,169

Total revenues	4,244	5,274	13,054	18,058

Cost of revenues:
Product	294	97	652	662
Ratable product	317	537	939	1,869
Service	1,465	1,798	4,764	6,801

Total cost of revenues	2,076	2,432	6,355	9,332

Gross profit	2,168	2,842	6,699	8,726

Expenses:
General and administrative	1,268	1,612	3,901	5,262
Customer service	359	438	1,166	1,787
Sales and marketing	968	270	2,175	1,994
Engineering	305	584	940	1,453
Depreciation and amortization	693	1,052	2,009	3,270
Impairment loss on license right	—	28,759	—	28,759

	3,593	32,715	10,191	42,525

Operating loss	(1,425)	(29,873)	(3,492)	(33,799)

Interest income	61	96	204	325
Interest expense	(88)	(3)	(251)	(904)
Other income (expense)	(48)	(23)	(258)	313

Loss before reorganization items	(1,500)	(29,803)	(3,797)	(34,065)
Reorganization items	(8)	(1,827)	(22)	(2,190)

Net loss	(1,508)	(31,630)	(3,819)	(36,255)

Preferred stock dividends	(101)	—	(267)	—

Net loss attributable to common shareholders	$(1,609)	$(31,630)	$(4,086)	$(36,255)

Basic and diluted loss per share:

Net loss per share	$(0.24)	$(3.27)	$(0.64)	$(3.75)

Weighted average number of shares outstanding:
Basic and diluted	6,596	9,672	6,398	9,671

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Reorganized	Predecessor
	Company	Company
	Nine Months	Nine Months
	Ended May 31,	Ended May 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,819)	$(36,255)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense	22	2,190
Impairment loss on license right	—	28,759
Depreciation and amortization	1,079	1,309
Amortization of license rights and other intangibles	930	1,961
Amortization of discount on notes payable	—	30
Provision for bad debts	201	878
Amortization of deferred service revenues	(39)	(214)
Loss on equipment retired or sold	179	207
Non-cash stock compensation	—	2
Non-cash expense on repricing of warrants	85	—
Changes in operating assets and liabilities:
Decrease in restricted cash	439	—
(Increase) decrease in accounts receivable	(271)	1,467
Decrease in inventory	16	1,100
Decrease in deferred product costs	423	1,259
(Increase) decrease in lease receivables and other assets	705	(226)
Decrease in accounts payable	(541)	(1,535)
Decrease in deferred product revenues	(1,475)	(2,199)
Increase (decrease) in accrued expenses and other liabilities	929	(7,769)

Net cash used in operating activities before reorganization items	(1,137)	(9,036)

Reorganization items:
Reorganization expense	(22)	(2,190)
Reclassification of long-term debt subject to compromise	—	(14,303)
(Decrease) increase in restructuring accruals	(2,954)	2,081
Increase in liabilities subject to compromise	—	22,127

Net cash used in operating activities	(4,113)	(1,321)

Cash flows from investing activities:
Additions to property and equipment	(735)	(339)

Net cash used in investing activities	(735)	(339)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Proceeds from issuance of note payable to SDS	1,750	—
Dividends paid on preferred stock	(267)	—
Payments on capital leases and other note payables	(625)	(131)
Proceeds from exercise of stock options	—	4
Proceeds from sale of assets	—	5

Net cash (used in ) provided by financing activities	5,509	(122)

Increase (decrease) in cash and cash equivalents	661	(1,782)
Cash and cash equivalents, beginning of period	1,312	5,105

Cash and cash equivalents, end of period	$1,973	$3,323

Supplemental cash flow information:
Interest paid	$244	$998

Non-cash investing and financing activities:
Discharge of debt and exchange of common stock under the plan of reorganization	$1,311	$—

Conversion of related party liability to capital contribution	$—	$2,066

Purchases of assets through capital leases and other note payables	$489	$63

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total

Stockholders’ equity at August 31, 2004	7,450,000	$75	$22,297	$(472)	929,948	$(1,860)	$(541)	$19,499
Issuance of common stock under plan of reorganization	393,568	4	1,307					1,311
Issuance of warrants in connection with Series A preferred stock offering			1,037					1,037
Issuance of Series A preferred stock dividends							(267)	(267)
Repricing of warrants			85					85
Exercise of warrants	337,317	3	(3)					—
Issuance of restricted stock	75,000	1	67	(68)				—
Change in deferred stock compensation			274	(274)				—
Net loss							(3,819)	(3,819)

Stockholders’ equity at May 31, 2005	8,255,885	$83	$25,064	$(814)	929,948	$(1,860)	$(4,627)	$17,846

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

          On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS Capital Group SPC, Ltd. (“SDS”) in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company intends to seek stockholder approval for the exchange of the bridge note into the common stock purchase warrants at its annual meeting of stockholders to be held in August of 2005.

          Management currently does not expect to achieve profitability during the 2005 calendar year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately 74,000 of its REDIview products in service. While there can be no assurances, based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line, management currently anticipates that it will achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year. Management further expects that the achievement of REDIview sales targets as forecasted in its revised business plan will provide the Company with sufficient capital to fund its ongoing operations. However, there can be no assurances that the Company will achieve its REDIview sales targets and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

          SBC has selected an alternate vendor to supply its next generation AVL product. Although SBC began deactivating its units during the second calendar quarter of 2005, management currently believes that SBC will likely delay deactivating the majority of its units for several months and that the deactivation of these units will conclude by the end of calendar year 2005. During the three and nine months ended May 31, 2005, SBC accounted for approximately 65% and 61% of the Company’s total revenues. Management currently believes that under its revised business plan the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales and gross margin projections heavily influence the capital requirements of the Company.

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

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004
Professional fees	$3	$813	$90	$1,176
Provision for probable losses on rejection of executory contracts, unexpired leases and other claims	—	948		948
Other net restructuring expenses and losses	5	66	(68)	66

Total restructuring expenses and losses	$8	$1,827	$22	$2,190

3. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

          On July 2, 2004, the Effective Date, the Company’s name was changed from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc. As a result of the application of fresh start accounting as of June 30, 2004, the Company’s financial results for the three and nine-month periods ended May 2005 and 2004 include two different bases of accounting. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company.

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

Stock Based Awards

          The Predecessor Company applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion

No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense was recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. As of May 31, 2005, the Reorganized Company had issued no stock options.

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

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net loss attributable to common shares, as reported	$(1,609)	$(31,630)	$(4,086)	$(36,255)
Add: Stock-based employee compensation expense included in reported net income		(9)		2
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards		(137)		(417)

Net loss, pro forma	$(1,609)	$(31,776)	$(4,086)	$(36,670)

Net loss per share — basic and diluted As reported	$(0.24)	$(3.27)	$(0.64)	$(3.75)
Pro-forma	$(0.24)	$(3.29)	$(0.64)	$(3.79)

Restricted Stock

          On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of May 31, 2005, 525,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares are accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the three and nine-month periods ended May 31, 2005 as no vesting had occurred.

          The Company is currently assessing the potential impact of the recently issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-based Payment” (“FAS 123R”), effective June 15, 2005, on the accounting for its outstanding restricted stock (see “Recent Accounting Pronouncements” below).

Business Concentrations

          During the three and nine months ended May 31, 2005, SBC and Geologic Solutions, Inc. f/k/a Aether Systems, Inc. (“Geologic”) combined to account for approximately 75% and 76% of the Company’s total revenues. During the three and nine months ended May 31, 2004, SBC and Geologic combined to account for approximately 68% and 70% of the Company’s total revenues.

Recent Accounting Pronouncements

          In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. The Company will adopt FAS 123R in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. FAS 123R may have a material impact on the Company’s future consolidated financial statements.

          In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

4. Securities Purchase Agreement — Sale of Series A Convertible Redeemable Preferred Stock

Summary of terms

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock (“Common Stock”) at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated October 1, 2004, by and between the Company and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.

          In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. The Company further agreed to (i) timely file the with SEC all reports required to be filed by it under the Securities Exchange Act of 1934, (ii) reserve 5,000,000 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants described below, (iii) use commercially reasonable efforts to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (iv) not redeem, repurchase or declare or pay any cash dividend on any shares of capital stock. The Company further granted SDS the right to participate in the future issuance of equity or equity- linked securities of the Company for a period of 12 months after the closing of the Series A Preferred Stock issuance. The Company also agreed to indemnify SDS from damages it incurs (A) as a result of any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement or in the related transaction documents by the Company or (B) as a result of a cause of action brought by a third-party resulting from (1) the execution of the transaction documents, (2) any transaction financed by the use of proceeds or (3) the status of SDS as a holder of the Company’s securities.

          The terms of the Series A Preferred Stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:

          Ranking. The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.

          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared.

Holders of shares of Series A Preferred Stock will be entitled to receive out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the nine months ended May 31, 2005, the Company paid cash dividends in the amount of $267,000.

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

     On November 15, 2004 the exercise price of the Structured Warrant and Incentive Warrant was adjusted downward from $0.909 per share to $0.667 per share pursuant to the terms of the warrants as the Company was unable to sign a contract with SBC in satisfaction of the SBC Condition. Thus, the Company recorded an expense of approximately $85,000 to reflect the additional benefit created for SDS.

Structured Warrant Exercise

          On April 25, 2005, the Company received a warrant exercise notice from SDS whereby SDS irrevocably exercised its right to purchase 500,000 shares of the Company’s common stock via a cashless exercise under the Structured Warrant. As a result of the cashless exercise, SDS utilized 162,683 shares of common stock issuable upon exercise of the Structured Warrant to pay for the exercise price. Thus, on April 26, 2005, the Company issued the net amount of 337,317 shares of common stock to SDS. Following this warrant exercise, SDS has the remaining option to purchase 500,000 shares of common stock of the Company under the Structured Warrant.

5. Securities Purchase Agreement – Proposed Sale of Series B Convertible Redeemable Preferred Stock

          On May 31, 2005, the Company entered into a Securities Purchase Agreement with SDS for the proposed sale of $6.5 million of Series B convertible preferred stock and common stock purchase warrants in a private placement transaction (the “Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock would be issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder.

          The Company would receive a portion of the proceeds from the sale of the Series B Convertible Preferred Stock in the form of $5 million of Series A Convertible Preferred Stock held by SDS, which will be exchanged for the Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $750,000 from the proposed sale of the Series B Convertible Preferred Stock. The proposed Series B Convertible Preferred Stock would be convertible to common stock of the Company, par value $0.01 per share (“Common Stock”), at a minimum conversion price of $1.55 per share of Common Stock. As per the proposed transaction, SDS would also receive a common stock purchase warrant with a 5-year term to purchase 2 million shares of Common Stock at an exercise price of $1.75 per share (the “Series B Warrant”), pursuant to that certain Stock Purchase Warrant Agreement. The closing of the Series B Convertible Preferred Stock sale and the Series B Warrant is subject to customary closing conditions, including Nasdaq clearance and stockholder approval. The Company intends to obtain the approval of its stockholders to consummate the sale of the Series B Convertible Preferred Stock and the Series B Warrant at its 2005 annual meeting of stockholders to be held in August of 2005.

          As per the terms of the proposed sale of the Series B Convertible Preferred Stock and the transactions contemplated thereby, SDS would have as-converted voting rights limited to 9.99% of the outstanding common stock of the Company. Additionally, SDS would not be able to convert the preferred stock to common nor exercise the warrants to the extent that such conversions or exercises would result in the SDS beneficially owning more than 9.99% of the Company’s common stock. SDS would also have the right to designate one voting director to the Company’s board of directors and one non-voting observation director.

          In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company would use the proceeds from this offering only for general corporate purposes and working capital. The Company further agreed to (i) timely file with the SEC all reports required to be filed by it under the Securities Exchange Act of 1934, (ii) reserve 10,000,000 shares of Common Stock for issuance upon conversion of the Series B Convertible Preferred Stock and upon exercise of the Series B Warrants and the Bridge Note Warrants described below, (iii) use commercially reasonable efforts to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (iv) not redeem, repurchase or declare or pay any cash dividend on any shares of capital stock. The Company further granted SDS the right to participate in the future issuance of equity or equity-linked securities of the Company for a period of 12 months after the closing of the Series B Convertible Preferred Stock issuance. The Company also agreed to indemnify SDS from damages it incurs (A) as a result of any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement or in the related transaction documents by the Company or (B) as a result of a cause of action brought by a third-party resulting from (1) the execution of the transaction documents, (2) any transaction financed by the use of proceeds or (3) the status of SDS as a holder of the Company’s securities.

          The terms of the proposed Series B Convertible Preferred Stock are set forth in a Certificate of Designation, Preferences and Rights. The Series B Preferred Stock would bear a dividend for the first two years it remains outstanding at a rate of 8% per year for the first year and 3% per annum for the second year.

          The holders of shares of Series B Convertible Preferred Stock would have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value, plus accrued but unpaid dividends in the following events:

- the Common Stock is suspended from trading or is not listed for trading on at least one of (i) the New York Stock Exchange, (ii) the American Stock Exchange, (iii) the Nasdaq National Market or (iv) the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

- the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by the one hundred twentieth (120th) day following the Closing or such registration statement, after being declared effective, cannot be utilized by the holders of Series B Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

- the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series B Convertible Preferred Stock upon conversion of the Series B Preferred Stock as and when required and such failure continues uncured for five business days;

- the Company provides written notice (or otherwise indicates) to any holder of Series B Convertible Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series B Convertible Preferred Stock upon conversion in accordance with the terms of this Certificate of Designation;

- the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business;

- bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

- the Company shall:

- sell, convey or dispose of all or substantially all of its assets;

- merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the board of directors or other governing body of the Company comprising fifty percent (50%) of less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

- either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

- have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

- experience any other change of control not otherwise addressed above; or

- the Company otherwise shall breach any material term hereunder or under the transaction documents, and if such breach is curable, shall fail to cure such breach within ten business days after the Company has been notified thereof in writing by the holder;

     As per the proposed Certificate of Designation, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Company would not be able to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B Convertible Preferred Stock:

- alter or change the rights, preferences or privileges of the Series B Convertible Preferred Stock, or increase the authorized number of shares of Series B Convertible Preferred Stock;

- amend its certificate of incorporation or bylaws;

- issue any shares of Series B Convertible Preferred Stock other than pursuant to the Securities Purchase Agreement;

- redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

- increase the par value of the Common Stock;

- sell all or substantially all of its assets or stock, or consolidate or merge with another entity;

- enter into or permit to occur any change of control transaction;

- sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

- liquidate, dissolve, recapitalize or reorganize;

- authorize, reserve, or issue Common Stock with respect to any plan or agreement that provides for the issuance of equity securities to employees, officers, directors or consultants of the Corporation in excess of 250,000 shares of Common Stock;

- change its principal business;

- issue shares of Common Stock, other than as contemplated herein or by the Warrants;

- increase the number of members of the Board to more than 7 members, or, if no Series B director has been elected, increase the number of members of the Board to more than 6 members;

- alter or change the rights, preferences or privileges of any capital stock of the Corporation so as to affect adversely the Series B Preferred Stock;

- create or issue any Senior Securities or Pari Passu Securities;

- except for the issuance of debt securities on an unsecured basis, or incurrence of unsecured indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not Convertible Securities or Purchase Rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series B Convertible Preferred Stock upon liquidation of the Corporation, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Corporation, except as expressly required by the terms of such securities or indebtedness;

- make any dilutive issuance;

- enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

- cause or authorize any subsidiary of the Corporation to engage in any of the foregoing actions.

          If, at any time after the first anniversary of the closing of the Series B Convertible Preferred Stock sale (the “Closing”) and before the fourth anniversary of the Closing, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Common Stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Common Stock result in a value of at least $350,000 of Common Stock traded on each trading day, then the Company shall have the right to redeem all shares of Series B Preferred Stock then outstanding at price per share of Series B Convertible Preferred Stock equal to the product of two multiplied by the sum of the Face Amount plus all accrued and unpaid Dividends thereon through the closing date of such redemption.

          In no event would the holder of shares of Series B Convertible Preferred Stock, Series B Warrants or Bridge Note Warrants have the right to convert shares of Series B Convertible Preferred Stock into shares of Common Stock, exercise the Series B Warrants or Bridge Note Warrants or to dispose of any shares of Series B Convertible Preferred Stock to the extent that such right to effect such conversion or disposition would result in the holder thereof and its affiliates together beneficially owning or having the power to vote more than 9.99% of the outstanding shares of Common Stock of the Company.

Registration Rights Agreement

          In connection with the proposed issuance of Series B Convertible Preferred Stock and the Series B Warrant, the Company proposes to enter into a Registration Rights Agreement with SDS whereby the Company would grant certain rights to SDS. Within 30 days of the Closing, the Company would be obligated to file a registration statement on Form S-3 covering 10,000,000 shares of Common Stock that SDS may acquire upon conversion of the Series B Convertible Preferred Stock or exercise of the Series B Warrants or the Bridge Note Warrants. The Company would face a liquidated damages claim by SDS if: (i) the initial registration statement was not declared effective by the SEC on or prior to the 120th day after the Closing, (ii) after the effectiveness of the registration statement, sales of Common Stock cannot be made by SDS due to a stop order by the SEC or the Company’s need to update the registration statement, or (iii) the Common Stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days would equal 3% of the purchase price of the Series B Convertible Preferred Stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damaged provision discussed above, SDS would require the redemption of its Series B Convertible Preferred Stock in certain default events.

          SDS would also have the right to piggy-back on to the registration statements filed by the Company registering Common Stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to cut-back by the underwriters (if an underwritten public offering) but at least 25% of the shares requested for inclusion in the registration statement shall be included in such underwritten public offering.

Bridge Note & Security Agreement

          In connection with the proposed sale of Series B preferred stock and Series B Warrant, the Company consummated a bridge note transaction with SDS whereby the Company issued a promissory note in the amount of $1.75 million to SDS pursuant to that certain Secured Promissory Note by and between the Company and SDS dated May 31, 2005 (the “Bridge Note”). The Bridge Note bears interest at 8% per annum and is due and payable on September 30, 2005. The Bridge Note is secured by a first lien on all of the assets of the Company pursuant to that certain Security Agreement by and between SDS and the Company dated May 31, 2005. The Bridge Note automatically exchanges into a common stock purchase warrants with a 5-year term to purchase 1,666,667 shares of Common Stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of Common Stock at an exercise price of $1.75 per share upon the Company obtaining the approval for such exchange from a majority of its stockholders (collectively the “Bridge Note Warrants”) pursuant to Stock Purchase Warrants Agreements. The Company intends to seek stockholder approval for the exchange of the Bridge Note into the Bridge Note Warrants at its next annual meeting of stockholders to be held in August of 2005.

          Upon closing of the Series B Convertible Preferred Stock transaction, the Company would receive net proceeds of $750,000 which when combined with the Bridge Note proceeds would result in a total of $2.5 million to be received by the Company. The Company intends to use the net proceeds to fund its business plan.

          If the Company’s stockholders fail to approve the exchange of the secured note into the common stock purchase warrants and the Company was required to repay the secured note on September 30, 2005, the Company may be forced to raise additional capital to repay the note through the issuance of additional debt or equity securities. However, there can be no assurance that the Company would be able to raise sufficient funds to repay the secured note and sustain business operations and its failure to do so may have a material adverse effect on its business, results of operations and financial condition.

          If the Company’s stockholders fail to approve the exchange of the secured note into the common stock purchase warrants, and the Company is unable to repay the secured note, SDS may exercise its rights under the Security Agreement including taking possession of the assets of the Company, disposing of such assets in a commercially reasonable sale and retaining such amount of the proceeds from the sale of assets to repay the secured note. The failure of the Company to repay the secured note would have a material adverse effect on its business, results of operations and financial condition and could force its bankruptcy.

6. Related Party Transactions

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

          Prior to the bankruptcy reorganization, the Company paid Minorplanet Limited, the operating subsidiary of Minorplanet UK, an annual fee of $1.0 million to aid in funding research and development of future products covered by the license rights. During the three and nine month periods ended May 31, 2004, total research and development costs incurred under this agreement were approximately $333,000 and $833,000 respectively.

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

          On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 through December 31, 2004 to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. During the three and nine months ended May 31, 2005, the Company made interest payments to HFS totaling $60,000 and $180,000 respectively.

7. Basic and Diluted Net Loss Per Share

          Basic net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

          The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Reorganized	Predecessor	Reorganized	Predecessor
	Company	Company	Company	Company
	Three Months	Three Months	Nine Months	Nine Months
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,
	2005	2004	2005	2004
Net loss applicable to common stockholders:	$(1,609)	$(31,630)	$(4,086)	$(36,255)

Weighted average number of shares outstanding:
Weighted average number of shares outstanding, net of treasury shares — Basic EPS	6,596	9,672	6,398	9,671
Additional weighted average shares for assumed exercise or conversion of stock options and other securities into common stock (treasury stock method)		—		—

Weighted average number of shares outstanding, net of treasury shares — Diluted EPS	6,596	9,672	6,398	9,671

Net loss per common share applicable to common stockholders:

Basic and diluted EPS	$(0.24)	$(3.27)	$(0.64)	$(3.75)

          During the above-mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following (in thousands):

	Reorganized	Predecessor
	Company	Company (a)
	Three and Nine	Three and Nine
	Months	Months
	Ended May 31,	Ended May 31,
	2005	2004
Restricted stock ( not vested)	525	—
Convertible note payable	690	—
Convertible series A preferred stock	2,500	—
Outstanding stock options	—	318
Outstanding warrants to purchase common stock	1,125	33

(a)	All equity interests in the Predecessor Company (including but not limited to warrants and stock options) were extinguished.

8. Other Commitments and Contingencies

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

Reorganized
Company
Nine Months
Ended
May 31, 2005
Warranty product liability at beginning of period	$375
Accruals for product warranties issued	28
Product replacements	(284)
Adjustments to pre-existing warranty estimates	182

Warranty product liability at end of period	$301

9. Segment Reporting

          The Company’s reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company’s two reportable segments are Network Service Center Systems (“NSC Systems”) and VMI.

          Through its NSC Systems segment, the Company provides long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc. On March 15, 2002, the Company completed the Sale to Aether Systems, Inc. n/k/a Geologic Systems, Inc. (“Aether”) of certain NSC Systems assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to an Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether.

          The Company’s REDIview product offering is also within the NSC Systems segment. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

          VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses the satellite-based global positioning system to acquire a vehicle location on a minute-by-minute basis and a global system for mobile communications based cellular network to transmit data between the DCU’s and the CCC. Although the Company has ceased actively marketing and selling the VMI product, the Company continues to fulfill VMI product orders from existing VMI customers.

          Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. The following tables set forth segment financial information (in thousands).

	Reorganized Company
	Three Months Ended May 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$3,398	$847	$—	$4,244
Operating loss	(1,148)	(276)	—	(1,425)
Interest expense	(88)	—	—	(88)
Interest income	4	57	—	61
Depreciation and amortization	568	124	—	693
Impairment loss on license right	—	—	—	—
Net loss	(1,224)	(276)	(8)	(1,508)

	Predecessor Company
	Three Months Ended May 31, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$3,699	$1,575	$—	$5,274
Operating income (loss)	653	(30,526)	—	(29,873)
Interest expense	(3)	—	—	(3)
Interest income	2	94	—	96
Depreciation and amortization	357	695	—	1,052
Impairment loss on license right	—	28,759	—	28,759
Net income (loss)	652	(30,455)	(1,827)	(31,630)

	Reorganized Company
	Nine Months Ended May 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$9,977	$3,077	$—	$13,054
Operating loss	(2,702)	(791)	—	(3,492)
Interest expense	(251)	—	—	(251)
Interest income	4	200	—	204
Depreciation and amortization	1,628	382	—	2,009
Impairment loss on license right	—	—	—	—
Net loss	(3,087)	(711)	(22)	(3,819)

	Predecessor Company
	Nine Months Ended May 31, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$13,211	$4,847	$—	$18,058
Operating income (loss)	2,855	(36,654)	—	(33,799)
Interest expense	(904)	—	—	(904)
Interest income	15	310	—	325
Depreciation and amortization	1,171	2,099	—	3,270
Impairment loss on license right	—	28,759	—	28,759
Net income (loss)	2,357	(36,422)	(2,190)	(36,255)

10. Nasdaq Delisting Notice

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

          On April 27, 2005, the Company received written notice from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) as the closing bid price for the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the matter regarding the Company’s non-compliance with Marketplace Rule 4310(c)(4) was closed and the Company’s listing on the Nasdaq Small Cap Market was in good standing.

11. Service Vehicle Contract with SBC

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

          In late October 2004, SBC informed the Company that SBC had selected another vendor to provide vehicle tracking products and services to SBC. Currently, the Company receives approximately $0.9 million in monthly revenues from SBC representing approximately 64% of the total monthly revenues of the Company. SBC began deactivating units during the second calendar quarter of 2005. However, management currently believes that SBC will likely delay deactivating the majority of its units for several months before completing the deactivation of its units by the end of the 2005 calendar year. Thus, management has revised its business plans and related forecasts taking into effect the expected declining revenue from SBC. Management believes that under its current business plan, the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales projections heavily influence the capital requirements of the Company. Should SBC deactivate the Company’s units sooner than is currently anticipated in the Company’s projections, or the Company not meet its current sales projections, the Company may be required to raise additional capital funding. Currently, management believes that should additional funding be obtained, it will be raised through issuance of debt or equity securities. However, if additional capital funding is required, there can be no assurance that the Company will be able to raise the funds necessary to sustain the Company’s operations until revenues from sales of REDIview are sufficient to sustain the Company’s operations and the failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

12. Change in Fiscal Year End

          The Company’s board of directors passed a resolution effective March 3, 2005 changing the Company’s fiscal year end from August 31 to December 31. The Company will file a transition report on Form 10-K for the period beginning September 1, 2005 and ending December 31, 2005 within the required 90-day period following December 31, 2005. With this fiscal year end change, the Company returns to a traditional December 31 fiscal year end. In May of 2002, the Company had changed its fiscal year end from December 31 to August 31 to match the fiscal year of its former majority stockholder. In accordance with SEC rules, the Company expects to file a quarterly report on Form 10-Q for the fiscal quarter ending November 30, 2005 and an annual report on Form 10-K for the fiscal year ending August 31, 2005.

13. Subsequent Event — Network Services Contract with Geologic

     On July 1, 2005, Geologic provided the Company with written notice of its intent under the existing Transition Services Agreement to no longer require the Company to provide network services for the HighwayMaster HM 5000 network subscribers which have not yet transitioned to the Geologic product/service, to be effective August 31, 2005. Geologic also requested that the Company continue to provide certain information technology services to Geologic under the Transition Services Agreement. The Company, may, but is not required to, continue to provide enhanced data services to these HM 5000 network subscribers under new service contracts effective subsequent to August 31, 2005, retaining all revenues generated from the service contracts. The Company is currently evaluating the business prospects of continuing to provide such services. During the three and nine months ended May 31, 2005, Geologic accounted for approximately 11% and 14% of the Company’s total revenues and 0% and 1% of the Company’s gross margin respectively. The Company does not expect the Geologics’ notification to cease the provision of enhanced data services to the HM 5000 network subscribers to have a material adverse effect on the Company’s business, results of operations or financial condition.

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

          The Company commercially launched its REDIview solution application during January 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-

capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

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

          SBC has selected an alternate vendor to supply its next generation AVL product. Although SBC began deactivating its units during the second calendar quarter of 2005, management currently believes that SBC will likely delay deactivating the majority of its units for several months and that the deactivation of these units will conclude by the end of calendar year 2005. During the three and nine months ended May 31, 2005, SBC accounted for approximately 65% and 61% of the Company’s total revenues. Management currently believes that under its revised business plan the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales and gross margin projections heavily influence the capital requirements of the Company.

          Management currently does not expect to achieve profitability during the 2005 calendar year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately 74,000 REDIview units in service. However, there can be no assurance that the Company will achieve its REDIview sales targets and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Subsequent Event — Network Services Contract with Geologic

     On July 1, 2005, Geologic provided the Company with written notice of its intent under the existing Transition Services Agreement to no longer require the Company to provide network services for the HighwayMaster HM 5000 network subscribers which have not yet transitioned to the Geologic product/service, to be effective August 31, 2005. Geologic also requested that the Company continue to provide certain information technology services to Geologic under the Transition Services Agreement. The Company, may, but is not required to, continue to provide enhanced data services to these HM 5000 network subscribers under new service contracts effective subsequent to August 31, 2005, retaining all revenues generated from the service contracts. The Company is currently evaluating the business prospects of continuing to provide such services. During the three and nine months ended May 31, 2005, Geologic accounted for approximately 11% and 14% of the Company’s total revenues and 0% and 1% of the Company’s gross margin respectively. The Company does not expect the Geologics’ notification to cease the provision of enhanced data services to the HM 5000 network subscribers to have a material adverse effect on the Company’s business, results of operations or financial condition.

Results of Operations

          Due to the consummation of the Company’s bankruptcy and the application of fresh start accounting, results of operations for the periods after June 30, 2004 are not comparable to the results for previous periods. However, for discussion of results of operations, the financial results of the Reorganized Company for the three and nine months ended May 31, 2005 have been compared to the financial results of the Predecessor Company for the three and nine months ended May 31, 2004. Differences between periods due to fresh start accounting adjustments are explained when necessary.

Three Months Ended May 31, 2005, Compared to Three Months Ended May 31, 2004

          Total revenue for the three months ended May 31, 2005 decreased to $4.2 million from $5.3 million during the three months ended May 31, 2004. NSC Systems revenue decreased from $3.7 million during the three months ended May 31, 2004 to $3.4 million during the three months ended May 31, 2005. The decrease in NSC Systems revenue was primarily attributable to the reduction in the number of NSC Systems network services subscriber units from 5,292 at May 31, 2004 to 2,243 as of May 31, 2005. This ongoing decrease in NSC Systems network services subscriber units was anticipated, after the March 2002 sale to Aether of certain assets and related license rights, as many of these long-haul trucking units are converting to other carrier networks. REDIview sales accounted for approximately $0.2 million of the total NSC Systems revenue during the three months ended May 31, 2005. In accordance with the Company’s revenue recognition policies, REDIview product revenue and the associated cost of sales are deferred and recognized over the customer’s contract life.

          VMI revenue decreased from $1.6 million during the three months ended May 31, 2004 to $0.8 million during the three months ended May 31, 2005. New VMI unit sales were minimal during the three months ended May 31, 2005 as sales and marketing focused primarily on sales of the REDIview product line. As discussed above, the Company will no longer actively market the VMI product; however, the Company will continue to service and support existing VMI customers. In accordance with the Company’s revenue recognition policies, VMI revenue and the associated cost of sales are deferred and recognized over the customer’s contract life. If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. The Company’s VMI customer base has declined during the previous twelve months due to unit conversions to REDIview, customer churn and a reduction in new VMI sales. Thus, the $0.8 million decrease in VMI revenue during the three months ended May 31, 2005 is primarily due to lower ratable revenue recognition of deferred revenue associated with a smaller VMI installed base.

          Total gross profit margin decreased from 54% during the three months ended May 31, 2004 to 51% during the three months ended May 31, 2005 primarily due to lower product margins within the VMI segment. The decrease in VMI product margins primarily resulted from unit conversions to the REDIview product and increases in VMI warranty expense. NSC Systems gross profit margin increased to 59% during the three months ended May 31, 2005 from 58% during the three months ended May 31, 2004.

          During the third fiscal quarter ended May 31, 2004, the Company notified Minorplanet UK that it intended to reject the VMI license as part of the its plan of reorganization and later negotiated the Compromise and Settlement Agreement regarding the license right described above. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires management of the Company to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right at $2.8 million as of May 31, 2004. Thus, the Company recognized an impairment loss of $28.8 million during the third quarter of fiscal 2004.

          Sales and marketing expenses increased to $1.0 million during the three months ended May 31, 2005 from $0.3 million during the three months ended May 31, 2004. The increase in sales and marketing costs was primarily attributable to the hiring of additional REDIview sales personnel. General and administrative expenses decreased from $1.6 million during the three months ended May 31, 2004 to $1.3 million during the three months ended May 31, 2005 primarily due to a decrease in VMI bad debt expense and restructuring efforts resulting in lower facility rents, equipment rental and other operating expenses. Engineering expenses decreased from $0.6 million during the three months ended May 31, 2004 to $0.3 million during the three months ended May 31, 2005 primarily due to the elimination of VMI research and development costs paid to Minorplanet UK. Depreciation and amortization expense decreased to $0.7 million during the three months ended May 31, 2005 from $1.1 million during the same period in the prior fiscal year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right. As discussed above, the Company adjusted downward the carrying value of the VMI license right to fair value upon recognition of a $28.8 million impairment loss and subsequent $1.4 million fresh start accounting adjustment during the 2004 fiscal year.

          The Company recorded $1.8 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the three months ended May 31, 2004, including $0.9 million in professional fees and a $0.9 million provision for probable losses related to the rejection of executory contracts, unexpired leases, and other claims. Operating losses for the three months ended May 31, 2005 were $1.4 million in comparison to a $29.9 million operating loss for the same period of the prior year that included the $28.8 million impairment loss on the VMI license right.

          The Company had a net loss of $1.5 million during the three months ended May 31, 2005 as compared to a net loss of $31.6 million during the same period of the prior fiscal year. Net loss attributable to common shareholders for the three months ended May 31, 2005 was $1.6 million after inclusion of $0.1 million preferred stock dividend.

Nine Months Ended May 31, 2005, Compared to Nine Months Ended May 31, 2004

          Total revenue of $13.1 million for the nine months ended May 31, 2005 decreased from $18.1 million during the same period of the prior fiscal year. NSC Systems revenue decreased from $13.2 million during the nine months ended May 31, 2004 to $10.0 million during the nine months ended May 31, 2005 primarily due to a reduction in active network subscriber units from 5,292 at May 31, 2004 to 2,243 as of May 31, 2005. This decrease in network services subscriber units was anticipated after the Sale to Aether as many of these units have converted to either Aether’s network or to other carrier networks. NSC Systems service revenue decreased from $12.2 million during the nine months ended May 31, 2004 to $9.4 million during the nine months ended May 31, 2005 while NSC Systems product revenue, including ratable product revenue, decreased from $1.0 million to $0.6 million for the same periods respectively. New NSC Systems product sales during the nine months ended May 31, 2005 were minimal consisting primarily of parts sales under the service vehicle contract with SBC. In accordance with the Company’s revenue recognition policies, REDIview revenue and the associated cost of sales are deferred and recognized over the customer’s contract life. Thus, REDIview sales accounted for only $0.2 million of total NSC Systems revenue during the nine months ended May 31, 2005.

          VMI revenue for the nine months ended May 31, 2005 was $3.1 million down from $4.8 million during the same period of the prior fiscal year. New VMI unit sales were minimal during the nine months ended May 31, 2005 as sales and marketing focused on sales of the REDIview product line. The Company no longer plans to actively market the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.

          Total gross profit margin of 51% during the nine months ended May 31, 2005 improved from 48% during the nine months ended May 31, 2004. Higher service margins within the NSC Systems segment contributed to the overall improvement in gross profit margin. NSC Systems service margins increased primarily due to an overall reduction in service margin contribution from the declining network subscriber unit base which has historically generated smaller gross profit margins than the SBC units contribute under the service vehicle contract. Also, a reduction in costs associated with providing ongoing maintenance services to SBC under the service vehicle contract contributed to the improved gross profit margins during the nine months ended May 31, 2005.

          Total operating expenses decreased from $42.5 million during the nine months ended May 31, 2004 to $10.2 million during the nine months ended May 31, 2005. The Company recorded a $28.8 million impairment loss on the VMI license right during the nine months ended May 31, 2004. Sales and marketing costs increased by $0.2 million during the nine months ended May 31, 2005 to $2.2 million versus $2.0 million during the same period of the prior fiscal year. This increase was primarily related to the hiring of sales personnel for REDIview offset by restructuring efforts resulting in a reduction in auto, facility costs and other related sale and marketing operating costs. General and administrative expenses decreased from $5.3 million during the nine months ended May 31, 2004 to $3.9 million during the nine months ended May 31, 2005 primarily due to restructuring and general cost-cutting efforts resulting in lower facility rents, equipment rental, professional fees and other operating expenses. Bad debt expense also decreased by $0.7 million due to the lower VMI sales volume and tighter credit policies on VMI internal equipment leases. Customer service expenses decreased to $1.2 million during the nine months ended May 31, 2005 from $1.8 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $2.0 million during the nine months ended May 31, 2005 from $3.3 million during the same period in the prior year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right.

          The Company recorded $2.2 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the nine months ended May 31, 2004, including $1.2 million in professional fees and a $1.0 million provision for probable losses related to the rejection of executory contracts, unexpired leases, and other claims. Operating losses decreased to $3.5 million during the nine months ended May 31, 2005 from $33.8 million during the nine months ended May 31, 2004. Interest expense decreased from $0.9 million during the nine months ended May 31, 2004 to $0.3 million during the nine months ended May 31, 2005 due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings offset by $0.2 million interest expense on the HFS note payable. The Company had a net loss of $3.8 million during the nine months ended May 31, 2005 as compared to $36.3 million during the same period of the prior fiscal year (including reorganization items and the VMI impairment loss). Net loss attributable to common shareholders for the nine months ended May 31, 2005 was $4.1 million after inclusion of $0.3 million in preferred stock dividends.

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

Liquidity and Capital Resources

          The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $2.0 million as of May 31, 2005. Based on the Company’s revised business plan, management believes it has sufficient capital to fund its ongoing operations. However, future cash flows will be dependent on the Company’s ability to meet its sales and profitability goals.

          The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product, is significant. The Company currently believes that it will be well positioned with its telematics product lines and proven operations support to take advantage of the significant market potential.

          Management currently does not expect to achieve profitability during the 2005 calendar year since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately 74,000 of its REDIview products in service. While there can be no assurances, based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line, management currently anticipates that it will achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year. Management further expects that the achievement of REDIview sales targets as forecasted in its revised business plan will provide the Company with sufficient capital to fund its ongoing operations. However, there can be no assurances that the Company will achieve its REDIview sales targets and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.

          SBC has selected an alternate vendor to supply its next generation AVL product. Although SBC began deactivating its units during the second calendar quarter of 2005, management currently believes that SBC will likely delay deactivating the majority of its units by several months before completing deactivation of all units by the end of the 2005 calendar year. During the three and nine months ended May 31, 2005, SBC accounted for approximately 65% and 61% of the Company’s total revenues. Management believes that under its revised business plan, the Company has sufficient cash to maintain its ongoing operations without obtaining additional capital resources. However, the timing of the deactivations by SBC as well as the ability of the Company to meet its REDIview sales and gross margin projections heavily influence the capital requirements of the Company.

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

          On October 4, 2004, the Company announced that it had closed the sale of 5,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5 million, on October 1, 2004 (the “Closing”). Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder. In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. In connection with the issuance of shares of Series A Preferred Stock, the Company also issued to the Series A Preferred Stock holder two warrants to purchase shares of the Company’s common stock (see “Securities Purchase Agreement – Sale of Series A Preferred Stock” in Item 2 of Part II in this Form 10-Q for additional information regarding the Series A Preferred Stock transaction).

          On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company intends to seek stockholder approval for the exchange of the bridge note into the common stock purchase warrants at its annual meeting of stockholders to be held in August of 2005.

          A summary of the Company’s cash flows for the nine months ended May 31, 2005 and 2004 are as follows:

	Reorganized	Predecessor
	Company	Company
	Nine months	Nine months
	ended	ended
	May 31, 2005	May 31, 2004
	(in thousands)
Net cash used in operating activities	$(4,113)	$(1,321)

Net cash used in investing activities	(735)	(339)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	4,651	—
Proceeds from issuance of note payable to SDS	1,750
Other	(892)	(122)

Net cash provided by (used in) financing activities	5,509	(122)

Total change in cash	661	(1,782)

Cash and cash equivalents, end of period	$1,973	$3,323

          Net cash used in operating activities increased by approximately $2.8 million during the nine months ended May 31, 2005 compared to the same period of the prior year primarily due to payments made to cure pre-petition liabilities related to executory contracts accepted under the plan of reorganization and payment of professional fees accrued during the reorganization. The Company’s interest payments decreased by $0.9 million during the nine months ended May 31, 2005 in comparison to the same period of the prior year due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings which was offset by $0.2 million in interest payments to HFS Minorplanet Funding LLC on the Company’s $2.0 million convertible note payable.

          The increase in net cash used in investing activities during the nine months ended May 31, 2005 in comparison to the same period of the prior year was primarily attributable to the capitalization of costs associated with the development of the REDIview product. Net cash provided by financing activities increased during the nine months ended May 31, 2005 primarily due to the proceeds from the issuance of Series A Preferred Stock and convertible promissory note payable to SDS Capital Group SPC, Ltd. discussed above.

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

Contractual Obligations

          The following summarizes the Company’s significant financial commitments at May 31, 2005:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Note Payable - SDS (a)
Principal Payments	$1,750	$1,750	$—	$—	$—
Interest Payments	47	47	—	—	—
Note Payable - HFS (b)
Principal Payments	2,000	—	2,000	—	—
Interest Payments	520	240	280	—	—
Capital Lease Obligations	1,051	518	402	131	—
Operating Leases	1,838	312	601	600	325
Other Notes Payable	160	160	—	—	—
Purchase Obligations (c)	2,775	2,775	—	—	—
Other Long-Term Liabilities (d)	627	286	237	96	8

Total	$10,768	$6,088	$3,520	$827	$333

(a)	Convertible promissory note payable to SDS Capital Group SPC, Ltd. with the principal balance being due in September of 2005. Interest is payable upon maturity based on an annual rate of 8%. The note is secured by a first lien on all of the assets of the Company pursuant to that certain Security Agreement by and between SDS Capital Group SPC, Ltd. and the Company dated May 31, 2005. The note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company intends to seek stockholder approval for the exchange of this note into the common stock purchase warrants at its annual meeting of stockholders to be held in August of 2005.

(b)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

(c)	Primarily includes obligations to purchase REDIview inventory.

(d)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.

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

          On April 27, 2005, the Company received written notice from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market that the Company had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) as the closing bid price for the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the matter regarding the Company’s non-compliance with Marketplace Rule 4310(c)(4) was closed and the Company’s listing on the Nasdaq Small Cap Market was in good standing.

Recent Accounting Pronouncements

          In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. The Company will adopt FAS 123R in the required period and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. FAS 123R may have a material impact on the Company’s future consolidated financial statements.

          In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on our results of operations or financial position.

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

          Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of May 31, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.

          There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the third fiscal quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

As of May 31, 2005 the Company has substantially completed all distributions to creditors required by the Plan.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Purchase Agreement – Proposed Sale of Series B Preferred Stock and Warrants

          On May 31, 2005, the Company entered into a Securities Purchase Agreement with SDS for the proposed sale of $6.5 million of Series B convertible preferred stock and common stock purchase warrants in a private placement transaction (the “Series B Convertible Preferred Stock”). The Series B Convertible Preferred Stock would be issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder.

          The Company would receive a portion of the proceeds from the sale of the Series B Convertible Preferred Stock in the form of $5 million of Series A Convertible Preferred Stock held by SDS, which will be exchanged for the Series B Convertible Preferred Stock, resulting in net proceeds to the Company of $750,000 from the proposed sale of the Series B Convertible Preferred Stock. The proposed Series B Convertible Preferred Stock would be convertible to common stock of the Company, par value $0.01 per share (“Common Stock”), at a minimum conversion price of $1.55 per share of Common Stock. As per the proposed transaction, SDS would also receive a common stock purchase warrant with a 5-year term to purchase 2 million shares of Common Stock at an exercise price of $1.75 per share (the “Series B Warrant”), pursuant to that certain Stock Purchase Warrant Agreement. The closing of the Series B Convertible Preferred Stock sale and the Series B Warrant is subject to customary closing conditions, including Nasdaq clearance and stockholder approval. The Company intends to obtain the approval of its stockholders to consummate the sale of the Series B Convertible Preferred Stock and the Series B Warrant at its 2005 annual meeting of stockholders to be held in August of 2005.

          As per the terms of the proposed sale of the Series B Convertible Preferred Stock and the transactions contemplated thereby, SDS would have as-converted voting rights limited to 9.99% of the outstanding common stock of the Company. Additionally, SDS would not be able to convert the preferred stock to common nor exercise the warrants to the extent that such conversions or exercises would result in SDS beneficially owning more than 9.99% of the Company’s common stock. SDS would also have the right to designate one voting director to the Company’s board of directors and one non-voting observation director.

          In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company would use the proceeds from this offering only for general corporate purposes and working capital. The Company further agreed to (i) timely file with the SEC all reports required to be filed by it under the Securities Exchange Act of 1934, (ii) reserve 10,000,000 shares of Common Stock for issuance upon conversion of the Series B Convertible Preferred Stock and upon exercise of the Series B Warrants and the Bridge Note Warrants described below, (iii) use commercially reasonable efforts to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (iv) not redeem, repurchase or declare or pay any cash dividend on any shares of capital stock. The Company further granted SDS the right to participate in the future issuance of equity or equity-linked securities of the Company for a period of 12 months after the closing of the Series B Convertible Preferred Stock issuance. The Company also agreed to indemnify SDS from damages it incurs (A) as a result of any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement or in the related transaction documents by the Company or (B) as a result of a cause of action brought by a third-party resulting from (1) the execution of the transaction documents, (2) any transaction financed by the use of proceeds or (3) the status of SDS as a holder of the Company’s securities.

          The terms of the proposed Series B Convertible Preferred Stock are set forth in a Certificate of Designation, Preferences and Rights. The Series B Preferred Stock would bear a dividend for the first two years it remains outstanding at a rate of 8% per year for the first year and 3% per annum for the second year.

          The holders of shares of Series B Convertible Preferred Stock would have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value, plus accrued but unpaid dividends in the following events:

- the Common Stock is suspended from trading or is not listed for trading on at least one of (i) the New York Stock Exchange, (ii) the American Stock Exchange, (iii) the Nasdaq National Market or (iv) the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

- the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by the one hundred twentieth (120th) day following the Closing or such registration statement, after being declared effective, cannot be utilized by the holders of Series B Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

- the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series B Convertible Preferred Stock upon conversion of the Series B Preferred Stock as and when required and such failure continues uncured for five business days;

- the Company provides written notice (or otherwise indicates) to any holder of Series B Convertible Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series B Convertible Preferred Stock upon conversion in accordance with the terms of this Certificate of Designation;

- the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business;

- bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

- the Company shall:

- sell, convey or dispose of all or substantially all of its assets;

- merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the board of directors or other governing body of the Company comprising fifty percent (50%) of less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

- either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

- have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

- experience any other change of control not otherwise addressed above; or

- the Company otherwise shall breach any material term hereunder or under the transaction documents, and if such breach is curable, shall fail to cure such breach within ten business days after the Company has been notified thereof in writing by the holder;

As per the proposed Certificate of Designation, as long as any shares of Series B Convertible Preferred Stock are outstanding, the Company would not be able to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B Convertible Preferred Stock:

- alter or change the rights, preferences or privileges of the Series B Convertible Preferred Stock, or increase the authorized number of shares of Series B Convertible Preferred Stock;

- amend its certificate of incorporation or bylaws;

- issue any shares of Series B Convertible Preferred Stock other than pursuant to the Securities Purchase Agreement;

- redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

- increase the par value of the Common Stock;

- sell all or substantially all of its assets or stock, or consolidate or merge with another entity;

- enter into or permit to occur any change of control transaction;

- sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

- liquidate, dissolve, recapitalize or reorganize;

- authorize, reserve, or issue Common Stock with respect to any plan or agreement that provides for the issuance of equity securities to employees, officers, directors or consultants of the Corporation in excess of 250,000 shares of Common Stock;

- change its principal business;

- issue shares of Common Stock, other than as contemplated herein or by the Warrants;

- increase the number of members of the Board to more than 7 members, or, if no Series B director has been elected, increase the number of members of the Board to more than 6 members;

- alter or change the rights, preferences or privileges of any capital stock of the Corporation so as to affect adversely the Series B Preferred Stock;

- create or issue any Senior Securities or Pari Passu Securities;

- except for the issuance of debt securities on an unsecured basis, or incurrence of unsecured indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not Convertible Securities or Purchase Rights, issue any debt securities or incur any indebtedness that would have any preferences over the Series B Convertible Preferred Stock upon liquidation of the Corporation, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Corporation, except as expressly required by the terms of such securities or indebtedness;

- make any dilutive issuance;

- enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

- cause or authorize any subsidiary of the Corporation to engage in any of the foregoing actions.

     If, at any time after the first anniversary of the closing of the Series B Convertible Preferred Stock sale (the “Closing”) and before the fourth anniversary of the Closing, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Common Stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Common Stock result in a value of at least $350,000 of Common Stock traded on each trading day, then the Company shall have the right to redeem all shares of Series B Preferred Stock then outstanding at price per share of Series B Convertible Preferred Stock equal to the product of two multiplied by the sum of the Face Amount plus all accrued and unpaid Dividends thereon through the closing date of such redemption.

     In no event would the holder of shares of Series B Convertible Preferred Stock, Series B Warrants or Bridge Note Warrants have the right to convert shares of Series B Convertible Preferred Stock into shares of Common Stock, exercise the Series B Warrants or Bridge Note Warrants or to dispose of any shares of Series B Convertible Preferred Stock to the extent that such right to effect such conversion or disposition would result in the holder thereof and its affiliates together beneficially owning or having the power to vote more than 9.99% of the outstanding shares of Common Stock of the Company.

     Registration Rights Agreement

     In connection with the proposed issuance of Series B Convertible Preferred Stock and the Series B Warrant, the Company proposes to enter into a Registration Rights Agreement with SDS whereby the Company would grant certain rights to SDS. Within 30 days of the Closing, the Company would be obligated to file a registration statement on Form S-3 covering 10,000,000 shares of Common Stock that SDS may acquire upon conversion of the Series B Convertible Preferred Stock or exercise of the Series B Warrants or the Bridge Note Warrants. The Company would face a liquidated damages claim by SDS if: (i) the initial registration statement was not declared effective by the SEC on or prior to the 120th day after the Closing, (ii) after the effectiveness of the registration statement, sales of Common Stock cannot be made by SDS due to a stop order by the SEC or the Company’s need to update the registration statement, or (iii) the Common Stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days would equal 3% of the purchase price of the Series B Convertible Preferred Stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damaged provision discussed above, SDS would require the redemption of its Series B Convertible Preferred Stock in certain default events.

SDS would also have the right to piggy-back on to the registration statements filed by the Company registering Common Stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to cut-back by the underwriters (if an underwritten public offering) but at least 25% of the shares requested for inclusion in the registration statement shall be included in such underwritten public offering.

     Bridge Note & Security Agreement

     In connection with the proposed sale of Series B preferred stock and Series B Warrant, the Company consummated a bridge note transaction with SDS whereby the Company issued a promissory note in the amount of $1.75 million to SDS pursuant to that certain Secured Promissory Note by and between the Company and SDS dated May 31, 2005(the “Bridge Note”). The Bridge Note bears interest at 8% per annum and is due and payable on September 30, 2005. The Bridge Note is secured by a first lien on all of the assets of the Company pursuant to that certain Security Agreement by and between SDS and the Company dated May 31, 2005. The Bridge Note automatically exchanges into a common stock purchase warrants with a 5-year term to purchase 1,666,667 shares of Common Stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of Common Stock at an exercise price of $1.75 per share upon the Company obtaining the approval for such exchange from a majority of its stockholders (collectively the “Bridge Note Warrants”) pursuant to Stock Purchase Warrants Agreements. The Company intends to seek stockholder approval for the exchange of the Bridge Note into the Bridge Note Warrants at its next annual meeting of stockholders to be held in August of 2005.

     Upon closing of the Series B Convertible Preferred Stock transaction, the Company would receive net proceeds of $750,000 which when combined with the Bridge Note proceeds would result in a total of $2.5 million to be received by the Company. The Company intends to use the net proceeds to fund its business plan.

     If the Company’s stockholders fail to approve the exchange of the secured note into the common stock purchase warrants and the Company was required to repay the secured note on September 30, 2005, the Company may be forced to raise additional capital to repay the note through the issuance of additional debt or equity securities. However, there can be no assurance that the Company would be able to raise sufficient funds to repay the secured note and sustain business operations and its failure to do so may have a material adverse effect on its business, results of operations and financial condition.

     If the Company’s stockholders fail to approve the exchange of the secured note into the common stock purchase warrants, and the Company is unable to repay the secured note, SDS may exercise its rights under the Security Agreement including taking possession of the assets of the Company, disposing of such assets in a commercially reasonable sale and retaining such amount of the proceeds from the sale of assets to repay the secured note. The failure of the Company to repay the secured note would have a material adverse effect on its business, results of operations and financial condition and could force its bankruptcy.

ITEM 6: EXHIBITS

     (a) Exhibits - See the attached Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: July 14, 2005

By:	/s/ Dennis R. Casey

Dennis R. Casey
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ W. Michael Smith

W. Michael Smith
Executive Vice President, Chief Operating Officer,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.8	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

2.9	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive License and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed

EXHIBIT
NUMBER		TITLE
by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

10.29	-	Secured Promissory Note issued by the Company to SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

10.30	-	Security Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (28)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (28)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (28)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (28)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No.

33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 13, 2004.

26.	Filed in connection with Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

27.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on June 6, 2005.

28.	Filed herewith.