Form 10-K
period 2005-08-31
Remote Dynamics Inc
filed 2005-12-14
CIK 944400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005 or

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
     Yes ☑    No ☐.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS;
     Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑    No ☐
     The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant as of February 28, 2005 was $2,422,282.00*
The number of shares outstanding of Registrant’s Common Stock was 7,265,937 as of December 14, 2005.

*	Excludes the Common Stock held by executive officers, directors and by stockholders whose ownership exceeds 5% of the Common Stock outstanding at February 28, 2005. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

Remote Dynamics, Inc.
FORM 10-K
For the Fiscal Year Ended August 31, 2005

i

PART I
ITEM 1. BUSINESS
GENERAL
     Stockholders should also carefully consider the information presented under “Risk Factors” below.
EXECUTIVE SUMMARY
     Remote Dynamics, Inc., a Delaware Corporation (the “Company”), markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. The Company’s core technology, telematics, combines wireless communications, Global Positioning System (“GPS”) location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. The Company’s state of the art fleet management solution contributes to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables the Company’s customers to correct those inefficiencies and deliver significant savings to the bottom line.
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). The Company expects revenues from these legacy customers to cease by the end of the calendar year 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation, competitive products and services.
     On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based GPS location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets based in major metropolitan areas.
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
     The Company commercially introduced its next generation AVL product, REDIview, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device to function as a communications hub for personal computers and handheld devices, 2) ability for the AVL mobile device to communicate with WiFi hotspots, 3) ability for the AVL mobile device to integrate with a variety of in-vehicle sensors, and 4) ability to integrate the AVL information into existing customer legacy applications.
     The Company’s new REDIview product line forms the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Management currently does not expect to achieve profitability during the 2005 and 2006 calendar years since the Company will be expanding its sales channels and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.9 million in monthly revenues. However, there can be no assurance that the Company will achieve its REDIview sales targets and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.
HISTORICAL BACKGROUND
     The Company markets and sells products and services in the AVL market in the United States. The Company’s AVL products are designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.
     The Company’s initial product offering, the Series 5000, was developed for, and sold to, companies that operate in the long-haul trucking market. The Company provides mobile communications services to the long-haul trucking market through a wireless enhanced services network, which utilizes patented technology developed and owned by the Company, to integrate various transmission, long-distance, switching, tracking and other services provided through contracts with certain telecommunications companies and cellular carriers. The Company’s wireless enhanced services network covers 98% of the available analog cellular service areas in the United States, and 100% of the available A-side coverage in Canada. A-side coverage refers to a type of license awarded by the FCC to provide cellular service in a specific area. Call processing and related functions for the Company’s enhanced wireless network are provided through the Company’s Network Services Center (the “NSC”). The Company holds 42 United States and 21 foreign patents that cover certain key features of its network that are used in locating and communicating with vehicles using the existing cellular infrastructure. The Series 5000 product application was customized and has been sold to and installed in the service vehicle fleets of member companies of SBC Communications, Inc. (“SBC”) pursuant to the Service Vehicle Contract (the “Service Vehicle Contract”).
     On June 5, 2001, the Company effected a 1-for-5 reverse stock split that was approved by the stockholders at the annual meeting.
     On June 21, 2001, the Company consummated the stock issuance transactions approved by the Company’s stockholders at the annual meeting on June 4, 2001. As a result of the closing of transactions contemplated by that certain Stock Purchase and Exchange Agreement by and among the Company, Minorplanet Systems PLC, a United Kingdom public limited company (“Minorplanet UK”), and Mackay Shields LLC, dated February 14, 2001 (the “Purchase Agreement”), the Company issued 30,000,000 shares of its common stock (shares not adjusted for December 3, 2004 1-for-5 reverse stock split) in a change of control transaction to Minorplanet UK, which was the majority stockholder of the Company prior to the October 6, 2003 stock transfer to The Erin Mills Investment Corporation (“Erin Mills”) discussed below. In exchange for this stock issuance, Minorplanet UK paid the Company $10,000,000 in cash and transferred to the Company all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as, Minorplanet Systems USA Limited, which holds an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet UK’s vehicle management information technology in the United States, Canada and Mexico (the “License Rights”). Upon

completion of the stock issuance transactions, and prior to the October 6, 2003 transfer to Erin Mills and the July 2, 2004 effective date of the Company’s bankruptcy plan of reorganization, Minorplanet UK beneficially owned approximately 62% of the outstanding shares of the Company’s common stock (see “Recapitalization Transaction” on page 24).
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
          As consideration for the Sale, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether later paid cash in lieu of preferred stock for each of the three $4 million installments. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC (n/k/a Geologic Solutions, Inc).
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
     On December 3, 2003, the Company effected a 1-for-5 reverse stock split that was approved by the holders of a majority the Company’s outstanding common stock via written consent (see “End Of Minorplanet UK Majority Ownership And VMI License Right Settlement” on page 26).
Voluntary Bankruptcy Filing and Reorganization
          On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.
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
          On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case.
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
Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all pre-petition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. On August 25, 2005, the Bankruptcy Court entered a final decree closing the Company’s bankruptcy case.
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
          Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 until December 31, 2004 to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS.
Securities Purchase Agreement — Sale of Series A Convertible Redeemable Preferred Stock
          On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A convertible preferred stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated October 1, 2004, by and between the Company and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
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
          Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the year ended August 31, 2005, the Company paid cash dividends in the amount of $368,000.
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
          The second warrant (the “Incentive Warrant”) to purchase 625,000 shares of the Company’s common stock was issued to the holder at the same exercise price and adjustment terms as the Structured Warrant described above, and the Incentive Warrant’s remaining terms are identical except: (i) the Incentive Warrant is only exercisable from September 1, 2005 through September 1, 2010, and (ii) the Company has the right to repurchase the warrant in full for a total price of $10.00 provided that (A) the trading price of the common stock exceeds $7.50 (subject to adjustment for stock splits, etc.) for 10 consecutive trading days at anytime during the period beginning January 1, 2005 and ending June 30, 2005, and (B) the Company’s gross revenue exceeds $9,999,999 for the six-month period ending June 30, 2005. As the Company failed to satisfy the SBC Condition contained in the Incentive Warrant, the same price adjustment made to the Structured Warrant discussed above has also been made to this Incentive Warrant thereby further increasing the dilution to common stockholders. The Incentive Warrant also contains a provision that prevents any holder from exercising the Incentive Warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 4.99% of the Company’s outstanding shares of common stock.

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
          Redemption Rights of Series A Preferred Stock. The holders of shares of Series A Preferred Stock shall have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a Change of Control event discussed below), plus accrued but unpaid dividends in the following events:
•	the Common Stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the Registration Rights Agreement has not been declared effective by January 29, 2005 or such registration statement, after being declared effective, cannot be utilized by the holders of Series A Preferred Stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:

•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
Bridge Loan
          On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and was due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B preferred stock described below, the bridge note was extinguished and exchanged for the stock purchase warrants.

Securities Purchase Agreement — Sale of Series B Convertible Redeemable Preferred Stock
          On September 2, 2005, the Company closed the sale of $6.5 million of convertible preferred stock and common stock purchase warrants in a private placement transaction with an institutional investor. The Company sold the Series B convertible preferred stock and stock purchase warrants to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated May 31, 2005, by and between the Company and SDS. The Series B convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
          In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 to the Company and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or upon the exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
          The terms of the Series B convertible preferred stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:
          Ranking. The Series B convertible preferred stock ranks senior to the Company’s common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.
          Dividends. Dividends accrue from the date of issuance of the Series B convertible preferred stock through August 31, 2008, and will be cumulative from such date. Holders of shares of Series B convertible preferred stock will be entitled to receive cumulative dividends in an amount equal to 8% per year until September 1, 2006 and 3% per year thereafter, payable at the election of the holder of the Company’s Series B convertible preferred stock in cash or additional shares of Series B convertible preferred stock.
          Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of the Company’s common stock at a conversion price of $1.55 per share of common stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of our common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series B convertible preferred stock has the right to receive upon conversion, in lieu of common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of common stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the series B preferred shares before the change of control). The Company has to provide 10 days written notice to the holders of its Series B convertible preferred stock before the Company may effect any change of control. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock.
          Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by December 31, 2005, or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registrable securities for an aggregate of more than 15 days;

•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;

•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	the Company:
•	sells, conveys or disposes of all or substantially all of its assets;

•	merges or consolidates with or into, or engages in any other business combination with any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the Company’s total outstanding voting securities or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;

•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;

•	experience any other change of control not otherwise addressed above; or

•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.

          For purposes of the Series B convertible preferred stock, a change of control means any sale, transfer or other disposition of all or substantially all of the Company’s assets, the adoption of a liquidation plan, any merger or consolidation where the Company is not the surviving entity with the Company’s capital stock unchanged, any share exchange where all of the Company’s shares are converted into other securities or property, any sale or issuance by the Company granting a person the right to acquire 50% or more of the Company’s outstanding common stock, any reclassification of the Company’s common stock, and the first day on which the current member of the Company’s board of directors cease to represent at least a majority of the members of the Company’s board of directors then serving.
          Redemption by the Company. If, at any time after September 2, 2006 and before September 2, 2009, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Company’s common stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Company’s common stock result in a product of at least $350,000 on each trading day, then the Company shall have the right to redeem all shares of Series B convertible preferred stock then outstanding at price per share equal to 200% of the sum of the face amount of such share plus all accrued and unpaid dividends thereon through the closing date of such redemption.
          Restricted Actions. So long as any shares of Series B convertible preferred stock are outstanding, the Company is not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B convertible preferred stock:
1)	alter or change the rights, preferences or privileges of the Series B convertible preferred stock, or increase the authorized number of shares of Series B convertible preferred stock;

2)	amend the Company’s certificate of incorporation or bylaws;

3)	issue any shares of Series B convertible preferred stock other than pursuant to the securities purchase agreement with the selling stockholder;

4)	redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

5)	increase the par value of the Company’s common stock;

6)	sell all or substantially all of the Company’s assets or stock, or consolidate or merge with another entity;

7)	enter into or permit to occur any change of control transaction;

8)	sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

9)	liquidate, dissolve, recapitalize or reorganize;

10)	authorize, reserve, or issue common stock with respect to any plan or agreement that provides for the issuance of equity securities to the Company’s employees, officers, directors or consultants in excess of 250,000 shares of common stock;

11)	change the Company’s principal business;

12)	issue shares of the Company’s common stock, other than as contemplated by the certificate of designation or by the warrants issued to the selling stockholder;

13)	increase the number of members of the Company’s board of directors to more than 7 members, or, if no Series B convertible preferred stock director has been elected, increase the number of members of the Company’s board of directors to more than 6 members;

14)	alter or change the rights, preferences or privileges of any of the Company’s capital stock so as to affect adversely the Series B convertible preferred stock;

15)	create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

16)	except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not convertible securities, issue any debt securities or incur any indebtedness that would have any preferences over the Series B convertible preferred stock upon the Company’s liquidation, or redeem, repurchase, prepay or otherwise acquire any of our outstanding debt securities or indebtedness, except as expressly required by the terms of such securities or indebtedness;

17)	make any dilutive issuance;

18)	enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

19)	cause or authorize any of the Company’s subsidiaries to engage in any of the foregoing actions.
          Voting Rights. Except as otherwise provided in the certificate of designation and as otherwise required by the Delaware General Corporation Law, each holder of Series B convertible preferred stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series B convertible preferred stock (or warrants discussed below) have the right to convert shares of Series B convertible preferred stock into shares of the Company’s common stock or to dispose of any shares of Series B convertible preferred stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock. The holders of a majority of the Series B convertible preferred stock also have the right to appoint one representative to the Company’s board of directors and are entitled to designate one observer to the meetings of the Company’s board of directors and committees.
          Warrants Issued to Selling Stockholder. In connection with the issuance of shares of Series B convertible preferred stock to SDS, the Company also issued to SDS three warrants to purchase shares of the Company’s common stock.
          With respect to the first warrant, the holder has the right to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The first warrant may be exercised at any time until September 2, 2010.
          With respect to the second warrant, the holder has the right to purchase up to 700,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The second warrant may be exercised at any time until September 2, 2010. The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events).
          With respect to the third warrant, the holder has the right to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010. The remaining terms of the third warrant are identical to the first warrant except (i) the third warrant contains a provision which requires the Company to obtain the consent of the holder of the third warrant prior to issuing any of the Company’s securities in a dilutive issuance and (ii) cashless exercise of the third warrant is not available until September 2, 2006. All three warrants contain a provision that prevents any holder from exercising the warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 9.99% of the Company’s outstanding shares of common stock.
          In addition to the warrants discussed above, SDS also holds two warrants which were issued in October 2004 and which are described more fully in the “Description of Capital Stock” section of the Company’s registration statement on Form S-3, filed by the Company with the Commission on November 24, 2004.
          Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS waived this requirement to file the S-3 on or before October 2, 2005. The Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to December 31, 2005, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equals 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.
          SDS also has the right to piggy-back on to the registration statements filed by the Company registering shares of the Company’s common stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by SDS must be included in such underwritten public offering.
PRODUCTS AND SERVICES
          The Company’s products and services can be classified into two major operating segments: NSC Systems and Vehicle Management Information (VMI™). NSC Systems includes three separate product and service categories: truck fleet mobile communications, SBC service vehicles and mobile asset tracking. The Company began marketing the VMI product during the third calendar quarter of 2001. Approximately 76% and 24% of the Company’s total revenues were derived from the NSC Systems and VMI operating segments, respectively, during the twelve months ended August 31, 2005.
          The Company commercially introduced its next generation AVL product, REDIview, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device to function as a communications hub for personal computers and handheld devices, 2) ability for the AVL mobile device to communicate with WiFi hotspots, 3) ability for the AVL mobile device to integrate with a variety of in-vehicle sensors, and 4) ability to integrate the AVL information into existing customer legacy applications.
          The Company’s new REDIview product line forms the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
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
          For the years ended August 31, 2005, 2004 and 2003, truck fleet mobile communications product and service revenue accounted for approximately 13%, 23% and 54%, of the Company’s total revenue, respectively. The Company completed the Sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses on March 15, 2002. Under the terms of the March 15, 2002 Sale, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service.
          On July 1, 2005, Aether provided the Company with written notice of its intent under the existing Transition Services Agreement to no longer require the Company to provide network services for the HighwayMaster HM 5000 network subscribers which have not yet transitioned to the Aether product/service, to be effective August 31, 2005. Aether also requested that the Company continue to provide certain information technology services to Aether under the Transition Services Agreement.
          SBC Service Vehicles
          During September, 1998, in response to a request from the SBC Companies for a product which would maximize the productivity of their service vehicle fleets, the Company developed and sold to the SBC Companies the Series 5005S mobile unit. The Series 5005S mobile unit is based on the Series 5000 product offering with customized proprietary hardware and software, which uses the Company’s NSC for data transmission. The Series 5005S mobile unit was further modified to utilize the GSM/digital network for transmission for certain SBC Companies.
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
          For the years ended August 31, 2005, 2004 and 2003, SBC service vehicle product and service revenue accounted for approximately 61%, 49% and 33%, of the Company’s total revenue, respectively. As of August 31, 2005, the SBC Companies have purchased and installed approximately 40,000 Series 5005S mobile units, of which approximately 15,000 remained installed and in-service . SBC has selected an alternate vendor to supply its next generation AVL product. Management currently believes that deactivation of these units will conclude by the end of calendar year 2005.
          As the revenues from the SBC Contract ends in December of 2005, the Company’s future revenues will be solely dependent upon sales of its REDIview product line. The failure of the marketplace to accept the Company’s REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
          The Company commercially launched its next generation product, the REDIview product line, in January of 2005. Based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line in the first and second calendar quarters of 2005, the Company believed that it could achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year which would have provided the Company with sufficient capital to fund its ongoing operations for the next 12 months. However, based upon significant competition in the marketplace and price point erosion, the Company was unable to achieve its forecasted sales targets for the third calendar quarter of 2005 resulting in significant depletion of its cash reserves.
     The Company has expended substantially all of its available cash reserves and is currently in the process of raising additional capital. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval. If the Company is unable to raise additional capital within the month of December 2005, the Company will be forced to file for bankruptcy protection and/or cease operations.
     The Company currently believes that in order to sustain its operations through August 31, 2006, it must raise a minimum of $4 million. Currently, the Company is forecasting an average monthly cash shortfall of approximately $445,000 for the period beginning December 2005 through August 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $4 million in additional financing to sustain its business operations through August 31, 2006.
          Mobile Asset Tracking — TrackWare® & 20/20V™
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
          REDIview Product Line
          The Company commercially launched its new product offering, REDIview, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.
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
Vehicle Management Information (VMI)
          On June 21, 2001, the Company acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application was targeted to small and medium sized fleets based in major metropolitan areas.
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
          During the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of the Plan of Reorganization. In order to ensure a smooth transition to its REDIview products and services, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s REDIview products and services were commercially available.
          On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it would terminate.

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

•	On July 31, 2004, the Company shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

•	The Company provided Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

•	Minorplanet Limited was allowed a general unsecured claim in the amount of $1,000,000 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited released and waived its administrative claim and, as of such date, waived any future R&D fees due under Section 16.4 of the VMI license agreement.

•	The Company provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet UK by the Company.
          On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
COMPETITION
REDIview and VMI
          The Company believes that its primary competitors in the automatic vehicle location market include:
•	@Road — @Road currently sells an Internet-based solution using the CDPD or GPRS networks of Nextel, Cingular Wireless, Verizon, and other carriers. @Road’s mobile resource management system enables vehicle location, wireless voice and text communications, and remote transaction processing with signature capture using a PDA.

•	Teletrac — Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac’s own proprietary TDOA network.

•	Trimble - In addition to providing advanced GPS components, Trimble augments GPS with other positioning technologies as well as wireless communications and software to create complete customer solutions. Trimble focuses on emerging applications including surveying, automobile navigation, machine guidance, asset tracking, wireless platforms, and telecommunications infrastructures.

•	Other Regional Competitors - There are numerous smaller regional companies vying for a local presence.
NSC Systems
Truck mobile communications

•	Qualcomm - Qualcomm pioneered the commercialization of the code-division multiple access (CDMA) technology used in wireless communications equipment and satellite ground stations mainly in North America. Qualcomm’s OmniTRACS satellite vehicle tracking system is used by the trucking industry to manage vehicle fleets. Qualcomm, Inc. ranks first in the truck mobile communications market with greater than 50% of the market share.

•	Geologic Solutions - Geologic Solutions provides wireless and mobile data services in the transportation, fleet management, and mobile government markets.
EMPLOYEES
          At August 31, 2005, the Company had 84 employees. The Company’s employees are not represented by a collective bargaining agreement.
INFRASTRUCTURE AND OPERATIONS
          Networks. The Company uses wireless data and/or voice technologies, combined with GPS satellite technology, for all of its products. The Company’s strategy is to select and use wireless networks that provide the “best fit” for each product and application or specific customer need.
          VMI and REDIview Products. The VMI technology uses a GSM digital network. The REDIview product utilizes the general packet radio service (“GPRS”) bearer channel of the GSM network to provide Internet protocol based wireless data transmission. Currently, there are two major carriers providing GSM/GPRS coverage in the United States: T-Mobile and Cingular, both of which provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM/GPRS coverage in the United States, including interoperability among the two carriers. The Company believes the coverage, bandwidth and price of the GSM/GPRS network make it best suited for the next generation technology.
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
          The Company’s REDIview data center is also located within the Company’s NSC. The Company’s REDIview units record location information utilizing GPS satellites and transmit the location data via GPRS to the Company’s REDIview data center located within the Company’s NSC where such data is stored for subsequent access by the Company’s customers. Customers may access and manipulate their data stored at the REDIview data center in a variety of user-friendly reports via the Internet.
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
STRATEGIC SERVICE ALLIANCES OF THE COMPANY
          T-Mobile. The Company also resells T-Mobile GSM data services to the Company’s VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement had an initial term of one year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term. If the Company is unable to renew such agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for our VMI units, such failures could have a material adverse effect on the Company’s business, financial condition and results of operations.
          Cingular Wireless LLC. The Company provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as Cingular Wireless LLC (“Cingular”) effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of two years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by Cingular or the Company for convenience upon 90 days prior written notice.
          If Cingular terminates the data reseller agreement and messaging agreement and ceases to provide GSM/GPRS services to the Company for resale to its customers, the REDIview units in the Company’s base of installed REDIview customers would no longer be able to send or receive data messages until the Company could reach an agreement with another provider and retrofit such units to utilize the GSM/GPRS service of such alternative provider. There can be no assurances that the Company would be able to reach an agreement with another wireless carrier for GSM/GPRS service and/or retrofit its existing REDIview customer base to utilize the GSM/GPRS service of such alternative provider the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.
          Key Manufacturers. The Company does not manufacture or assemble its products but subcontracts for the manufacture of its products from various suppliers. The Company depends upon Creation Technologies as its sole source of manufacturing for its REDIview product line. The Company does not have a long-term manufacturing agreement with Creation Technologies. If Creation Technologies fails to perform its obligations under the Company’s outstanding purchase orders issued to Creation Technologies for the manufacture of the Company’s REDIview product line, or if Creation Technologies ceases to manufacture the Company’s REDIview products, the Company would have to immediately engage an alternative manufacturer to manufacture the Company’s REDIview product line. There can be no assurances that the Company would be able to engage an alternative manufacturer before the Company would deplete its existing inventory for the REDIview product line, or that the Company would be able to engage an alternative manufacturer on commercially reasonable terms or at all and the failure to do so would have a material adverse effect on the Company’s business, results of operation and financial condition.
PATENTS AND PROPRIETARY TECHNOLOGY
          The Company has obtained 42 United States patents and 21 foreign patents and has applied for, and has pending, additional United States and foreign patents. In general, the Company’s existing patents claim inventions involving the innovative and novel utilization of the existing wireless infrastructure as well as the particular operational features and functionality of certain of the Company’s historical products and services. The Company’s software is also protected under patents, federal and state trade secret law and federal copyright law. See the “Risk Factor” on page 34 regarding risks associated with the Company’s patents.
RESEARCH AND DEVELOPMENT
          The Company relies primarily on its internal team of engineers for research and development relating to its current and prospective products. Total research and development expensed through August 31, 2005 and 2004 associated with development of the Company’s REDIview products was approximately $0.5 million and $0.6 million, respectively. Prior to the rejection in the bankruptcy proceedings of the VMI license and the initiation of development of the Company’s next generation AVL mobile unit, the Company relied primarily on Minorplanet UK for research and development for products for the AVL marketplace. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company was required to pay $1 million per year to Minorplanet UK for this research and development. Under a settlement agreement with Minorplanet UK, approved by the Bankruptcy Court, Minorplanet UK waived any future research and development fees due under the VMI license agreement.
REGULATION
          The Company’s products and services are subject to various regulations promulgated by the FCC that apply to the wireless communications industry generally. The Company’s products must meet certain radio frequency emission standards so as to avoid interfering with other devices. The Company relies on the manufacturer of the cellular transceiver components of its products to carry out appropriate testing and regulatory compliance procedures regarding the radio emissions of the cellular transceiver component.
          The FCC also controls several other aspects of the wireless industry that affect the Company’s ability to provide services. The FCC controls the amount of radio spectrum available to cellular carriers, which could eventually limit growth in cellular carrier capacity.
          The FCC also regulates telecommunications service providers or common carriers, requiring approval for entry into the marketplace and regulating the service rates offered through tariff filing requirements. Additionally, most states regulate rates and market entry for telecommunications service providers. In order to encourage growth within the information services segment of the telecommunications industry, the FCC issued an order creating the enhanced services exemption from regulation. The Telecommunications Act of 1996 also created a substantially similar information services exemption. In general, providers of enhanced services and/or information services are not subject to regulation by the FCC or the various state regulatory agencies. Services qualify as enhanced services and/or information services if data is transmitted between the provider and customer so that the customer is able to interact with or manipulate the data regardless of whether the services provided include telecommunications transmission components, such as wireless or long distance services. The Company believes that the services it provides to its customers in connection with the products qualify as enhanced services and/or information services and are exempt from both FCC and state regulation. Alternatively, the Company believes that its services may be characterized as a private network not offered to the public at large but offered to specific group of users, which management believes should also serve to exempt the Company from FCC and state regulation.
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
RECAPITALIZATION TRANSACTION
          All share information referred to in the Recapitalization Transaction discussion below has not been adjusted for the five for one reverse stock split effected by the Company on December 3, 2003.
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
          Pursuant to the Purchase Agreement, the Company appointed two additional directors to the Company’s Board of Directors that were designated by Minorplanet UK: Messrs. Robert Kelly and Andrew Tillman. Mr. Tillman was subsequently replaced with Michael Abrahams as one of the two Minorplanet UK Designees. The Purchase Agreement provided that Minorplanet UK had the right to designate two of the seven directors in the future (the “Investor Directors”), and to maintain proportionate representation on the Board of Directors and its committees. Given Minorplanet UK’s then current ownership, however, it had the right to elect all director nominees if it decided to do so. In addition, the Purchase Agreement also provided that so long as Minorplanet UK had the right to designate Minorplanet UK Directors (i.e., it owns at least 5% of the outstanding common stock of the Company), none of the following actions could be taken unless approved by all of the Minorplanet UK Directors:
•	any capital expenditure by the Company that was not contemplated in any current annual budget which exceeds $200,000;

•	the hiring and firing of any Company officer or senior executive reporting to the chief executive officer who has an annual salary of $130,000 or more, or entering into employment agreements with these individuals or amendments to existing agreements;

•	the direct or indirect redemption, purchase or making of any payments with respect to stock appreciation rights and similar types of stock plans;

•	the sale, lease or transfer of any assets of the Company representing 5% or more of the Company’s consolidated assets, or the merger, consolidation, recapitalization, reclassification or other changes to the capital stock of the Company; except as required under law, the taking or instituting of bankruptcy or similar proceedings;

•	the issuance, purchase, acquisition or redemption of any capital stock or any notes or debt convertible into equity;

•	the acquisition of another entity;

•	the entering into any agreement or contract which commits the Company to pay more than $1,000,000 or with a term in excess of 12 months and requiring payments in the aggregate which exceed $200,000;

•	the amendment of the Company’s Certificate of Incorporation or Bylaws that would adversely affect holders of the Company’s common stock or Minorplanet UK’s rights under the Purchase Agreement;

•	the exiting of, or entering into a different line of business;

•	the incurrence of any indebtedness or liability or the making of any loan except in the ordinary course of business;

•	the placing of any lien on the Company’s assets or properties; or

•	the adoption or implementation of any anti-takeover provision that would adversely affect Minorplanet UK.
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
          In conjunction with the Company’s development of the next-generation product for the SBC companies, the Company initiated the internal development of its REDIview product line during the first calendar quarter of 2004, which can be hosted by the Company using its existing network services center complex with minor modifications and minimal capital expenditures.
          During the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of our Plan of Reorganization. In order to ensure a smooth transition to its next generation AVL product, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s next generation AVL product was commercially available.
          On June 14, 2004, the Bankruptcy Court approved a settlement agreement with Minorplanet Limited, Minorplanet Systems PLC and the Company regarding the license agreement for the VMI technology which allows the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of this settlement agreement include the following:
•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004, at which time it terminates;

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company may market, sell and use the VMI system was reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas and Houston, Texas;

•	As of July 31, 2004, the Company was no longer permitted to use the name, “Minorplanet”;

•	The Company was required to provide Minorplanet Limited, at no cost, 100 VMI units with T-Mobile special tariff SIM cards;

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally only for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base; and

•	Minorplanet Limited was allowed a general unsecured claim of $1,000,000, and it released and waived its administrative claim and waived any future research and development fees due under the VMI license agreement.
          On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
          As part of the settlement, the Company also provided to Minorplanet Limited and Minorplanet Systems PLC a general release of any and all claims which could have been asserted against either of them.
RISK FACTORS

Forward-Looking Statements
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
          The Company has incurred significant operating losses since its inception, and such losses will continue for the near future. The Company may not ever achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profits on a quarterly or annual basis.
The Company must obtain additional financing within the month of December 2005 in order to sustain its business operations through August 31, 2006.
          The Company’s recent private placement transaction with SDS resulted in net cash proceeds of approximately $443,000 after payment of the expenses. However, the Company has incurred significant operating losses since inception and has limited financial resources to support it until such time that the Company is able to generate positive cash flow from operations. The Company’s future cash flow from operations and operating requirements may vary depending on a number of factors, including acceptance in the marketplace of the Company’s products, the level of competition, general economic conditions, and other factors beyond our control.
          Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to raise a minimum of $4 million in additional capital resources to fund ongoing operations through August 31, 2006.

•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding our direct sales channel and expanding into new markets not currently served by the Company.

•	Hiring qualified salespersons. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and training these persons requires a delay in time before they are productive.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
          There can be no assurances that any of these success factors will be realized or maintained.
          On October 8, 2004, SBC Communications, Inc. advised the Company that it had selected an alternate vendor to supply the next generation product for SBC’s service vehicle fleet. Based on the expiration of the Company’s existing contract with SBC on December 31, 2005 and the anticipated decline in revenues to be received from the existing SBC contract as SBC deactivates the Company’s units and installs the alternative vendor’s units, the Company revised its existing business plans and related forecasts. The Company’s revised business plan and forecasts also considered the anticipated costs of the commercial introduction of the Company’s next generation product.
          The Company commercially launched its next generation product, the REDIview product line, in January of 2005. Based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line in the first and second calendar quarters of 2005, the Company believed that it could achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year which would have provided the Company with sufficient capital to fund its ongoing operations for the next 12 months. However, based upon significant competition in the marketplace and price point erosion, the Company was unable to achieve its forecasted sales targets for the third calendar quarter of 2005 resulting in significant depletion of its cash reserves.
     The Company has expended substantially all of its available cash reserves and is currently in the process of raising additional capital. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval. If the Company is unable to raise additional capital within the month of December 2005, the Company will be forced to file for bankruptcy protection and/or cease operations.
     The Company currently believes that in order to sustain its operations through August 31, 2006, it must raise a minimum of $4 million. Currently, the Company is forecasting an average monthly cash shortfall of approximately $445,000 for the period beginning December 2005 through August 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $4 million in additional financing to sustain its business operations through August 31, 2006.
          If SBC deactivates the Company’s mobile units sooner than management currently anticipates and/or the Company fails to achieves its current sales and gross margin projections, the amount of capital required by the Company to sustain its operation will significantly increase.
          On October 8, 2004, SBC Communications, Inc. advised the Company that it had selected an alternate vendor to supply the next generation product for SBC’s service vehicle fleet. Based on the expiration of the Company’s existing contract with SBC on December 31, 2005 and the anticipated decline in revenues to be received from the existing SBC contract as SBC deactivates the Company’s units and installs the alternative vendor’s units, the Company revised its existing business plans and related forecasts. The Company’s revised business plan and forecasts also considered the anticipated costs of the commercial introduction of the Company’s next generation product.
          The Company commercially launched its next generation product, the REDIview product line, in January of 2005. Based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line in the first and second calendar quarters of 2005, the Company believed that it could achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year which would have provided the Company with sufficient capital to fund its ongoing operations for the next 12 months. However, based upon significant competition in the marketplace and price point erosion, the Company was unable to achieve its forecasted sales targets for the third calendar quarter of 2005 resulting in significant depletion of its cash reserves.
     The Company has expended substantially all of its available cash reserves and is currently in the process of raising additional capital. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval. If the Company is unable to raise additional capital within the month of December 2005, the Company will be forced to file for bankruptcy protection and/or cease operations.
     The Company currently believes that in order to sustain its operations through August 31, 2006, it must raise a minimum of $4 million. Currently, the Company is forecasting an average monthly cash shortfall of approximately $445,000 for the period beginning December 2005 through August 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $4 million in additional financing to sustain its business operations through August 31, 2006.

The Company’s goodwill and other intangible assets have been impaired.
          The Company accounts for goodwill, the VMI license right, and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires the Company to review for impairment of its long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve the Company’s estimates of asset useful lives and future cash flows. When such an event occurs, management estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. The Company generally utilizes an income approach, a discounted future cash flow analysis and an analysis of market multiples to estimate fair value of the asset. Actual useful lives and cash flows could be different from those estimated. This could have a material affect on the Company’s operating results and financial position. Goodwill is tested for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.
          Since its launch of the REDIview product line in January of 2005, the Company has experienced significant competition in the marketplace which has eroded its price points and prevented the Company from achieving its sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, the Company further revised its business plan modifying the Company’s pricing structure, its sales and marketing approach and added new feature sets to its REDIview product line to ensure that the Company remains competitive in the marketplace. The Company has significantly reduced its future projected cash flows from previous projections. During the fiscal year ended August 31, 2005, the Company performed its annual test for Goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples to determine its Goodwill was impaired by an estimated $9.6 million. Goodwill was written off by $9.6 million representing the full amount of the estimated impairment.
Following the expiration of the Company’s current contract with SBC, its revenues will be primarily dependent on sales of its REDIview product line, and the Company’s failure to achieve its sales projections from its REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
          The Company commercially introduced its new REDIview product in January of 2005. The Company expects that its new REDIview product line will form the basis of its revenue for future periods. As the revenues from SBC steadily decline in 2005, the Company’s future revenues are primarily dependent upon sales of its next generation product line. The failure of the marketplace to accept the Company’s next generation product line will have a material adverse effect on our business, financial condition and results of operations.

Potential future offerings could dilute the interest of the Company’s common stockholders.
          The Company expects in the future to increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock and common stock. However, there can be no assurances that the Company will be able to obtain any such financing on terms acceptable to the Company or at all. The effect of additional equity offerings may be the dilution of the equity of stockholders or the reduction of the price of shares of the common stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.
The certificate of designation for the Company’s Series B convertible preferred stock contains restrictions on the Company’s ability to take certain actions without the approval of the Series B convertible preferred stockholders, including entering into mergers or issuing additional debt or equity, and also contains certain mandatory redemption events which could force the Company to redeem shares when it does not have the funds to do so.
          The Company is prohibited from taking numerous actions without the approval of the holders of at least a majority of its series B preferred stock, including, without limitation:
•	amending our certificate of incorporation or bylaws;

•	redeeming securities;

•	entering into an asset sale, merger or similar transaction;

•	creating or issuing senior or pari passu securities; or

•	issuing equity or debt securities.
          Accordingly, the Company may not be able to obtain the approval of the Series B convertible preferred stockholders needed to complete a necessary or advisable financing transaction, or necessary to effect any other transaction that the Company’s board of directors deems to be in the best interests of the stockholders.
          The certificate of designation also contains numerous redemption events, including any breach by the Company of any of the transaction documents pursuant to which the Company issued Series B convertible preferred stock and warrants to SDS. If any of these redemption events were to occur, the holders of the Company’s Series B convertible preferred stock could force the Company to redeem their shares of Series B convertible preferred stock. The Company may not have the funds available to effect such forced redemption and the holders could take further actions such as forcing the Company into involuntary bankruptcy.
The Company faces significant competition in the automatic vehicle location marketplace.
          The Company’s REDIview product faces significant competition from internal development teams of customers and potential customers and from several other suppliers of similar products, many of which may have greater name recognition and greater financial and technological resources. As the demand by business for mobile tracking services increase, the quality, functionality and breadth of competing products and services will likely improve and new competitors may enter the market. Further, the adoption of widespread industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services the Company presently offers or may offer in the future, or to offer new services that the Company does not offer. The Company can provide no assurance that its products will compete successfully with the products of its competitors or that the Company will adapt to changes in the business, regulatory or technological environment as successfully as its competitors. If the Company is unable to compete successfully, its ability to acquire or retain customers may be limited which could result in a material adverse effect on its business, financial condition and results of operations.
     The Company may be unable to adapt to shifts in technology in the wireless communications industry.

          Technology in the wireless communications industry is in a rapid and continuing state of change as new technologies and enhancements to existing technologies continue to be introduced. The Company’s future success will depend upon its ability to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis. The Company can offer no assurance that it will be able to keep pace with technological developments. The Company’s failure to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis could result in a material adverse effect on its business, financial condition and results of operations.
If wireless carriers on which the Company depends for services decide to abandon or do not continue to expand their wireless networks, the Company may lose subscribers and its revenues could decrease.
          Currently, the Company’s automatic vehicle location products rely on GSM/GPRS networks. If wireless carriers abandon these protocols in favor of other types of wireless technology, the Company may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, the Company will be unable to meet the needs of its customers who may wish to use some of its services outside the current coverage area.
The Company does not expect to pay dividends on its common stock in the foreseeable future.
          The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.
The Company depends on Creation Technologies to manufacture its products.
          The Company depends upon Creation Technologies as its sole source of manufacturing for its REDIview product line. The Company does not have a long-term manufacturing agreement with Creation Technologies. If Creation Technologies fails to perform its obligations under the Company’s outstanding purchase orders issued for the manufacture of our REDIview product line, or if Creation Technologies ceases to manufacture the Company’s REDIview products, the Company would have to immediately engage an alternative manufacturer to manufacture its REDIview product line. There can be no assurances that the Company would be able to engage an alternative manufacturer before it would deplete its existing inventory for the REDIview product line, or that the Company would be able to engage an alternative manufacturer on commercially reasonable terms or at all and the failure to do so would have a material adverse effect on the Company’s business, results of operation and financial condition.
The Company relies primarily on Cingular Wireless for the provision of GSM/GPRS data services to its REDIview customers and the Company’s inability to renew its agreements with Cingular Wireless may require it to retrofit the Company’s installed base of REDIview units.
          The Company provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as Cingular Wireless LLC (“Cingular”) effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of 2 years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by Cingular or the Company for convenience upon 90 days prior written notice.
          If Cingular terminates the data reseller agreement and messaging agreement and ceases to provide GSM/GPRS services to the Company for resale to its customers, the REDIview units in the Company’s base of installed REDIview customers would no longer be able to send or receive data messages until the Company could reach an agreement with another provider and retrofit such units to utilize the GSM/GPRS service of such alternative provider. There can be no assurances that the Company would be able to reach an agreement with another wireless carrier for GSM/GPRS service and/or retrofit its existing REDIview customer base to utilize the

GSM/GPRS service of such alternative provider. The failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.
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
          If the Company is unable to renew such agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for the Company’s VMI units, such failures could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company depends on Global Positioning System technology owned and controlled by others. If the Company does not have continued access to GPS technology or satellites, its REDIview product line will cease to function.
          The Company’s REDIview products depend upon signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and the Company’s products and services may cease to function.
          In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of ever-increasing commercial applications of the Global Positioning System and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect the Global Positioning System, for example by affecting the availability, quality, accuracy or pricing of GPS technology, such factors could have a material adverse effect on the Company’s business, financial condition and results of operations.
Any natural disaster, terrorist attack or other occurrence that renders the Company’s network service center inoperable could significantly hinder the delivery of the Company’s services to its customers because the Company lacks an effective remote back-up communications system.
          Currently, the Company’s disaster recovery systems focus on internal redundancy and diverse routing within the network services center operated by the Company. The Company does not currently have a remote back-up communications system that would enable it to continue to provide mobile communications services to its customers in the event of a natural disaster, terrorist attack or other occurrence that rendered the Company’s network services center inoperable. Accordingly, the Company’s business is subject to the risk that such a disaster, attack, security intrusion by a computer hacker or other occurrence could hinder or prevent it from providing services to some or all of its customers. The delay in the delivery of the Company’s services could cause some of its customers to discontinue business with the Company which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on its key personnel, and the loss of one or more of these individuals could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
          Subsequent to the expiration of the initial term, the employment contracts with these executives continue on a month-to-month basis, subject to termination by either the executive or the Company upon notice. In addition, the Company is also dependent upon a group of its employees possessing valuable technical skills some of whom are bound by a 1-year employment agreement and others who are not bound by any employment agreement.
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
Increases in the wholesale rates for digital wireless service could reduce or eliminate the Company’s services margin.
          The Company currently purchases digital wireless service at wholesale rates to operate certain parts of its business. While the Company presently has no reason to belief that such rates will increase, such rates are outside of the Company’s control and any increase in the digital wireless serviced may have a material adverse effect on the Company’s costs which could decrease its profit margins and revenues.
Product liability claims could have a material adverse effect on the Company’s business by creating additional costs related to the payment or settlement of these claims.
          It is possible that the operation of the Company’s products may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney’s fees, costs and expenses and diversion of management attention. Product liability claims that exceed policy limits applicable to the Company’s liability insurance or that are excluded from the policy coverage could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in industry-specific government regulations could require the Company to materially increase its expenses to pay compliance fees.
          The Company believes that its products and services are currently exempt from both Federal Communications Commission and state regulations. The Company relies on its long-distance providers and wireless providers to comply with any applicable regulatory requirements. In the event that the Company’s services are reclassified as “telecommunications services,” the Company could be forced to expend substantial time, money and resources to comply with the applicable regulations and contribute to applicable universal services funds mandated by federal regulations. Such an event could result in a material adverse effect on the Company’s business, financial condition and results of operations due to such increase in expenses.
The Company may not be able to adequately protect its patents and other proprietary technology, and its intellectual property rights may be challenged by others.
          The Company’s products and services are highly dependent upon its technology and the scope and limitations of its proprietary intellectual property rights. In order to protect its technology, the Company relies on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements and other similar arrangements. If the Company’s assertion of proprietary intellectual property rights is held to be invalid, or if another party’s use of the Company’s technology were to occur to any substantial degree, its business, financial condition and results of operations could be materially adversely affected.
          Several of the Company’s competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those the Company offers. Management attempts to be aware of patents containing claims that may pose a risk of infringement by the Company’s products or services. In addition, patent applications in the United States are confidential until a patent is issued; accordingly, management cannot evaluate the extent to which the Company’s products or services may infringe on future patent rights being sought by others. In general, if it were determined that any of the Company’s products, services or planned enhancements infringed valid patent rights held by others, the Company would be required to obtain licenses to develop and market such products, services or enhancements from the holders of the patents, to redesign such products or services to avoid infringement, or to cease marketing such products or services or developing such enhancements. In such event, the Company also might be required to pay past royalties or other damages. The Company can provide no assurance that, should it become necessary, it would be able to obtain licenses on commercially reasonable terms, or that the Company would be able to design or redesign its products to incorporate alternative technologies, without a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s current business plan contemplates significant expansion, which it may be unable to manage.
          If management successfully implements the Company’s business strategy, the Company may experience periods of expansion. The Company can provide no assurance that it will successfully maintain and improve its operating and financial systems, expand, train and manage its employee base, properly manage production and inventory levels to meet product demand and facilitate new product introductions in connection with the expansion of the Company’s business. In general, management’s failure to manage the growth of the Company’s business effectively could result in a material adverse effect on the Company’s business, financial condition and results of operations.
The Company’s adoption of “fresh start” accounting makes comparisons of its financial position and results of operations with those of prior fiscal periods more difficult.
          In connection with the Company’s emergence from bankruptcy, it implemented “fresh start” accounting for periods following its reorganization. “Fresh start” accounting required the Company to allocate its reorganization value to all of its assets and liabilities in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” As a result, the consolidated financial statements for periods after the Company’s emergence from bankruptcy are not comparable to its consolidated financial statements for the periods prior to its emergence from bankruptcy. The application of fresh start accounting makes it more difficult to compare the Company’s post-emergence operations and results to those in pre-emergence periods and could therefore adversely affect trading in and the liquidity of the Company’s common stock.
The Company’s certificate of incorporation and bylaws and state law contain provisions that could discourage a takeover.
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
          The Company has adopted a certificate of incorporation that permits its board to issue shares of preferred stock without stockholder approval (other than approvals of the series B preferred stockholders currently required), which means that the Company’s board could issue shares with special voting rights or other provisions that could deter a takeover. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of the Company’s common stock and dilute existing stockholders.
A large number of shares of the Company’s common stock is eligible for future sale, and the sale of these shares may cause the price of the Company’s common stock to drop.
          As a result of the Company’s recent bankruptcy, the Company issued a large number of new shares of its common stock to its stockholders and previous creditors, which shares were exempt from the registration requirements of the Securities Act and are currently freely tradable subject to compliance with the volume limitations imposed by Rule 144 on certain of the Company’s stockholders. In addition, 1,125,000 shares of the Company’s common stock, which are issuable upon exercise of warrants issued to the selling stockholder in October 2004, have been registered for resale and will be freely tradable upon exercise of those warrants. The Company has also agreed to register an additional 10,000,000 shares of its common stock for resale on behalf of the selling stockholder upon its conversion of shares of the Company’s series B preferred stock and upon the exercise of warrants the Company issued to it, which the Company is doing by the required registration statement. Accordingly, most of the Company’s issued and outstanding shares of common stock are freely tradable under federal securities laws.
          The market price of the Company’s common stock could drop due to sales of a large number of shares of its common stock or the perception that they could occur. These factors could also make it more difficult to raise funds through future offerings of common stock.
The price of the Company’s common stock is volatile.
          Historically, market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning the Company’s business, the business of its competitors or its wireless providers, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of shares of the Company’s common stock. The market price of the Company’s common stock and its trading volume have been highly volatile in recent periods and the Company’s common stock is often thinly traded.
The Company has received notices from Nasdaq that its common stock fails to meet the minimum bid price requirement of $1.00 for continued listing on the Nasdaq SmallCap Market.

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
          The written notice further provided that if compliance with the $1.00 minimum bid price requirement could not be demonstrated by the Company by March 30, 2005, Nasdaq will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. The written notice provided that if the Company has not regained compliance with the $1.00 minimum bid price requirement during the second 180 day compliance period, but again satisfies The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement at the end of such period, the Company would be afforded an additional compliance period up to its next stockholder meeting to regain compliance, provided that it commit: (1) to seek stockholder approval for a reverse stock split at or before its next stockholder meeting and (2) to promptly thereafter effect the reverse stock split. Such shareholder meeting must occur within 2 years following October 1, 2004. If the Company fails to regain compliance with the $1.00 minimum bid requirement during the third compliance period and is not eligible for an additional compliance period, the Nasdaq Staff would notify the Company at that time that its securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.
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
          On November 2, 2005, Remote Dynamics, Inc. (the “Company”) received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under

Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.
          The Nasdaq Staff Deficiency Letter further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by May 1, 2006, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.
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
ITEM 3. LEGAL PROCEEDINGS
Legal Proceedings
          Voluntary Bankruptcy Filing and Reorganization
          On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company,

Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.
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
          On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set the hearing date on the confirmation of the plan of reorganization.
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
          On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case.
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
          Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all pre-petition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. On August 25, 2005, the Bankruptcy Court entered a final decree closing the Company’s bankruptcy case.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company’s 2005 Annual Meeting of Stockholders (the “Annual Meeting”) was held on August 31, 2005. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the next Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified; and (ii) ratified the engagement of BDO Seidman LLP as the Company’s independent auditors for the fiscal year ending August 31, 2005. The Company had 7,325,937 shares of common stock outstanding as of July 29, 2005, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 6,313,633 shares of common stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:
          Proposal 1: Election of Directors

	Shares Voting	Shares
Director	In Favor	Withheld
Gerry C. Quinn	6,258,644	54,989
Dennis R. Casey	6,233,379	80,254
Stephen CuUnjieng	6,260,088	53,545
Matthew Petzold	6,194,386	119,247
Greg Pritchard	6,260,062	53,571
Thomas Honeycutt	6,260,088	53,545

Proposal 2: The ratification of BDO Siedman LLP as the Company’s independent auditors for the fiscal year ending August 31, 2005.

Votes in favor:	6,271,950
Votes against:	31,997
Abstentions:	9,686
Proposal 3: The approval of the new Remote Dynamics, Inc. 2005 Amended & Restated Equity Incentive Plan.

Votes in favor:	1,852,286
Votes against:	1,791,984
Abstentions:	4,352
Proposal 4: The approval of the exchange of a $1.75 million secured promissory note issued by us into two common stock purchase warrants, and the issuance and sale of 650 shares of series B convertible preferred stock and related warrants for a combination of cash and all of the outstanding shares of series A convertible preferred stock to one of our private investors.

Votes in favor:	3,603,770
Votes against:	38,484
Abstentions:	6,368

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	BID PRICES
	HIGH	LOW
Predecessor Company
2003
First Quarter	$ 1.04	$0.53
Second Quarter	$ 0.99	$0.58
Third Quarter	$ 0.71	$0.44
Fourth Quarter	$ 0.70	$0.48

2004
First Quarter	$ 0.76	$0.37
Second Quarter	$ 8.35	$0.33
Third Quarter	$ 1.15	$0.45
Fourth Quarter (through June 30th)	$ 0.60	$0.41

Reorganized Company
Fourth Quarter (beginning July 1st)	$18.52	$0.72

2005
First Quarter	$ 1.31	$0.72
Second Quarter	$ 1.30	$0.50
Third Quarter	$ 2.30	$0.42
Fourth Quarter	$ 1.68	$0.50
     The prices of the Company’s Common Stock for the periods subsequent to December 3, 2003 reflect a 1-for-five reverse stock split which the Company effected during the second fiscal quarter of 2003.
     There were 71 registered holders of common stock and an estimated 2,700 broker/dealers who beneficially hold common stock on behalf of stockholders as of November 23, 2005. The last sales price for the Company’s Common Stock as reported on November 23, 2005 was $0.65. The Company did not pay dividends on its Common Stock for the fiscal year ended August 31, 2005 and has no plans to do so in the foreseeable future. Furthermore, covenants in the Certificate of Designation for the Series B convertible preferred stock require the consent of a majority of the Series B convertible preferred stock before the Company may delete or pay a dividend on its Common Stock.

     The following table summarizes information about the Company’s equity compensation plans at August 31, 2005:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	525,000	$—	175,000
Equity compensation plans not approved by security holders	—	—	—

	525,000	—	175,000

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
     On August 1, 2004, the Company granted 100,000 restricted shares of common stock to Joseph W. Pollard, the Company’s Senior Vice President — Sales & Marketing, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan. On September 25, 2004, the Company granted 75,000 restricted shares of common stock to David Bagley, the Company’s Senior Vice President — Networks and Engineering, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.
ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data
     The following selected financial data as of and for the fiscal years ended December 31, 2000 through December 31, 2001, the eight month transition period ended August 31, 2002, the fiscal year ended August 31, 2003, the ten month period ended June 30, 2004, the two month period ended August 31, 2004 and fiscal year ended August 31, 2005 have been derived from the Company’s audited consolidated financial statements, including the consolidated balance sheets and consolidated statements of operations for the applicable periods. Due to the change in fiscal year end, the selected financial data provided for the eight months ended August 31, 2001 and twelve months ended August 31, 2002 is provided for comparable purposes and has been derived from unaudited financial statements, including the balance sheet at August 31, 2001 and August 31, 2002.
Effective June 30, 2004, as a result of the Company’s emergence from bankruptcy, the Company adopted fresh-start accounting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Fresh- start accounting has resulted in material changes to the financial statements for periods beginning after June 30, 2004, to reflect adjustments required pursuant to SOP 90-7 to record assets and liabilities at fair values in accordance with procedures specified by Statement of Financial Accounting Standards No. 141 “Business Combinations” (“FAS

141”). All financial results for periods prior to July 1, 2004 are referred to as those of the Predecessor Company (the “Predecessor Company”) and all results for periods including and subsequent to July 1, 2004 are referred to as those of the Reorganized Company (the “Reorganized Company”). Due to the reorganization and implementation of SOP 90-7, financial statements for periods beginning after June 30, 2004 are not comparable to those of the Predecessor Company.

			Predecessor		Predecessor
	Reorganized Company		Company		Company
		Two months	Ten months	Combined year
	Year ended	ended	ended	ended	Year ended
	August 31,	August 31,	June 30,	August 31,	August 31,
	2005	2004	2004	2004	2003
	(in thousands, except share information)
Statement of Operations Data
Revenues:
Product	$920	$209	$1,066	$1,275	$2,319
Ratable product	2,538	574	4,489	5,063	9,837
Service	12,914	2,439	14,430	16,869	32,755

Total revenues	16,372	3,222	19,985	23,207	44,911

Cost of revenues:
Product	868	49	911	960	1,953
Ratable product	1,362	240	2,094	2,334	6,871
Service	5,968	1,217	7,470	8,687	17,508

Total cost of revenues	8,198	1,506	10,475	11,981	26,332

Gross profit	8,174	1,716	9,510	11,226	18,579

Expenses:
General and administrative	4,863	914	5,767	6,681	9,456
Customer service	1,521	337	1,939	2,276	3,988
Sales and marketing	3,186	294	2,079	2,373	11,632
Engineering	1,319	183	1,593	1,776	1,800
Depreciation and amortization	2,700	393	3,451	3,844	5,626
Impairment loss on license right	201	—	28,759	28,759	—
Goodwill impairment	9,604	—	—	—	—

	23,394	2,121	43,588	45,709	32,502

Operating loss	(15,220)	(405)	(34,078)	(34,483)	(13,923)

Interest income	253	51	351	402	447
Interest expense	(390)	(37)	(905)	(942)	(2,118)
Other (expense) income	(284)	(11)	257	246	(426)

Loss before reorganization items and income taxes	(15,641)	(402)	(34,375)	(34,777)	(16,020)
Reorganization items:
Restructuring expenses and losses	(22)	(139)	(3,384)	(3,523)	—
Gain on discharge of liabilities subject to compromise	—	—	190	190	—
Fresh start accounting adjustments	—	—	20,331	20,331	—

Net loss before income taxes	(15,663)	(541)	(17,238)	(17,779)	(16,020)
Income taxes	—	—	—	—	—

Net loss	(15,663)	(541)	(17,238)	(17,779)	(16,020)
Preferred stock dividend	(368)	—	—	—	—

Net loss attributable to common stockholders	$(16,031)	$(541)	$(17,238)	$(17,779)	$(16,020)

Net loss income per share — basic and diluted	$(2.47)	$(0.08)	$(1.78)	n/a	$(1.66)

Weighted average number of shares outstanding Basic and diluted	6,498	6,505	9,671	n/a	9,670

	Predecessor Company
			Eight months ended
	Year ended August 31,		August 31,		Year ended December 31,
	2003	2002	2002	2001	2001	2000
	(In thousands, except share information)
Statement of Operations Data
Revenues:
Product	$2,319	$11,936	$5,074	$12,796	$19,658	$41,971
Ratable product	9,837	9,618	6,780	7,026	9,864	12,093
Service	32,755	45,216	30,102	32,844	47,958	48,066

Total revenues	44,911	66,770	41,956	52,666	77,480	102,130

Cost of revenues:
Product	1,953	9,426	3,996	9,810	15,239	30,031
Ratable product	6,871	7,634	5,213	5,814	8,236	10,006
Service	17,508	24,515	16,155	18,204	26,563	30,636
Inventory write-down to net realizable value	—	4,693	—	—	4,693	—
Provision for settlement of litigation	—	100	100	2,100	2,100	—

Total cost of revenues	26,332	46,368	25,464	35,928	56,831	70,673

Gross profit	18,579	20,402	16,492	16,738	20,649	31,457

Expenses:
General and administrative	9,456	11,856	7,943	8,349	12,482	12,478
Customer service	3,988	5,396	3,411	5,051	7,036	7,146
Sales and marketing	11,632	10,386	8,600	2,784	4,570	4,980
Engineering	1,800	2,433	1,374	4,107	5,166	4,345
Network services center	—	1,045	461	1,168	1,753	1,512
Depreciation and amortization	5,626	7,087	4,322	4,673	7,438	5,907

	32,502	38,203	26,111	26,132	38,445	36,368

Operating loss	(13,923)	(17,801)	(9,619)	(9,394)	(17,796)	(4,911)

Interest income	447	539	457	420	501	1,371
Interest expense	(2,118)	(2,124)	(1,411)	(6,642)	(7,355)	(13,368)
Other (expense) income	(426)	(183)	(183)	—	—	1,569
Gain on recapitalization and extinguishment of debt	—	—	—	59,461	59,461	—

(Loss) income before income taxes and cumulative effect of accounting change	(16,020)	(19,569)	(10,756)	43,845	34,811	(15,339)
Income tax benefit	—	978	978	—	—	—

(Loss) income before cumulative effect of accounting change	(16,020)	(18,591)	(9,778)	43,845	34,811	(15,339)
Cumulative effect of accounting change	—	—	—	—	—	(5,206)

Net (loss) income	$(16,020)	$(18,591)	$(9,778)	$43,845	$34,811	$(20,545)

Basic and diluted (loss) income per share:
(Loss) income before cumulative effect of accounting change	$(1.66)	$(1.93)	$(1.01)	$12.42	$6.23	$(15.16)
Cumulative effect of accounting change	—	—	—	—	—	(5.15)

Net (loss) income per share	$(1.66)	$(1.93)	$(1.01)	$12.42	$6.23	$(20.31)

Weighted average number of shares outstanding Basic and diluted	9,670	9,634	9,647	3,530	5,586	1,012

	August 31,	August 31,	August 31,	August 31,	December 31,
	2005	2004	2003	2002	2001	2000
Balance Sheet Data

Cash and short-term investments	$503	$1,312	$5,105	$18,090	$14,889	$20,641
Restricted cash	—	439	—	—	—	—
Working capital	(1,857)	(2,784)	753	8,337	12,486	20,825
Property and equipment, net	3,743	4,283	3,865	6,425	8,583	12,851
Total assets	21,706	35,756	56,100	81,403	87,597	81,044
Notes payable	4,173	2,741	14,316	14,254	14,109	92,484
Stockholders’ equity (deficit)	5,901	19,499	19,490	35,418	44,179	(58,341)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
     Remote Dynamics, Inc., a Delaware Corporation (the “Company”), markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. The Company’s core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. The Company’s state of the art fleet management solution contributes to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables the Company’s customers to correct those inefficiencies and deliver significant savings to the bottom line.
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to SBC. The Company expects revenues from these legacy customers to cease by the end of the calendar year 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation, competitive products and services.
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
     The Company commercially introduced its next generation AVL product, REDIview, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device to function as a communications hub for personal computers and handheld devices, 2) ability for the AVL mobile device to communicate with WiFi hotspots, 3) ability for the AVL mobile device to integrate with a variety of in-vehicle sensors, and 4) ability to integrate the AVL information into existing customer legacy applications.
     The Company’s new REDIview product line forms the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Management currently does not expect to achieve profitability during the 2005 and 2006 calendar years since the Company will be expanding its sales channels and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.9 million in monthly revenues. However, there can be no assurance that the Company will achieve its REDIview sales targets and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.
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

     Historically, the Company provided long-haul trucking companies with a comprehensive package of mobile communications and management information services through its NSC Systems segment thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Companies, pursuant to the service vehicle contract (the “Service Vehicle Contract” or “Contract”). Prior to the sale to Aether Systems Inc. of certain assets and licenses, the Company also provided mobile asset tracking solutions with its trailer-tracking products, TrackWare® and 20/20V™.
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
     As consideration for the Sale to Aether, the Company received $3 million in cash, of which $0.8 million was held in escrow as of August 31, 2002 and later released to the Company during the fiscal year ended August 31, 2003 after certain conditions were met by the Company. The Company also received a note for $12 million payable, at the option of Aether, in either cash or convertible preferred stock in three equal installments of $4 million on April 14, May 14, and June 14, 2002. The consideration for the Sale was determined through arms-length negotiation between the Company and Aether. Aether paid cash in lieu of preferred stock for each of the three $4 million installments. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC (k/n/a Geologic Systems, Inc.)
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

     In addition, concurrently with these transactions, the Company reached the following agreements with Minorplanet UK:
•	Minorplanet UK irrevocably waived the approval rights, including the right to appoint members to the Company’s Board of Directors, as were provided for in that certain Stock Purchase and Exchange Agreement dated February 14, 2001 and the Company’s bylaws;

•	Minorplanet UK waived $1.8 million of accrued executive consulting fees that it had previously billed to the Company.

•	The exclusive License and Distribution Agreement, which granted to the Company’s United Kingdom-based subsidiary a 99-year, royalty-free, exclusive right and license to market, sell and commercially exploit the VMI technology in the United States, Canada and Mexico, was amended to grant Minorplanet UK, or its designee, the right to market and sell the VMI technology, on a non-exclusive basis, in the Northeast region of the United States. The Company retained the right to market and sell the VMI technology under the Minorplanet name and logo in this Northeast region.

•	Minorplanet UK obtained anti-dilution rights from the Company, under which it had the right to subscribe for and to purchase at the same price per share as the offering or private sale, that number of shares necessary to maintain the lesser of (i) the percentage holdings of the Company’s stock on the date of subscription or (ii) 19.9 percent of the Company’s issued and outstanding common stock.
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
Voluntary Bankruptcy Filing and Reorganization
     On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.
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

     On May 24, 2004, the Bankruptcy Court entered an order approving the Debtors’ Second Amended Disclosure Statement (“Disclosure Statement”) for use to solicit the vote of creditors and equity interest holders on the acceptance or rejection of the Debtors’ plan of reorganization. The Bankruptcy Court also set the record date for purposes of voting on the Debtors’ plan of reorganization as May 21, 2004, approved solicitation/voting procedures of the plan of reorganization, and set the hearing date on the confirmation of the plan of reorganization.
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
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case.
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
•	the Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:
o	Dennis R. Casey — President and Chief Executive Officer

o	J. Raymond Bilbao — Senior Vice President, General Counsel & Secretary

o	W. Michael Smith — Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer
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
Securities Purchase Agreement — Sale of Series A Convertible Redeemable Preferred Stock
     On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A convertible preferred stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated October 1, 2004, by and between the Company and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
     In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from the offering only for general corporate purposes and working capital. The Company further agreed to (i) timely file the with SEC all reports required to be filed by it under the Securities Exchange Act of 1934, (ii) reserve 5,000,000 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants described below, (iii) use commercially reasonable efforts to maintain the listing of the Common Stock on the Nasdaq SmallCap Market, and (iv) not redeem, repurchase or declare or pay any cash dividend on any shares of capital stock. The Company further granted SDS the right to participate in the future issuance of equity or equity-linked securities of the Company for a period of 12 months after the closing of the Series A Preferred Stock issuance. The Company also agreed to indemnify SDS from damages it incurs (A) as a result of any breach of the representations, warranties and covenants contained in the Securities Purchase Agreement or in the related transaction documents by the Company or (B) as a result of a cause of action brought by a third-party resulting from (1) the execution of the transaction documents, (2) any transaction financed by the use of proceeds or (3) the status of SDS as a holder of the Company’s securities.
     The terms of the Series A Preferred Stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:
     Ranking. The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.
     Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the year ended August 31, 2005, the Company paid cash dividends in the amount of $368,000.
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

and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
     On September 2, 2005, the 5,000 shares of Series A convertible preferred stock held by SDS were returned to the Company and cancelled in consideration for the issuance to SDS of 650 shares of Series B convertible preferred stock.
Accounting for Sale of Series A Convertible Redeemable Preferred Stock
     The net cash proceeds received by the Company from the sale of the 5,000 shares of Series A convertible preferred stock was $4,651,000. Approximately $1,037,000 of the net proceeds were allocated to the Structured Warrant and Incentive Warrant based on their relative fair value as computed using the Black-Scholes pricing model and approximately $3,542,000 of the remaining proceeds, net of $72,000 in additional transaction costs, were allocated to the Series A convertible preferred stock.
     As discussed above, the holders of the Series A convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series A convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.
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
Bridge Loan
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B preferred stock described below, the bridge note was extinguished and exchanged for the stock purchase warrants.
Securities Purchase Agreement — Sale of Series B Convertible Redeemable Preferred Stock

     On September 2, 2005, the Company closed the sale of $6.5 million of convertible preferred stock and common stock purchase warrants in a private placement transaction with an institutional investor. The Company sold the Series B convertible preferred stock and stock purchase warrants to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated May 31, 2005, by and between the Company and SDS. The Series B convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
     In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 to the Company and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or upon the exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     The terms of the Series B convertible preferred stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:
     Ranking. The Series B convertible preferred stock ranks senior to the Company’s common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.
     Dividends. Dividends accrue from the date of issuance of the Series B convertible preferred stock through August 31, 2008, and will be cumulative from such date. Holders of shares of Series B convertible preferred stock will be entitled to receive cumulative dividends in an amount equal to 8% per year until September 1, 2006 and 3% per year thereafter, payable at the election of the holder of the Company’s Series B convertible preferred stock in cash or additional shares of Series B convertible preferred stock.
     Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of the Company’s common stock at a conversion price of $1.55 per share of common stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of our common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series B convertible preferred stock has the right to receive upon conversion, in lieu of common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of common stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the series B preferred shares before the change of control). The Company has to provide 10 days written notice to the holders of its Series B convertible preferred stock before the Company may effect any change of control. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock.
     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by December 31, 2005, or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;

•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	the Company:
•	sells, conveys or disposes of all or substantially all of its assets;

•	merges or consolidates with or into, or engages in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;

•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;

•	experience any other change of control not otherwise addressed above; or

•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
For purposes of the Series B convertible preferred stock, a change of control means any sale, transfer or other disposition of all or substantially all of the Company’s assets, the adoption of a liquidation plan, any merger or consolidation where the Company is not the surviving entity with the Company’s capital stock unchanged, any share exchange where all of the Company’s shares are converted into other securities or property, any sale or issuance by the Company granting a person the right to acquire 50% or more of the Company’s outstanding common stock, any reclassification of the Company’s common stock, and the first day on which the current member of the Company’s board of directors cease to represent at least a majority of the members of the Company’s board of directors then serving.
     Redemption by the Company. If, at any time after September 2, 2006 and before September 2, 2009, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Company’s common stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Company’s common stock result in a product of at least $350,000 on each trading day, then the Company shall have the right to redeem all shares of Series B convertible preferred stock then outstanding at price per share equal to 200% of the sum of the face amount of such share plus all accrued and unpaid dividends thereon through the closing date of such redemption.
     Restricted Actions. So long as any shares of Series B convertible preferred stock are outstanding, the Company is not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B convertible preferred stock:
1)	alter or change the rights, preferences or privileges of the Series B convertible preferred stock, or increase the authorized number of shares of Series B convertible preferred stock;

2)	amend the Company’s certificate of incorporation or bylaws;

3)	issue any shares of Series B convertible preferred stock other than pursuant to the securities purchase agreement with the selling stockholder;

4)	redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

5)	increase the par value of the Company’s common stock;

6)	sell all or substantially all of the Company’s assets or stock, or consolidate or merge with another entity;

7)	enter into or permit to occur any change of control transaction;

8)	sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

9)	liquidate, dissolve, recapitalize or reorganize;

10)	authorize, reserve, or issue common stock with respect to any plan or agreement that provides for the issuance of equity securities to the Company’s employees, officers, directors or consultants in excess of 250,000 shares of common stock;

11)	change the Company’s principal business;

12)	issue shares of the Company’s common stock, other than as contemplated by the certificate of designation or by the warrants issued to the selling stockholder;

13)	increase the number of members of the Company’s board of directors to more than 7 members, or, if no Series B convertible preferred stock director has been elected, increase the number of members of the Company’s board of directors to more than 6 members;

14)	alter or change the rights, preferences or privileges of any of the Company’s capital stock so as to affect adversely the Series B convertible preferred stock;

15)	create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

16)	except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not convertible securities, issue any debt securities or incur any indebtedness that would have any preferences over the Series B convertible preferred stock upon the Company’s liquidation, or redeem, repurchase, prepay or otherwise acquire any of our outstanding debt securities or indebtedness, except as expressly required by the terms of such securities or indebtedness;

17)	make any dilutive issuance;

18)	enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

19)	cause or authorize any of the Company’s subsidiaries to engage in any of the foregoing actions.
     Voting Rights. Except as otherwise provided in the certificate of designation and as otherwise required by the Delaware General Corporation Law, each holder of Series B convertible preferred stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series B convertible preferred stock (or warrants discussed below) have the right to convert shares of Series B convertible preferred stock into shares of the Company’s common stock or to dispose of any shares of Series B convertible preferred stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock. The holders of a majority of the Series B convertible preferred stock also have the right to appoint one representative to the Company’s board of directors and are entitled to designate one observer to the meetings of the Company’s board of directors and committees.
     Warrants Issued to Selling Stockholder. In connection with the issuance of shares of Series B convertible preferred stock to SDS, the Company also issued to SDS three warrants to purchase shares of the Company’s common stock.
     With respect to the first warrant, the holder has the right to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The first warrant may be exercised at any time until September 2, 2010.
     With respect to the second warrant, the holder has the right to purchase up to 700,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The second warrant may be exercised at any time until September 2, 2010. The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events).

     With respect to the third warrant, the holder has the right to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010. The remaining terms of the third warrant are identical to the first warrant except (i) the third warrant contains a provision which requires the Company to obtain the consent of the holder of the third warrant prior to any issuing any of the Company’s securities in a dilutive issuance and (ii) cashless exercise of the third warrant is not available until September 2, 2006. All three warrants contain a provision that prevents any holder from exercising the warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 9.99% of the Company’s outstanding shares of common stock.
     In addition to the warrants discussed above, SDS also holds two warrants which were issued in October 2004 and which are described more fully in the “Description of Capital Stock” section of the Company’s registration statement on Form S-3, filed by the Company with the Commission on November 24, 2004.
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with the SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS waived this requirement to file the S-3 on or before October 2, 2005. The Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to December 31, 2005, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.
     SDS also has the right to piggy-back on to the registration statements filed by the Company registering shares of the Company’s common stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by SDS must be included in such underwritten public offering.
Accounting for Sale of Series B Convertible Redeemable Preferred Stock and Exchange of Note Payable for Warrants
     The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6,500,000. The proceeds were used to redeem 5,0000 shares of Series A convertible preferred stock at a face value of $5,000,000. The premium paid upon redemption was $750,000. The carrying value on the Series A convertible preferred stock was $3,542,000; thus, the Company recorded a loss on redemption in September, 2005 of approximately $2,208,000. The loss is considered a deemed dividend and will be reported after net income (loss) and before net income (loss) attributable to common stockholders.
     The net proceeds received by the Company from the sale of the 650 shares of Series B convertible preferred stock was $6,229,000. Approximately $1,145,000 of the net proceeds was allocated to the associated third warrant based on its relative fair value as computed using the Black-Scholes pricing model; thus, the Series B convertible preferred stock has a carrying value of $5,084,000. The net cash proceeds received by the Company after redemption of the Series A convertible preferred stock and payment of expenses and interest on the note payable described below was $443,000. As discussed above, the holders of the Series B convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series B convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.
     As discussed above, the Company’s stockholders approved the exchange of the SDS bridge note into two common stock warrants. Accordingly, the Company extinguished the $1,750,000 note payable and recorded $1,750,000 to additional paid-in capital.
Next Generation Product
     The Company commercially launched its new product offering, REDIview™, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.
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
     The Company believes that the introduction of these new products and associated web-based architecture will provide substantial savings in wireless transmission costs over the GSM circuit-switched data Vehicle Management Information TM (“VMI”) product and will further allow the Company to substantially reduce its customer support and maintenance costs by avoiding costly maintenance visits to customer premises to service the command and control center component of the VMI system. These new products form the basis of the Company’s business plan for the 2005 fiscal year and beyond and will be the foundation for expected growth in revenues and ultimately anticipated profitability for the Company. In addition, these products are designed to allow the Company to move to a recurring revenue model for the AVL marketplace, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and positive cash flow from operations.
     During the bankruptcy proceedings, the Company notified Minorplanet Systems PLC that it intended to reject the VMI license as part of the Plan of Reorganization. In order to ensure a smooth transition to its REDIview products and services, the Company initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until the Company’s REDIview products and services were commercially available.
     On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and Minorplanet UK regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. The material terms of the VMI Settlement Agreement include the following:
•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it shall terminate.

•	From the period beginning June 30, 2004 through December 31, 2004, the territory in which the Company could market, sell and use the VMI system shall be reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

•	On July 31, 2004, the Company shall no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

•	The Company provided Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

•	Subsequent to December 31, 2004, the Company has the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to its existing VMI customer base.

•	Minorplanet Limited was allowed a general unsecured claim in the amount of $1,000,000 in Limited’s bankruptcy case no. 04-31202-SAF-11. On the Effective Date, Minorplanet Limited released and waived its administrative claim and, as of such date, waived any future R&D fees due under Section 16.4 of the VMI license agreement.

•	The Company provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet UK by the Company.
     On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.

     SFAS 144 requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right and recognized an impairment loss of $28.8 million during the third quarter of fiscal 2004. Based on updated sales and cash flow forecasts, the Company later recorded a $1.4 million fresh start accounting adjustment to reflect the fair value of the license right at $1.3 million at June 30, 2004. At August 31, 2005, the Company recognized an additional $0.2 million impairment loss on its VMI license right recognizing a new fair value of $0.6 million. This new fair value of the license right is being amortized over twenty-two months.
Research and Development
     The Company relies primarily on its internal team of engineers for research and development relating to its current and prospective products. For the years ended August 31, 2005 and 2004, total research and development expensed associated with development of the Company’s REDIview product was $0.5 million and $0.6 million respectively. Prior to the rejection in the bankruptcy proceedings of the VMI License and the initiation of development of the Company’s REDIview mobile unit, the Company relied primarily on Minorplanet UK for research and development for products for the AVL marketplace. Pursuant to the Exclusive License and Distribution Agreement with Minorplanet UK, the Company was required to pay $1 million per year to Minorplanet UK for this research and development.
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
Fresh Start Accounting
     In accordance with the provisions of Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), the Company adopted “fresh start” accounting upon emergence from bankruptcy because holders of existing voting shares immediately before confirmation of the Plan received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its postpetition liabilities and allowed claims. The reorganization value of the Company was determined to be $25.3 million based on a discounted cash flow analysis utilizing cash flow projections from the Company’s five-year business plan including a terminal value, and after extensive negotiations among parties in interest. The reorganization value allocated to the Company’s net assets pursuant to SOP 90-7 was $23.3 million, which is net of the $2 million exit financing received from HFS after the Company emerged from bankruptcy (this exit financing was contemplated in the discounted cash flow model utilized to determine the $25.3 reorganization value). The $23.3 million allocated to net assets also excluded $1.4 million in pre-petition liabilities for disputed claims that were not discharged with the initial issuance of stock to creditors upon confirmation of the Plan. (Subsequently, certain rejection claims and other disputed claims were settled and allowed by the bankruptcy court resulting in the issuance of an additional 393,568 shares of common stock during the 2005 fiscal year.) The reorganization value was allocated to the Company’s tangible and identifiable intangible assets in conformity with the procedures specified by FAS 141 and liabilities were recorded at their net present values. The Company used the results of an independent financial advisory firm’s fair market valuation to value its fixed assets. Inventory and certain software were valued at estimated replacement cost. An independent financial advisory firm was also utilized to value the Company’s intangible assets.
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
     Initial sale proceeds received under multiple-element sales arrangements that require the Company to deliver products and services over a period of time and which are not determined by the Company to meet certain criteria are deferred. All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues — current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the service vehicle contract with SBC.
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
     In accordance with SFAS 144, management tests for impairment losses on intangible assets with determinable lives consistent with the policies discussed above in “Valuation of Long-Lived Assets” (see discussion of the $.2 million and $28.8 million impairment loss recognized on the VMI license right during the twelve months ended August 31, 2005 and 2004, respectively, in “Results of Operations” below). Goodwill is tested for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required. The Company completed the annual impairment test for the fiscal year ended August 31, 2004 and determined no impairment of its Goodwill existed at that time.
     Since its launch of the REDIview product line in January of 2005, the Company has experienced significant competition in the marketplace which has eroded its price points and prevented the Company from achieving its sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, the Company further revised its business plan modifying the Company’s pricing structure, its sales and marketing approach and added new feature sets to its REDIview product line to ensure that the Company remains competitive in the marketplace. The Company has significantly reduced its future projected cash flows from previous projections. During the fiscal year ended August 31, 2005, the Company performed its annual test for Goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples to determine its Goodwill was impaired by an estimated $9.6 million. Goodwill was written off by $9.6 million representing the full amount of the estimated impairment.
Results of Operations
     Due to the consummation of the Company’s bankruptcy and the application of fresh start accounting, results of operations for the periods after June 30, 2004 are not comparable to the results for previous periods. However, for the discussion of results of operations, the ten months ended June 30, 2004 (Predecessor Company) have been combined with the two months ended August 31, 2004 (Reorganized Company) and then compared to the fiscal year ended August 31, 2005 and 2003, respectively. Differences between periods due to fresh start accounting adjustments are explained when necessary.
Twelve Months Ended August 31, 2005, Compared to Twelve Months Ended August 31, 2004
     Total revenue of $16.4 million for the twelve months ended August 31, 2005 decreased from $23.2 million during the same period of the prior fiscal year. NSC Systems revenue decreased from $16.8 million during the twelve months ended August 31, 2004 to $12.6 million during the twelve months ended August 31, 2005 primarily due to a reduction in active Aether network subscriber units from 4,673 at August 31, 2004 to -0- as of August 31, 2005 and a reduction in active SBC network subscriber units from 30,384 at August 31, 2004 to 21,900 as of August 31, 2005. This decrease in Aether network services subscriber units was anticipated after the sale to Aether as all of these units have converted to either Aether’s network or to other carrier networks. SBC has selected an alternate vendor to supply its next generation AVL product. Management currently believes that deactivation of these units will conclude by the end of calendar year 2005. As the revenues from the SBC Contract ends in December of 2005, the Company’s future revenues will be solely dependent upon sales of its REDIview product line. The failure of the marketplace to accept the Company’s REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
     NSC Systems service revenue decreased from $15.5 million during the twelve months ended August 31, 2004 to $11.9 million during the twelve months ended August 31, 2005 while NSC Systems product revenue, including ratable product revenue, decreased from $1.3 million to $0.7 million for the same periods respectively. New NSC Systems product sales during the twelve months ended August 31, 2005 were primarily derived from sales of REDIview while sales of parts under the service vehicle contract with SBC were minimal. In accordance with the Company’s revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Thus, REDIview sales accounted for $0.5 million of total NSC Systems revenue during the twelve months ended August 31, 2005.
     VMI revenue for the twelve months ended August 31, 2005 was $3.8 million down from $6.4 million during the same period of the prior fiscal year. New VMI unit sales were minimal during the twelve months ended August 31, 2005 as sales and marketing focused on sales of the REDIview product line. The Company no longer actively markets the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin of 50% during the twelve months ended August 31, 2005 improved from 48% during the twelve months ended August 31, 2004. Higher service margins within the NSC Systems segment contributed to the overall improvement in gross profit margin. NSC Systems service margins increased primarily due to the anticipated reduction in Aether network subscriber units.
     Total operating expenses decreased from $45.7 million during the twelve months ended August 31, 2004 to $23.4 million during the twelve months ended August 31, 2005. The Company recorded a $0.2 million and $28.8 million impairment loss on the VMI license right during the twelve months ended August 31, 2005 and 2004 respectively. Additionally, the Company recorded a $9.6 million Goodwill impairment loss during the twelve months ended August 31, 2005. Since its launch of the REDIview product line in January of 2005, the Company has experienced significant competition in the marketplace which has eroded its price points and prevented the Company from achieving its sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, the Company further revised its business plan modifying the Company’s pricing structure, its sales and marketing approach and added new feature sets to its REDIview product line to ensure that the Company remains competitive in the marketplace. The Company performed its annual test for Goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples to determine its Goodwill was impaired.
     Sales and marketing costs increased by $0.8 million during the twelve months ended August 31, 2005 to $3.2 million versus $2.4 million during the same period of the prior fiscal year. This increase was primarily related to the hiring of sales personnel for REDIview offset by restructuring efforts resulting in a reduction in auto, facility costs and other related sale and marketing operating costs. General and administrative expenses decreased from $6.7 million during the twelve months ended August 31, 2004 to $4.9 million during the twelve months ended August 31, 2005 primarily due to restructuring and general cost-cutting efforts resulting in lower facility rents, equipment rental, professional fees and other operating expenses. Bad debt expense also decreased by $1.2 million due to the lower VMI sales volume and the conversion of several large internally financed VMI customers to externally financed REDIview sales. Customer service expenses decreased to $1.5 million during the twelve months ended August 31, 2005 from $2.3 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $2.7 million during the twelve months ended August 31, 2005 from $3.8 million during the same period in the prior year primarily due to new depreciation schedules associated with assets adjusted to fair value in accordance with fresh start accounting and lower amortization expense associated with the VMI license right.
     The Company recorded $3.5 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the twelve months ended August 31, 2004, including $1.9 million in professional fees and a $1.6 million provision for probable losses related to the rejection of executory contracts, unexpired leases, and other claims. Reorganization expenses during the twelve months ended August 31, 2005 were minimal. Operating losses decreased to $15.2 million during the twelve months ended August 31, 2005 from $34.5 million during the twelve months ended August 31, 2004. (Included in operating losses was a $0.2 million and $28.8 million impairment loss on the VMI license right during the twelve months ended August 31, 2005 and 2004 respectively and a $9.6 million Goodwill impairment for the twelve months ended August 31, 2005.) Interest expense decreased from $0.9 million during the twelve months ended August 31, 2004 to $0.4 million during the twelve months ended August 31, 2005 due primarily to the elimination of the $14.3 million principal obligation on the senior notes along with the related interest costs through the bankruptcy proceedings offset by $0.4 million interest expense on the HFS and SDS notes payable. The Company had a net loss of $15.6 million during the twelve months ended August 31, 2005 as compared to $17.8 million during the same period of the prior fiscal year. Net loss attributable to common shareholders for the twelve months ended August 31, 2005 was $16.0 million after inclusion of $0.4 million in preferred stock dividends.
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
     VMI revenue for the twelve months ended August 31, 2004 was $6.4 million up from $5.1 million during the same period of the prior fiscal year. Total new VMI unit sales decreased to approximately 1,600 units during the twelve months ended August 31, 2004 from approximately 5,600 units sold during the same period of the previous fiscal year due primarily to a significant reduction in sales personnel as management worked to revise the sales model and the negative perception by potential customers of the Company’s bankruptcy filing. In accordance with the Company’s revenue recognition policies, VMI unit sales and the associated cost of sales are deferred and recognized over the contract life. Thus, the increase in VMI revenue during the twelve months ended August 31, 2004 in comparison to the same period of the previous fiscal year is primarily due to the ratable recognition of previously deferred revenue associated with the VMI installed base including recognition of remaining deferred revenue under VMI customer contracts that were terminated prior to their contract end dates.
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
     The Company recorded $3.5 million in reorganization expenses associated with its Chapter 11 bankruptcy filing during the twelve months ended August 31, 2004, including approximately $1.9 million in professional fees and $1.6 million in losses associated with the rejection of executory contracts and unexpired leases and other reorganization costs. In addition, the Company recorded fresh start adjustments increasing net assets by $20.3 million as of June 30, 2004 to reflect assets and liabilities at fair value (see discussion above under “Critical Accounting Policies and Estimates — Fresh Start Accounting”). The Company’s net loss for the twelve months ended August 31, 2004 was $17.8 million in comparison to $16.0 million during the same period of the previous fiscal year.
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
Liquidity and Capital Resources
     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $0.5 million as of August 31, 2005.
     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Pursuant to the Third Amended Agreement, HFS may at any time demand repayment of such portion of the accrued interest and unpaid principal on the Note in such number of shares of common stock, based upon a fixed conversion price of $2.90 per share of common stock, if converted in year one of the repayment of the

Note or a fixed conversion price of $3.08 per share of common stock if converted subsequent to year one of the repayment of the Note, whose aggregate value equals the amount of accrued interest and principal being repaid. Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 until December 31, 2004 to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS.
     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896. A Special Committee of the Company’s Board of Directors composed of three Directors not interested in the repurchase transaction considered, negotiated, and approved the repurchase transaction. Contemporaneous with the closing of the stock repurchase, Lloyd Miller resigned from the Board of Directors of the Company. The treasury stock is reflected at cost on the Company’s Consolidated Balance Sheet at August 31, 2005 and 2004, respectively
     On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A convertible preferred stock to SDS pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between the Company and SDS Capital Group SPC, Ltd. The Series A convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended provided by Regulation D promulgated thereunder. In addition to the above pricing and number of the securities sold, the Securities Purchase Agreement also provides that the Company shall use the proceeds from this offering only for general corporate purposes and working capital. In connection with the issuance of shares of Series A convertible preferred stock, the Company also issued to the Series A convertible preferred stockholder two warrants to purchase shares of the Company’s common stock (see “Securities Purchase Agreement – Sale of Series A Convertible Preferred Stock” on page 53 of this Form 10-K for additional information regarding the Series A Convertible Preferred Stock Transaction). On September 2, 2005, the 5,000 shares of Series A convertible preferred stock held by SDS were returned to the Company and cancelled in consideration for the issuance to SDS of 650 shares of Series B convertible preferred stock.
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B preferred stock described below, the bridge note was extinguished and exchanged for the stock purchase warrants.
     On September 2, 2005, subsequent to the end of the period covered by this Form 10-K report, the Company closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or upon the exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933 (see “Securities Purchase Agreement – Sale of Series B Convertible Preferred Stock” on page 59 of this Form 10-K for additional information regarding the Series B Preferred Stock Transaction).
          A summary of the Company’s cash flows for the years ended August 31, 2005 and 2004 are as follows:

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	Year	Two months	Ten months	Combined year
	ended	ended	ended	ended
	August 31,	August 31,	June 30,	August 31,
	2005	2004	2004	2004
	(in thousands)
Net cash used in operating activities	$(5,022)	$(1,023)	$(1,789)	$(2,812)

Net cash provided by (used in) investing activities	(962)	(303)	(548)	(851)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock net of offering costs	4,651
Proceeds from issuance of note payable	1,750	2,000	—	2,000
Debt issuance costs	—	(80)	—	(80)
Dividends paid on preferred stock	(368)
Common stock repurchased	—	(1,860)	—	(1,860)
Other	(858)	(48)	(142)	(190)

Net cash provided by (used in) financing activities	5,175	12	(142)	(130)

Total change in cash	(809)	(1,314)	(2,479)	(3,793)

Cash and cash equivalents, end of period	$503	$1,312	$2,626	$1,312

     Net cash used in operating activities increased during the year ended August 31, 2005 compared to the same period of the prior year primarily due to a $3.1 million decrease in restructuring accruals offset by lower depreciation and amortization as a result of fresh start accounting implementation. Net cash used in investing activities increased $0.1 million primarily due to capitalizable costs associated with REDIview.
     Net cash provided by financing activities during the year ended August 31, 2005 included $4.7 million in proceeds from the sale of Series A preferred stock and $1.75 million in proceeds received from the issuance of the note payable to SDS offset by $0.9 million in payments under capital lease obligations and $0.4 million in dividends paid on the Series A preferred stock. Net cash used in financing activities during the year ended August 31, 2004 included the $2 million in proceeds from the issuance of the note payable to HFS net of the $1.9 million stock repurchase in July of 2004 and payments under capital lease agreements.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to raise a minimum of $4 million in additional capital resources to fund ongoing operations through August 31, 2006.

•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding our direct sales channel and expanding into new markets not currently served by the Company.

•	Hiring qualified salespersons. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and training these persons requires a delay in time before they are productive.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
     There can be no assurances that any of these success factors will be realized or maintained.
     On October 8, 2004, SBC Communications, Inc. advised the Company that it had selected an alternate vendor to supply the next generation product for SBC’s service vehicle fleet. Based on the expiration of the Company’s existing contract with SBC on December 31, 2005 and the anticipated decline in revenues to be received from the existing SBC contract as SBC deactivates the Company’s units and installs the alternative vendor’s units, the Company revised its existing business plans and related forecasts. The Company’s revised business plan and forecasts also considered the anticipated costs of the commercial introduction of the Company’s next generation product.
     The Company commercially launched its next generation product, the REDIview product line, in January of 2005. Based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line in the first and second calendar quarters of 2005, the Company believed that it could achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year which would have provided the Company with sufficient capital to fund its ongoing operations for the next 12 months. However, based upon significant competition in the marketplace and price point erosion, the Company was unable to achieve its forecasted sales targets for the third calendar quarter of 2005 resulting in significant depletion of its cash reserves.
     The Company has expended substantially all of its available cash reserves and is currently in the process of raising additional capital. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval. If the Company is unable to raise additional capital within the month of December 2005, the Company will be forced to file for bankruptcy protection and/or cease operations.
     The Company currently believes that in order to sustain its operations through August 31, 2006, it must raise a minimum of $4 million. Currently, the Company is forecasting an average monthly cash shortfall of approximately $445,000 for the period beginning December 2005 through August 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $4 million in additional financing to sustain its business operations through August 31, 2006.
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
     On November 2, 2005, Remote Dynamics, Inc. (the “Company”) received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.
     The Nasdaq Staff Deficiency Letter further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by May 1, 2006, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.
     The failure of the Company to maintain its common stock listed on the Nasdaq SmallCap Market would constitute a redemption event under the Company’s Certificate of Designation for the Series B convertible preferred stock entitling the holders of the Company’s Series B convertible preferred stock to force the Company to redeem their shares of Series B convertible preferred stock. The Company may not have the funds available to effect such forced redemption and the holders could take further actions such as forcing the Company into involuntary bankruptcy.
     Additionally, if the closing bid for the Company’s common stock remains below $1.00 per share and it is no longer listed on The Nasdaq SmallCap Market, the Company’s common stock may be deemed to be penny stock. If the Company’s common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company’s securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:
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
Contractual Obligations
     The following summarizes the Company’s significant financial commitments at August 31, 2005:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Note Payable — SDS (a) Principal Payments	$1,750	$1,750
Interest Payments	$36	$36
Long-Term Debt (b) Principal Payments	$2,000	$—	$2,000	$—	$—
Interest Payments	460	240	220	—	—
Capital Lease Obligations	910	479	431		—
Operating Leases	1,802	324	628	600	250
Other Notes Payable	136	136
Purchase Obligations (c )	1,865	1,865	—	—	—
Other Long-Term Liabilities (d)	526	246	176	96	8

Total	$9,485	$5,076	$3,455	$696	$258

(a)	Convertible promissory note payable to SDS Capital Group SPC, Ltd. with the principal balance being due in September of 2005. Interest is payable upon maturity based on an annual rate of 8%. The note is secured by a first lien on all of the assets of the Company pursuant to that certain Security Agreement by and between SDS Capital Group SPC, Ltd. and the Company dated May 31, 2005. The note subsequently exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share on September 2, 2005 (see “Securities Purchase Agreement – Sale of Series B Preferred Stock” under Item 3 of this Form 10-K for additional information regarding exchange of the note payable for warrants).

(b)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

(c)	Primarily includes obligations to purchase REDIview inventory.

(d)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.
Impact of Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
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
     In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or financial position.
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
Change from Deloitte & Touche LLP to BDO Seidman LLP
     During the Company’s two fiscal years and through March 19, 2004, there were no disagreements with Deloitte & Touche LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.
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
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of August 31, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Organization of the Board of Directors and Meetings
     Pursuant to the Company Amended and Restated Bylaws, the Company’s Board of Directors shall consist of seven board members. As one board seat remains vacant, the Company’s Board of Directors presently consists of six board members: Gerry C. Quinn, Matthew Petzold, Thomas Honeycutt, Gregg Pritchard, Stephen CuUnjieng and Dennis R. Casey; each of whom were elected at the 2005 annual meeting of stockholders. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.
     On September 2, 2005, the Company sold 650 shares of the Company’s Series B convertible preferred stock to SDS pursuant to a certain Securities Purchase Agreement dated September 2, 2005. The holder of a majority of the Series B convertible preferred stock has the right to appoint one representative to the Company’s board of directors and is entitled to designate one observer to the meetings of the Company’s board of directors and its committees. Although the holder of the Company’s Series B convertible preferred stock retains the right to do so in the future, it has not yet exercised its right to appoint a board member. The holder of the Company’s Series B convertible preferred stock has designated Raahim Don as its board observer to attend the meetings of our board of directors and its committees. Thus, the Company’s board of directors reduced the size of the board to six board seats. If the holder of a majority of the Series B convertible preferred stock provides written notice to the Company that it intends to designate a board member, the board can, by resolution, increase the size of the board by one board seat to accommodate the request.
     Audit Committee. The Company’s board of directors maintains a separately standing audit committee, currently composed of Messrs. Quinn, Pritchard and Honeycutt. Mr. Honeycutt was appointed to the audit committee on August 6, 2004. On July 15, 2005, Mr. Petzold resigned from the audit committee and the board appointed Mr. Pritchard to take his place on the audit committee, which elected Mr. Quinn as its new chairman. A copy of the audit committee charter is attached hereto as Appendix I.
     Messrs. Quinn, Honeycutt and Pritchard each qualify as “independent,” as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee, with the assistance of the Company’s independent accountants, determines the adequacy of internal controls and other financial reporting matters, and reviews and recommends to the board of directors for approval all published financial statements.
     Audit Committee Financial Expert. The Company’s Board of Directors has determined that Gerry Quinn qualifies as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Mr. Quinn also qualifies as “independent,” as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.
     Code of Ethics for Chief Executive Officer and Senior Financial Officers. The Company’s Board of Directors, on November 7, 2003, adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A full copy of this Code is filed as Exhibit 14.1 filed in connection with the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.
     Nomination and Corporate Governance Committee. There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.
Remote Dynamics’ Directors and Executive Officers
DENNIS R. CASEY — Director since July 13, 2004, President, Chief Executive Officer and Director (Principal Executive Officer) since January 30, 2004.

     Mr. Casey, age 70, currently serves and has served as President and Chief Executive Officer of Remote Dynamics since January 30, 2004. On February 2, 2004, Remote Dynamics and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas – Dallas Division, in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. On June 29, 2004, the bankruptcy court confirmed the Company’s plan of reorganization and it emerged from bankruptcy effective July 2, 2004. Mr. Casey is also the founder and Chief Executive Officer of BaseCom Construction Inc., a private communications company, providing cable television, broadband internet access and telecommunications management to US Army lodging facilities serving in such role since 1997. Mr. Casey served for 24 years in various positions at GTE Corporation starting as a Staff Engineer in 1957 and ultimately serving as Vice President of Marketing for GTE Corporate Telephone Operations and for GTE Automatic Electric from 1976 to 1979. From 1980 through 1988, Mr. Casey served as Chief Executive Officer and Chairman of the Board of Telesphere International, a long distance reseller. Mr. Casey earned a Bachelor of Science degree in Finance New York University
     STEPHEN CUUNJIENG — Director since July 13, 2004.
     Mr. CuUnjieng, age 45, served as Director of Strategic Finance for Remote Dynamics from January 30, 2004 through December 31, 2004 to assist Remote Dynamics with capital raising strategies. Mr. CuUnjieng also currently serves as President and Chief Operating Officer of HFS Capital LLC, a position he has held since 2000. Prior to that, Mr. CuUnjieng served as Managing Director at Merrill Lynch from 1996 to 2000 where he was head of power and energy investment banking for Asia and investment banking country head for the Philippines. From 1994 to 1996, Mr. CuUnjieng served as a Director at Salomon Brothers. In 1993, Mr. CuUnjieng was a Director with Morgan Grenfell Asia. From 1990 to 1993, Mr. CuUnjieng served as Managing Director for the investment banking division of Morgan Grenfell, PCI Capital Corporation in the Philippines. Mr. CuUnjieng has a Masters in Business Administration from the Wharton School of Business of the University of Pennsylvania and a law degree (with honors) from Ateneo School of Law in the Philippines. Mr. CuUnjieng holds a NASD Series 7 license as well as a Series 63 License.
     THOMAS HONEYCUTT — Director since July 29, 2004.
     Mr. Honeycutt, Commander, U.S.N., ret., age 55, currently serves as Group Vice President, General Manager of SERCO, a systems integrator/support services company listed on the London Stock Exchange (Ticker Symbol: SRP.L) since March 2005. Mr. Honeycutt previously served as Group Vice President of Resource Consultants, Inc. from 1997 through March 2005 responsible for three Divisions which provide supply chain and logistics consulting support to the U.S. Department of Defense including supervision of the “Should Cost” analysis supporting weapon systems acquisitions for the Army, Navy, Air Force and Defense Logistics Agency, the administration of the Integrated Undersea Surveillance Systems Logistic Support Center for the U.S. Navy submarine program and the U.S. Navy’s Pollution Prevention and HAZMAT Minimization contracts. Prior to this position, Mr. Honeycutt has held numerous positions with the United States Navy including serving as Deputy Director for Contracts, Tactical Aircraft and Cruise Missile Departments, Naval Air Systems Command from 1993 through 1996 supervising 12 teams responsible for planning, negotiating and administering contracts in excess of $22 billion for all tactical aircraft weapons systems procured by the U.S. Naval Air Systems Command. Mr. Honeycutt then served as Deputy Director, Integrated Weapons Support Team, Naval Control Point from 1996 through 1997 directed 13 business units in logistics planning for a 415,000 line item inventory valued at $17.6 billion in support of worldwide U.S. Navy aircraft and air launched cruise missile systems.
     MATTHEW PETZOLD — Director since August 6, 2004.
     Mr. Petzold, age 40, has served as Chief Financial Officer of Motricity, a premier provider of mobile content solutions and services to the wireless industry with over 120 million mobile subscribers, since January, 2005. Mr. Petzold previously served as Chief Financial Officer of Verestar, Inc., a satellite services provider, from 2001 through January 2005 directing the Finance, Legal and Human Resource Departments. Verestar, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on December 12, 2003. Verestar, Inc. currently remains in possession of its assets and operating as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court. From 2000 through 2001, Mr. Petzold served as the Chief Financial Officer of MediaCenters, Inc, a metro communications provider. Mr. Petzold served as Chief Financial Officer of UUNET from 1998 through 2000, the world’s largest internet service provider with annual sales in excess of $4 billion supervising a finance staff in excess of 300 persons with operations in 29 countries on five continents. From 1995 through 1998, Mr. Petzold served as Controller for UUNET. Mr. Petzold earned a B.A. in Management/Accounting from Gettysburg College and is a Certified Public Accountant in the State of Maryland.
     On July 12, 2004, a lawsuit was filed in the United States District Court for the Southern District of New York by the Official Committee of Unsecured Creditors of Verestar, Inc. Verestar Networks, Inc. and Verestar International, Inc. for and on behalf of itself and Verestar, Inc. Verestar Networks, Inc. and Verestar International, Inc. against Mr. Petzold, American Tower Corporation, Bear Sterns & Co., Inc., Justin Benincasa, Norman A. Bilkales, Alan Box, Arnold Chavkin, Steven B. Dodge, David W. Garrsion, William H. Hess, David Kagan, Marc Layne, Jack R. McDonnell, Michael Mislom, Scott Moskowitz, Steven J. Moskowitz, Raymond O’Brian, David J. Porte, Bradley E. Singer, James Taiclet and Joseph L. Winn. The plaintiffs allege that the defendants, in their roles as directors, officers and advisors of the Verestar entities and their parent corporation, American Tower Corporation, breached their fiduciary duties or assisted others in breaching their fiduciary duties in fraudulently transferring assets from the Verestar entities to their parent corporation, American Tower Corporation prior to the Chapter 11 bankruptcy filing. The plaintiffs alleged that defendants breached their fiduciary duties, or aided, abetted and participated in the breach of fiduciary duties by other defendants, conversion, conspiracy, breach of contract and avoidance of fraudulent and preferential transfers. The plaintiffs are seeking declaratory relief and damages. Mr. Petzold has informed the company that the charges alleged against him in this action are without merit and that he intends to vigorously defend against such charges.
     GREGG PRITCHARD — Director since July 2, 2004.
     Mr. Pritchard, age 53, has served as bankruptcy trustee/interim CEO for over 18 years including serving as Trustee for the D.I.C. Creditors Trust from April 2004 to present, AMRESCO Liquidating Trust from August 2002 to present and Amre Liquidating Trust from July 1997 through December 2000. Mr. Pritchard has also served as a financial consultant, providing services to various public and private companies including Beal Capital Markets, Inc. in the Adelphia Business Solutions bankruptcy case and Sunrise Capital Partners in the American Pad and Paper LLC bankruptcy case. Mr. Pritchard earned his B.S. degree from Abilene Christian University in 1974.
     GERRY C. QUINN — Director since June 22, 1995.
     Mr. Quinn, age 56, served as President of The Eighteen Wheeler Corporation and The F.B.R. Eighteen Corporation, both of which were affiliates of Remote Dynamics, from April 1992 until February 1994. Mr. Quinn has served as President of The Erin Mills Investment Corporation, since July 1989, a venture capital and investment company and stockholder of Remote Dynamics since September 1989. Prior to joining Erin Mills, Mr. Quinn served as a senior officer in Magna International Inc. and Barrincorp, both publicly traded companies, and he served as a partner in the public accounting firm of Ernst & Young. Currently, Mr. Quinn is also a director of MotorVac Technologies, Inc. and Ironhorse Oil & Gas, Inc.
Executive Officers
     Except as disclosed under “Employment Agreements” below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.
     DAVID H. BAGLEY – Senior Vice President of Networks & Engineering.
     Mr. Bagley, age 50, joined Remote Dynamics in October 1992 as Director of Field Services and has since held several senior management positions which utilized his 27 years of telecommunications experience prior to assuming his current role of Senior Vice President Network & Engineering in September of 2004. On February 2, 2004, Remote Dynamics and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the

United States Bankruptcy Court for the Northern District of Texas – Dallas Division, in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. On June 29, 2004, the bankruptcy court confirmed the Company’s plan of reorganization and it emerged from bankruptcy effective July 2, 2004. Before joining Remote Dynamics, Mr. Bagley served as Vice President, South Central Division at Comstock Communications from 1987 to 1992. From 1973 to 1987, Mr. Bagley held various operational and technical management positions at Southwestern Bell Telecom, United Technologies Communications Company and General Dynamics Communications Company.
     J. RAYMOND BILBAO – Senior Vice President, General Counsel and Secretary.
     Mr. Bilbao, age 39, was initially employed by Remote Dynamics in June 1997 as Associate General Counsel. He served in that position until February 1999, when he was promoted to General Counsel and Secretary. Mr. Bilbao assumed his current role of Senior Vice President, General Counsel and Secretary in June of 2001 being primarily responsible for all legal and human resources matters. On February 2, 2004, Remote Dynamics and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas – Dallas Division, in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. On June 29, 2004, the bankruptcy court confirmed the Company’s plan of reorganization and it emerged from bankruptcy effective July 2, 2004. From September 1996 to June 1997, Mr. Bilbao was a Senior Associate Attorney at Neligan & Averch, LLP, a Dallas-based law firm, where he represented technology clients in corporate and litigation matters. From September 1995 to September 1996, Mr. Bilbao was employed by Value-Added Communications, Inc., a Dallas-based telecommunications company, last serving as its Vice President and General Counsel. Mr. Bilbao also previously served as an associate attorney at the law firms of Haney & Tickner, P.C. and Renfro, Mack & Hudman, P.C. In 1992, Mr. Bilbao earned his Juris Doctor degree from St. Mary’s University in San Antonio, Texas, where he served as a writer for the St. Mary’s Law Journal. Mr. Bilbao is licensed to practice law in Texas and is admitted to practice before the United States District Court for the Northern District of Texas.
     DENNIS R. CASEY – President, Chief Executive Officer and Director (Principal Executive Officer).
     Please see our description above under the caption “Our Directors and Executive Officers – Directors.”
     W. MICHAEL SMITH – Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Accounting Officer and Principal Financial Officer).
     Mr. Smith, age 40, originally joined Remote Dynamics in November 1998 as Executive Vice President, Chief Financial Officer and Treasurer serving in such position until June 2003 when he was promoted to Chief Operating Officer while retaining his Executive Vice President and Treasurer responsibilities but relinquishing his Chief Financial Officer responsibilities. On January 30, 2004, Mr. Smith reassumed his role as Chief Financial

Officer as well as retaining his positions as Executive Vice President, Chief Operating Officer and Treasurer. On February 2, 2004, Remote Dynamics and two of its wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas – Dallas Division, in order to facilitate the restructuring of the Company’s debt, trade liabilities, and other obligations. On June 29, 2004, the bankruptcy court confirmed the Company’s plan of reorganization and it emerged from bankruptcy effective July 2, 2004. Previously, Mr. Smith served as Vice President of Finance and Chief Financial Officer for TPN, Inc., a provider of digital satellite programming from 1997 to 1998. Mr. Smith was employed by AT&T Wireless Services from 1994 to 1997, where he served as Director of Financial Planning and Control from 1994 to 1996 and as Director of Finance and Controller from 1996 to 1997. Prior to his employment at AT&T Wireless, Mr. Smith practiced public accounting for Arthur Anderson & Co., last serving as a financial consultant and audit manager primarily representing high technology clients. Mr. Smith earned a Masters in Accounting at the University of North Texas and is a Certified Public Accountant.
     There are no family relationships among the directors and executive officers of the Company.
     Indemnification of Directors and Officers
     The Company indemnifies each person who is or was a director, officer, employee or agent of the Company, or serves at the Company’s request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, judgments, fines and amounts incurred in that capacity.
     The Company will indemnify only for actions taken:
•	in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of the Company; or

•	with respect to criminal proceedings, not unlawful.
     The Company will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. The Company’s Bylaws specifically provide that the indemnification rights granted thereunder are nonexclusive. In accordance with the Company’s Bylaws, the Company has purchased insurance on behalf of its directors and officers in amounts it believes to be reasonable.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of Remote Dynamics’ equity securities to file with the SEC initial statements of beneficial ownership of securities and subsequent changes in beneficial ownership. The Company’s officers, directors and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms which they have filed.
     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no Form 5 reports were required, all of its officers, directors and beneficial owners of more than ten percent of the Company’s common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended August 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors
     The Board of Directors has the authority to fix the compensation of Directors. The Company’s Bylaws provide that Directors may be reimbursed for reasonable expenses for their services to the Company, and may be paid either a fixed sum for attendance at each Board of Directors meeting or a stated annual director fee. The Company also reimburses its Directors for travel expenses. In addition, the Company provides its non-employee directors with a standard annual Director’s Fee of $30,000. The Director’s Fees are paid quarterly and prorated for partial service.
Compensation of Certain Executive Officers
Summary Compensation Table
     The following is a table describing compensation awarded, paid to or earned, for the last three full fiscal years, by the Company to: (a) our President and Chief Executive Officer and (b) four other four most highly compensated executive officers during fiscal year ended August 31, 2005. Some of the persons named below are employed by Remote Dynamics under an employment agreement. Those agreements are described on pages 86-88.

						Long Term
		Annual				Compensation
		Compensation				Awards
						Securities
				Other Annual		Underlying
Name and		Salary	Bonus	Compensation		Options/
Principal Position	Year	(Dollars)	(Dollars)	(Dollars)		SARs (shares)
Dennis R. Casey (1)	2005	$225,000	—	—		—
President and Chief Executive Officer	2004	121,311	$25,000	$73,500	(2)	—
for Remote Dynamics (Principal	2003	—	—	—		—
Executive Officer)
W. Michael Smith	2005	$200,000	—	—		—
Executive Vice President, Chief	2004	182,107	—	$49,000	(3)	—
Financial Officer, Chief Operating	2003	178,600	—	—		—
Officer and Treasurer for Remote Dynamics (Principal Accounting and Financial Officer)
J. Raymond Bilbao	2005	$200,000	—	$49,000	(4)	—
Senior Vice President, General	2004	182,019	—	—		—
Counsel and Secretary for Remote	2003	178,500	—	—		—
Dynamics
Joseph Pollard	2005	$200,000	—	—		—
Senior Vice President Sales and	2004	19,354	—	$164,000	(5)	—
Marketing for Remote Dynamics	2003	—	—	—		—
David Bagley	2005	$141,700	—	$67,500	(6)	—
Senior Vice President, Networks &	2004	128,800	—	—		—
Engineering for Remote Dynamics	2003	128,800	—	—		—

(1)	Mr. Casey became President and Chief Executive Officer of Remote Dynamics effective January 30, 2004.

(2)	As of August 31, 2005, Mr. Casey held 150,000 shares of restricted stock with a value of $150,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2005, none of the 150,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan, if cash dividends are paid by the Company on shares of common stock, the Company shall credit to a bookkeeping account in the name of the Mr. Casey the amount of cash dividends payable on his shares of restricted stock. Mr.

Casey’s dividend account associated with his or her shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements.

(3)	As of August 31, 2005, Mr. Smith held 100,000 shares of restricted stock with a value of $100,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2005, none of the 100,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan, if cash dividends are paid by the Company on shares of common stock, the Company shall credit to a bookkeeping account in the name of the Mr. Smith the amount of cash dividends payable on his shares of restricted stock. Mr. Smith’s dividend account associated with his or her shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements.

(4)	As of August 31, 2005, Mr. Bilbao held 100,000 shares of restricted stock with a value of $100,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2005, none of the 100,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan, if cash dividends are paid by the Company on shares of common stock, the Company shall credit to a bookkeeping account in the name of the Mr. Bilbao the amount of cash dividends payable on his shares of restricted stock. Mr. Bilbao’s dividend account associated with his or her shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements.

(5)	As of August 31, 2005, Mr. Pollard held 100,000 shares of restricted stock with a value of $100,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2005, none of the 100,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan, if cash dividends are paid by the Company on shares of common stock, the Company shall credit to a bookkeeping account in the name of the Mr. Pollard the amount of cash dividends payable on his shares of restricted stock. Mr. Pollard’s dividend account associated with his shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements. Mr. Pollard resigned as of December 6, 2005.

(6)	As of August 31, 2005, Mr. Bagley held 75,000 shares of restricted stock with a value of $75,000. The restricted stock vests pursuant to the achievement of certain performance objectives. As of August 31, 2005, none of the 75,000 restricted shares were vested. Pursuant to the 2004 Restated Management Incentive Plan, if cash dividends are paid by the Company on shares of common stock, the Company shall credit to a bookkeeping account in the name of the Mr. Bagley the amount of cash dividends payable on his shares of restricted stock. Mr. Bagley’s dividend account associated with his shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements.
2004 Restated Management Incentive Plan
     Pursuant to our plan of reorganization, the Company implemented the 2004 Restated Management Incentive Plan. Grants made pursuant to the 2004 Restated Management Incentive Plan vest as follows:
•	One third of the restricted shares granted will vest upon the execution by the Company of an agreement with the member companies of SBC Communications, Inc. for the retrofit of SBC’s fleet of service vehicles at the substantially similar volumes and profit margins as set forth in the May 20, 2004 Report to the Official Unsecured Creditors Committee;

•	One third of the restricted shares granted will vest upon the completion by the Company of three consecutive fiscal quarters in which the Company achieves positive earnings before interest, depreciation, taxes and amortization on or before January 2, 2007; and

•	One third of the restricted shares granted vest upon the completion by the Company of four consecutive fiscal quarters in which the Company achieves net income on or before July 2, 2007.
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
     Savings Plan. The Company has a 401(k) Retirement Investment Profit-Sharing Plan that covers all of its employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each year is $14,000, the maximum amount permitted under the Internal Revenue Code of 1986, as amended. Remote Dynamics matches 50% of an employee’s contribution to the 401(k) Plan up to 6% of pre-tax earnings for a total potential matching contribution of 3% of the employee’s pre-tax earnings.
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
     Upon the termination of executive officer’s employment under the employment agreement prior to the expiration of the initial two-year term for any reason, such executive officer shall be entitled to:
•	the salary earned by the executive officer before the effective date of termination hereof (including salary payable during any applicable notice period), prorated on the basis of the number of full days of service rendered by the executive officer during the salary payment period to the effective date of termination;

•	any accrued, but unpaid, vacation benefits;

•	the percentage of bonus compensation earned by the executive officer prior to the effective date of the termination based upon targets achieved prior to the effective date of termination; and

•	any previously authorized but unreimbursed business expenses.
     In the event of a termination for a reason other than cause by the Company or termination for Good Reason (as defined below) by the executive officer within six months prior to or within two years subsequent to a Change in Control (as defined below), in addition to the compensation and benefits the employment agreement provides upon a termination for any reason, the Company shall provide the executive officer with:
•	a cash payment equal to twelve months of base salary for the executive officer;

•	continued medical insurance benefits at the Company’s expense for a period of twelve months;

•	acceleration of vesting of restricted stock grants.
•	Specifically, in the event that (i) the Company terminates the employment relationship with the executive officer for a reason other than cause or due to the executive officer’s death (other than by suicide) or permanent disability; or (ii) the executive officer terminates his employment relationship with the Company for Good Reason following a Change in Control, then in addition to any other compensation and benefits due to the executive officer under the employment agreement, all restricted shares previously vested at the time of termination shall be retained by the executive officer, and fifty percent of the restricted shares not yet vested at the time of termination shall vest as of the date of termination; provided that, if it is no longer possible to earn such unvested restricted shares, then the executive officer shall not be entitled to receive fifty percent of the restricted shares that are no longer possible to become vested.
     Following expiration of the initial two year term, the severance payments due to the executive officer upon termination for a reason other than cause by the Company or termination for Good Reason by the executive officer is reduced by 1/12 for every two months of employment subsequent to the expiration of the initial two year term; provided, however, that under no circumstances shall the severance payment be reduced below six months of base salary.
     The employment agreements define Good Reason as:
•	the reduction of the employee’s job title, position or responsibilities without the executive officer’s prior written consent;

•	the change of the location where the executive officer is based to a location which is more than fifty (50) miles from his present location without the executive officer’s prior written consent; or

•	the reduction of the executive officer’s annual salary and bonus by more than 10% from the sum of the higher rate of the executive officer’s actual annual salary and bonus in effect within two years immediately preceding the Change of Control.
     The employment agreements define Change in Control as:
•	the subsequent acquisition by any person or group of 35% or more of the Company’s securities;

•	during any two year period, the members of the board of directors of the Company at the beginning of the period cease to constitute a majority of the board of directors of the Company unless the election or nomination of new directors by the stockholders was approved by 2/3 of directors still in office who were either directors at the beginning of the period or whose election or nomination for election was previously so approved;

•	a merger of the Company; other than a merger in which the stockholders of the Company maintain more than 80% of the voting control in the surviving entity or a merger effected as part of a recapitalization of the Company in which no person acquires more than 35% of the voting securities then outstanding; and/or

•	the approval by the stockholders of the complete liquidation of the Company or the sale of substantially all of the assets of the Company.
     The following paragraphs present additional details of the individual employment agreements with each officer.
     Dennis R. Casey. The agreement with Mr. Casey provides for Mr. Casey’s employment as President and Chief Executive Officer of Remote Dynamics for an initial two-year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Casey is paid an annual base salary of $225,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Casey with a grant of 150,000 shares of restricted stock governed by the 2004 Restated Management Incentive Plan.
     W. Michael Smith. The agreement with Mr. Smith provides for Mr. Smith’s employment as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of Remote Dynamics for an initial two-year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $200,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Smith with a grant of 100,000 shares of restricted stock governed by the 2004 Restated Management Incentive Plan.
     J. Raymond Bilbao. The agreement with Mr. Bilbao provides for Mr. Bilbao’s employment as Senior Vice President, General Counsel and Secretary of Remote Dynamics for an initial two-year term which expires on July 2, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Bilbao is paid an annual base salary of $200,000 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Bilbao with a grant of 100,000 shares of restricted stock governed by the 2004 Restated Management Incentive Plan.
     David Bagley. The agreement with Mr. Bagley provides for Mr. Bagley’s employment as Senior Vice President – Networks and Engineering of Remote Dynamics for an initial two-year term which expires on September 17, 2006. The agreement continues on a month-to-month basis until terminated by either party on written notice. Under the terms of the agreement, Mr. Bagley is paid an annual base salary of $141,700 and is eligible for an annual discretionary bonus of 50% of his base salary pursuant to the incentive bonus plan of executive officers. The agreement also provided Mr. Bagley with a grant of 75,000 shares of restricted stock governed by the 2004 Restated Management Incentive Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     During the fiscal year ended August 31, 2005, the following Board members served on the Company’s Compensation Committee: Gerry Quinn, Thomas Honeycutt and Greg Pritchard.
     During the fiscal year ended August 31, 2005, the Company’s Compensation Committee, reviewed and adjusted the salary structures of executive officers subject to employment agreements and executive officers who were not subject to employment agreements.
Equity Compensation Plan and Other
     The following table summarizes information about Remote Dynamics’ equity compensation plans at August 31, 2005:

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	525,000	$—	175,000
Equity compensation plans not approved by security holders	—	—	—

	525,000	—	175,000

     On September 25, 2004, the Company granted 75,000 restricted shares of common stock to David Bagley, the Company’s Senior Vice President – Networks and Engineering, pursuant to the Remote Dynamics, Inc. Restated 2004 Management Incentive Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information, as of December 14, 2005, regarding beneficial ownership of our common stock and the percentage of total voting power held by:
•	each stockholder who is known by Remote Dynamics to own more than five percent (5%) of our outstanding common stock;

•	each director;

•	each executive officer; and

•	all directors and executive officers as a group.
     Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares.

	Number of Shares of	Percent of Class
	Common Stock Beneficially	Beneficially
Name of Holder	Owned	Owned
Mackay Shields LLC 9 West 57th Street New York, NY 10019	663,374	9.1%
Gerry C. Quinn (Director)	0	0
Dennis R. Casey (Officer & Director) (2)	217,980	3.0%
Thomas Honeycutt (Director) (3)	74,241	1.0%
Matthew Petzold (Director)	0	0
Gregg Pritchard (Director)	0	0
Stephen CuUnjieng (Director) (4)	689,655	8.6%
David H. Bagley (Officer) (1)	75,000	1.0%
J. Raymond Bilbao (Officer) (1)	100,000	1.4%
W. Michael Smith (Officer) (1)	100,000	1.4%
Neil Read (1)	20,000	*
Scott Broudy (1)	20,000	*
All directors and officers as a group (11 persons) (5)	1,279,635	16.1%

*	Less than 1%

(1)	These shares of common stock have been issued and registered in the name of this individual but the transfer of such shares of common stock is prohibited until certain performance objectives are achieved by the individual.

(2)	This individual owns 67,980 shares and the remaining 150,000 shares of common stock have been issued and registered in the name of this individual but the transfer of such shares of common stock is prohibited until certain performance objectives are achieved by the individual.

(3)	This individual owns 57,000 shares and is deemed to jointly beneficially own with Mr. CuUnjieng an additional 17,241 shares issuable upon conversion of a convertible promissory note issued by Remote Dynamics.

(4)	This individual does not actually own any shares but is deemed to beneficially own an additional 689,655 shares issuable upon conversion of a convertible promissory note issued by Remote Dynamics.

(5)	All directors and officers (11 persons) collectively own 589,980 shares of common stock and are deemed to beneficially own an additional 689,655 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
VMI License Amendment & Repurchase Option
     On October 6, 2003, Minorplanet Systems PLC (“Minorplanet UK”) transferred 42.1 percent of the Company’s then outstanding common shares, beneficially owned by Minorplanet UK to The Erin Mills Investment Corporation (“Erin Mills”), ending Minorplanet UK’s majority ownership of the Company’s common stock.

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
     On January 6, 2005, the Company entered into an Addendum to Compromise and Settlement Agreement with Minorplanet Limited which granted the Company the right to continue market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the addendum allows the Company to fulfill VMI product orders, if any, from existing VMI customers.
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

     Accordingly, Stephen CuUnjieng, the president of HFS, was appointed to the Remote Dynamics board of directors effective July 13, 2004 as the board member designated by HFS pursuant to the exit financing agreement. Mr. CuUnjieng was employed by Remote Dynamics as director of strategic finance from January 30, 2004 through December 31, 2004, to assist Remote Dynamics with further fund raising. Mr. CuUnjieng is a controlling partner in HFS. Mr. CuUnjieng is deemed to beneficially own 689,655 shares of common stock issuable upon conversion of the HFS convertible promissory note. The Company paid HFS $120,000 in interest payments on the convertible promissory note during the twelve months ended August 31, 2005.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     On March 15, 2004, the Audit Committee of the Company’s Board of Directors approved the engagement of BDO Seidman LLP (“BDO”) to serve as the Company’s principal independent public accountant to audit the Company’s financial statements for the fiscal year ended August 31, 2004. Prior to March 15, 2004, the Company’s principal independent public accountant was Deloitte & Touche LLP. Audit fees billed by the Company’s principal independent public accountant for services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below. Audit-related fees, tax fees, and other fees for services billed by the Company’s principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Fiscal Year Ended August 31,
	2005	2004
Audit fees	$113,171	$163,474
Audit-related fees (a)
Tax fees (b)	27,900	10,000
All other fees (c)	16,500	16,700

(a)	Audit-related fees primarily include research services to validate certain accounting policies of the Company.

(b)	Tax fees include costs for the preparation of the Company’s corporate income tax return.

(c)	Other fees include billings for services provided for the audit of financial statements filed in the United Kingdom by the Company’s 100% owned subsidiary, Minorplanet Systems USA Limited, which was merged into the Company and ceased to exist as a separate entity as of the July 2, 2004 effective date of the Company’s Reorganization Plan.
     In accordance with the Audit Committee Charter of the Audit Committee of the Company (“Charter”), all audit and non-audit services to be provided by the Company’s principal accountant relating to the audit of the Company’s financial statements must be pre-approved by the Company’s Audit Committee. The Charter further provides that if the services to be rendered by the Company’s principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by the Company to its principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Audit Committee. All the services provided by the Company’s principal accountant during the fiscal years ended August 31, 2005 and 2004 were pre-approved by the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page Number
(a) Documents filed as part of the report:

(1) Report of Independent Registered Public Accounting Firm	F-1

Report of Previous Independent Auditors	F-2

Consolidated Balance Sheets as of August 31, 2005 and August 31, 2004	F-4

Consolidated Statements of Operations for the Year Ended August 31, 2005, Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, and the Year Ended August 31, 2003	F-5

Consolidated Statements of Cash Flows for the Year Ended August 31, 2005, Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, and the Year Ended August 31, 2003	F-6

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended August 31, 2005, the Two Months Ended August 31, 2004, the Ten Months Ended June 30, 2004, and the Year Ended August 31, 2003
F-7

Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

Independent Auditors’ Report on Supplemental Financial Statement Schedule, Valuation and Qualifying Accounts	S-1

Report of Previous Independent Auditors on Financial Statement Schedule	S-2

Schedule II-Valuation and Qualifying Accounts	S-3
Financial statement schedules other than those listed above have been omitted because they are either not required, not applicable or the information is otherwise included.

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE
2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

2.8	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

2.9	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated September 2, 2005 (29)

2.10	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (29)

2.11	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (29)

2.12	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (29)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

4.2	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

4.3	-	Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on September 1, 2005 (29)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

EXHIBIT
NUMBER		TITLE
10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive License and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.19	-	Employment Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.21	-	Employment Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.23	-	Restricted Stock Agreement between the Company and W. Michael Smith dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.25	-	Restricted Stock Agreement between the Company and Joseph W. Pollard dated July 26, 2004 (26)

10.26	-	Employment Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.27	-	Restricted Stock Agreement between the Company and David Bagley dated September 17, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

10.29	-	Secured Promissory Note issued by the Company to SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

10.30	-	Security Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

11.0	-	Statement Regarding Computation of Per Share Earnings (30)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors

EXHIBIT
NUMBER		TITLE
of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

21.1	-	Subsidiaries of Registrant (30)

23.1	-	Consent of Independent Registered Public Accounting Firm (30)

23.2	-	Consent of Independent Registered Public Accounting Firm (Prior Auditor) (30)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (30)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (30)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, President and Chief Executive Officer (Principal Executive Officer) (30)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by W. Michael Smith, Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (30)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 13, 2004.

26.	Filed in connection with Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

27.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on June 6, 2005.

28.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2005.

29.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on September 7, 2005.

30.	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
December 14, 2005

REMOTE DYNAMICS, INC.
By:	/s/ Dennis R. Casey
Dennis R. Casey
President and Chief Executive Officer (Principal Executive Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K for the fiscal year ended August 31, 2005, has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dennis R. Casey Dennis R. Casey	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2005

/s/W. Michael Smith W. Michael Smith	Executive Vice President, Chief Operating Officer, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	December 14, 2005

/s/Gregg Pritchard Gregg Pritchard	Director	December 14, 2005

/s/Gerry C. Quinn Gerry C. Quinn	Director	December 14, 2005

/s/Thomas Honeycutt Thomas Honeycutt	Director	December 14, 2005

/s/Stephen CuUnjieng Stephen CuUnjieng	Director	December 14, 2005

/s/Matthew Petzold Matthew Petzold	Director	December 14, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors
Remote Dynamics, Inc.
Richardson, Texas
We have audited the accompanying consolidated balance sheet of Remote Dynamics, Inc. as of August 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for the year ended August 31, 2005, for the ten months ended June 30, 2004 and for the two months ended August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remote Dynamics, Inc. at August 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended August 31, 2005, for the ten months ended June 30, 2004 and for the two months ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
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
October 27, 2005

REPORT OF PREVIOUS INDEPENDENT AUDITORS’
To the Board of Directors and Stockholders of
Minorplanet Systems USA, Inc.:
We have audited the accompanying consolidated balance sheets of Minorplanet Systems USA, Inc. and subsidiaries (the “Company”) as of August 31, 2003 and 2002 and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for the year ended August 31, 2003 and the eight-month period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.
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
As discussed above, the financial statements of Minorplanet Systems USA, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 20, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (i) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation’s of segment amounts to the consolidated financial statements.

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
DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2003

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	Reorganized	Reorganized
	Company	Company
	August 31,	August 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$503	$1,312
Restricted cash	—	439
Accounts receivable, net of allowance for doubtful accounts of $197 and $162, respectively	2,695	2,700
Inventories	791	674
Deferred product costs — current portion	950	980
Lease receivables and other current assets, net	632	987

Total current assets	5,571	7,092
Property and equipment, net of accumulated depreciation and amortization of $1,565 and $180 respectively	3,743	4,283
Deferred product costs — non-current portion	1,007	1,085
Goodwill	10,120	19,724
License right, net	580	1,207
Other intangibles, net	271	1,085
Lease receivables and other assets, net	414	1,280

Total assets	$21,706	$35,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,557	$2,167
Deferred product revenues — current portion	2,038	2,374
Note payable — SDS	1,750	—
Accrued expenses and other current liabilities	2,083	5,335

Total current liabilities	7,428	9,876
Deferred product revenues — non-current portion	2,112	3,174
Other notes payable	423	741
Note payable — HFS	2,000	2,000
Other non-current liabilities	300	466

Total liabilities	12,263	16,257

Commitments and contingencies (Note 16)

Redeemable Preferred Stock — Series A, $0.01 par value, 2,000,000 shares authorized, 5,000 shares issued and outstanding at August 31, 2005	3,542	—

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,0000 shares authorized, 8,255,785 shares issued and 7,325,937 outstanding at August 31, 2005;
50,000,000 shares authorized, 7,450,000 shares issued and 6,520,052 shares outstanding at August 31, 2004	83	75
Preferred Stock, $0.01 par value, 2,000,000 shares authorized at August 31, 2005 and 2004; no shares issued and outstanding at August 31, 2005 and 2004	—	—
Treasury stock, 929,948 shares at August 31, 2005 and 2004 at cost	(1,860)	(1,860)
Additional paid-in capital	24,775	22,297
Deferred stock compensation	(525)	(472)
Accumulated deficit	(16,572)	(541)

Total stockholders’ equity	5,901	19,499

Total liabilities and stockholders’ equity	$21,706	$35,756

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Reorganized Company		Predecessor Company
		Two months	Ten months
	Year ended	ended	ended	Year ended
	August 31,	August 31,	June 30,	August 31,
	2005	2004	2004	2003
Revenues
Product	$920	$209	$1,066	$2,319
Ratable product	2,538	574	4,489	9,837
Service	12,914	2,439	14,430	32,755

Total revenues	16,372	3,222	19,985	44,911

Cost of revenues
Product	868	49	911	1,953
Ratable product	1,362	240	2,094	6,871
Service	5,968	1,217	7,470	17,508

Total cost of revenues	8,198	1,506	10,475	26,332

Gross profit	8,174	1,716	9,510	18,579

Expenses:
General and administrative	4,863	914	5,767	9,456
Customer service	1,521	337	1,939	3,988
Sales and marketing	3,186	294	2,079	11,632
Engineering	1,319	183	1,593	1,800
Depreciation and amortization	2,700	393	3,451	5,626
Impairment loss on license right	201	—	28,759	—
Goodwill impairment	9,604	—	—	—

	23,394	2,121	43,588	32,502

Operating loss	(15,220)	(405)	(34,078)	(13,923)

Interest income	253	51	351	447
Interest expense	(390)	(37)	(905)	(2,118)
Other (expense) income	(284)	(11)	257	(426)

Loss before reorganization items and income taxes	(15,641)	(402)	(34,375)	(16,020)
Reorganization items:
Restructuring expenses and losses	(22)	(139)	(3,384)	—
Gain on discharge of liabilities subject to compromise	—	—	190	—
Fresh start accounting adjustments	—	—	20,331	—

Net loss before income taxes	(15,663)	(541)	(17,238)	(16,020)
Income tax benefit	—	—	—	—
Net loss	(15,663)	(541)	(17,238)	(16,020)

Preferred stock dividend	(368)	—	—	—
Net loss attributable to common stockholders	$(16,031)	$(541)	$(17,238)	$(16,020)

Net loss per share — basic and diluted	$(2.47)	$(0.08)	$(1.78)	$(1.66)

Weighted average number of shares outstanding
Basic and diluted	6,498	6,505	9,671	9,670

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Reorganized Company		Predecessor Company
	Year ended	Two months	Ten months	Year ended
	August 31,	ended August 31,	ended June 30,	August 31,
	2005	2004	2004	2003
Cash flows from operating activities:
Net loss	$(15,663)	$(541)	$(17,238)	$(16,020)
Adjustments to reconcile net loss (income) to cash used in operating activities:
Depreciation and amortization	1,460	187	1,432	3,011
Amortization of discount on notes payable	—	—	30	60
Amortization of license right and other intangibles	1,240	206	2,019	2,615
Impairment loss on license right	201	—	28,759	—
Goodwill Impairment	9,604
Non-cash expense on repricing of warrants	85	—	—	—
Provision for bad debts	188	110	923	1,353
Non-cash compensation and consulting	—	—	2	92
Loss on assets retired or sold	206	14	247	302
Gain on discharge of liabilities subject to compromise		—	(190)	—
Fresh start accounting adjustments		—	(20,331)	—
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	439	—	(439)	—
Decrease (increase) in accounts receivable	(29)	3	1,619	2,780
Decrease (increase) in inventory	(117)	108	1,408	(609)
Decrease in deferred product costs	108	198	1,466	3,616
Decrease (increase) in lease receivables and other assets	1,401	(167)	160	(755)
Increase (decrease) in accounts payable	(610)	(254)	(1,493)	(1,172)
Decrease in deferred product revenues	(1,398)	(419)	(2,709)	(1,312)
Increase (decrease) in deferred service revenues	21	(14)	(224)	(6,595)
Increase (decrease) in accrued expenses and other liabilities	914	(454)	2,770	(428)

Net cash used in operating activities before reorg items	(1,950)	(1,023)	(1,789)	(13,062)
Decrease in restructuring accruals	(3,072)	—	—	—

Net cash used in operating activities	(5,022)	(1,023)	(1,789)	(13,062)

Cash flows from investing activities:
Additions to property and equipment	(962)	(303)	(553)	(575)
Proceeds from sale of assets	—	—	5	—
Decrease (increase) in short-term investments	—	—	—	7,677
Purchase of license right	—	—	—	—

Net cash provided by (used in) investing activities	(962)	(303)	(548)	7,102

Cash flows from financing activities:
Proceeds from sale of service contract	—	—	—	758
Proceeds from exercise of stock options	—	—	4	—
Proceeds from issuance of note payable	1,750	2,000	—	—
Proceeds from issuance of Series A preferred stock net of offering costs	4,651	—	—	—
Debt issuance costs	—	(80)	—	—
Dividends paid on preferred stock	(368)	—	—	—
Payments on capital leases and other notes payable	(858)	(48)	(146)	(106)
Common stock repurchased	—	(1,860)	—	—

Net cash provided by (used in) financing activities	5,175	12	(142)	652

Decrease in cash and cash equivalents	(809)	(1,314)	(2,479)	(5,308)
Cash and cash equivalents, beginning of period	1,312	2,626	5,105	10,413

Cash and cash equivalents, end of period	$503	$1,312	$2,626	$5,105

Supplemental cash flow information:
Interest paid	$288	$23	$1,000	$1,990

Income taxes paid	$—	$—	$—	$—

Non-cash investing and financing activities:
Discharge of debt and exchange of shares of common stock under the plan of reorganization	$1,311	$—	$17,605	$—

Conversion of related party liability to capital contribution	$—	$—	$2,066	$—

Purchases of assets through capital leases	$571	$1,125	$63	$178

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
(Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share information)

					Common Stock		Additional
	Preferred Stock		Common Stock		Class B		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total
Predecessor Company:
Stockholders’ equity at December 31, 2001	1	—	48,118,253	481	—	—	217,495	—	75,799	(562)	(173,235)	44,179
Exercise of stock options			306,707	3			482					485
Acceleration of vesting on stock options							532					532
Net loss											(9,778)	(9,778)

Stockholders’ equity at August 31, 2002	1	—	48,424,960	484	—	—	218,509	—	75,799	(562)	(183,013)	35,418
Issuance of stock warrants							92					92
Net loss											(16,020)	(16,020)

Stockholders’ equity at August 31, 2003	1	—	48,424,960	484	—	—	218,601	—	75,799	(562)	(199,033)	19,490
Related party capital contribution							2,066					2,066
Reverse stock split			(38,739,968)	(387)			387		(60,639)	—		—
Exercise of stock options			2,588	—			4					4
Deferred stock compensation							2					2
Common stock repurchased									3,875,703	—		—
Net loss of predecessor company											(17,238)	(17,238)
Elimination of predecessor equity in connection with fresh start accounting	(1)	—	(9,687,580)	(97)			(221,060)		(3,890,863)	562	216,271	(4,324)
Issuance of common stock under plan of reorganization			7,000,000	70			21,830					21,900
Issuance of restricted stock			350,000	4			1,172	(1,176)				—

Reorganized Company:
Stockholders’ equity at June 30, 2004	—	—	7,350,000	74	—	—	23,002	(1,176)	—	—	—	21,900
Issuance of restricted stock			100,000	1			151	(152)				—
Change in deferred stock compensation							(856)	856				—
Common stock repurchased									929,948	(1,860)		(1,860)
Net loss											(541)	(541)

Stockholders’ equity at August 31, 2004	—	—	7,450,000	75	—	—	22,297	(472)	929,948	(1,860)	(541)	19,499
Issuance of common stock under plan of reorganization			393,568	4			1,307					1,311
Issuance of warrants in connection with Series A preferred stock offering							1,037					1,037
Issuance of Series A preferred stock dividends											(368)	(368)
Repricing of warrants							85					85
Exercise of warrants			337,317	3			(3)					—
Issuance of restricted stock			75,000	1			67	(68)				—
Change in deferred stock compensation							(15)	15				—
Net loss											(15,663)	(15,663)

Stockholders’ equity at August 31, 2005	—	$—	8,255,885	$83	—	$—	$24,775	$(525)	929,948	$(1,860)	$(16,572)	$5,901

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BUSINESS OVERVIEW, REORGANIZATION AND GOING CONCERN
Business Overview
     Remote Dynamics, Inc., a Delaware Corporation (the “Company”), markets, sells and supports automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. It’s REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. The Company’s core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. The Company’s state of the art fleet management solution contributes to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables the Company’s customers to correct those inefficiencies and deliver significant savings to the bottom line.
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to SBC. The Company expects revenues from these legacy customers to cease by the end of the calendar year 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation, competitive products and services.
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
     The Company commercially introduced its next generation AVL product, REDIview, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include; 1) ability for the AVL mobile device as a communications hub for personal computers and handheld devices, 2) ability to communicate with WiFi hotspots, 3) ability to integrate with a variety of in-vehicle sensors and 3) ability to integrate the AVL information into existing customer legacy applications.
     The Company’s new REDIview product line forms the basis of management’s business plan for 2005 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Management currently does not expect to achieve profitability during the 2005 and 2006 calendar years since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.9 million in monthly revenues. However, there can be no assurance that the Company will achieve its REDIview sales targets and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.
     The Company’s initial product offering, the Series 5000, was developed for and sold to companies that operate in the long-haul trucking market. The Company provided long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of member companies of SBC Communications, Inc. (the “SBC Companies”) pursuant to the Service Vehicle Contract (the “Service Vehicle Contract”). During the fourth calendar quarter of 1999, the Company entered the mobile asset tracking market with the introduction of its trailer-tracking product, TrackWare®. During the first calendar quarter of 2001, the Company began marketing and selling 20/20V™, a low-cost tracking product designed for small and medium sized fleets in the transportation marketplace.
     On March 15, 2002, the Company completed the sale to Aether of certain assets and licenses related to the Company’s long-haul trucking and asset-tracking businesses pursuant to the Asset Purchase Agreement effective as of March 15, 2002, by and between the Company and Aether (the “Sale”). Under the terms of the Sale, the Company sold to Aether assets and related license rights to its Platinum Service software solution, 20/20V™, and TrackWare® asset and trailer-tracking products. In addition, the Company and Aether agreed to form a strategic relationship with respect to the Company’s long-haul customer products, pursuant to which the Company assigned to Aether all service revenues generated post-closing from its Series 5000 customer base. Aether, in turn, agreed to reimburse the Company for the network and airtime service costs related to providing the Series 5000 service. On September 17, 2004, Aether sold its logistics division which held the assets sold by the Company to Aether on March 15, 2002, to Platinum Equity LLC (k/n/a Geologic Systems, Inc.). On July 1, 2005, Aether provided the Company with written notice of its intent under the existing Transition Services Agreement to no longer require the Company to provide network services for the HighwayMaster HM 5000 network subscribers which have not yet transitioned to the Aether product/service, to be effective August 31, 2005. Aether also requested that the Company continue to provide certain information technology services to Aether under the Transition Services Agreement.
Voluntary Bankruptcy Filing and Reorganization
     On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Limited”) (the Company, Caren and Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On February 24, 2004, the United States Trustee appointed an official committee of unsecured creditors (the “Committee”) consisting of representatives of five (5) of the twenty (20) largest unsecured creditors.
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
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court also approved the Settlement Agreement between the Debtors and the Committee. The Bankruptcy Court further set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case.
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
•	the Company’s certificate of incorporation was amended and restated to change the Company’s corporate name to Remote Dynamics, Inc. on the Effective Date;

•	the size of the board was increased to seven (7) directors with four (4) new directors being appointed by the Official Unsecured Creditors’ Committee on behalf of the unsecured creditors and three (3) directors to be appointed by the Debtors;

•	a new restricted stock plan for key executive officers was approved;

•	the Company entered into two (2) year term employment agreements with the following key executive officers which included restricted stock grants to each officer:
°	Dennis R. Casey – President and Chief Executive Officer

°	J. Raymond Bilbao – Senior Vice President, General Counsel & Secretary

°	W. Michael Smith – Executive Vice President, Chief Operating Officer, Chief Financial Officer & Treasurer

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
     Pursuant to Section 365 of the Bankruptcy Code, the Company assumed, assumed as modified or rejected certain pre-petition executory contracts and unexpired leases upon the Effective Date. With respect to executory contracts assumed, the Company was required to cure all pre-petition defaults, monetary and otherwise. With respect to executory contracts rejected, the Company is excused from further performance under such agreement and the Bankruptcy Code treats the rejected contract as if it were breached by the Company immediately prior to the Company’s filing of bankruptcy. The other contracting party was entitled to a prepetition, general unsecured claim for the damages sustained as a result of the “breach of contract” caused by the rejection. On August 25, 2005, the Bankruptcy Court entered a final decree closing the Company’s bankruptcy case.
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
     On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock “), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement , dated October 1, 2004, by and between the Company and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B preferred stock described below, the bridge note was extinguished and exchanged for the stock purchase warrants.
     On September 2, 2005, the Company closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     Management currently does not expect to achieve profitability during the 2005 and 2006 calendar years since the Company will be expanding its sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.9 million in monthly revenues. However, there can be no assurances that the Company will achieve its REDIview sales targets and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to raise a minimum of $4 million in additional capital resources to fund ongoing operations through August 31, 2006.

•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding our direct sales channel and expanding into new markets not currently served by the Company.

•	Hiring qualified salespersons. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified salespersons, and training these persons requires a delay in time before they are productive.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
     There can be no assurances that any of these success factors will be realized or maintained.
     On October 8, 2004, SBC Communications, Inc. advised the Company that it had selected an alternate vendor to supply the next generation product for SBC’s service vehicle fleet. Based on the expiration of the Company’s existing contract with SBC on December 31, 2005 and the anticipated decline in revenues to be received from the existing SBC contract as SBC deactivated the Company’s units and installed the alternative vendor’s units, the Company revised its existing business plans and related forecasts. The Company’s revised business plan and forecasts also considered the anticipated costs of the commercial introduction of the Company’s next generation product.
     The Company commercially launched its next generation product, the REDIview product line, in January of 2005. Based upon the initial market acceptance of the REDIview product line as evidenced by the sales orders received since the launch of the REDIview product line in the first and second calendar quarters of 2005, the Company believed that it could achieve the REDIview sales results forecasted in its revised business plan for the 2005 calendar year which would have provided the Company with sufficient capital to fund its ongoing operations for the next 12 months. However, based upon significant competition in the marketplace and price point erosion, the Company was unable to achieve its forecasted sales targets for the third calendar quarter of 2005 resulting in significant depletion of its cash reserves.

     The Company has expended substantially all of its available cash reserves and is currently in the process of raising additional capital. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval. If the Company is unable to raise additional capital within the month of December 2005, the Company will be forced to file for bankruptcy protection and/or cease operations.
     The Company currently believes that in order to sustain its operations through August 31, 2006, it must raise a minimum of $4 million. Currently, the Company is forecasting an average monthly cash shortfall of approximately $445,000 for the period beginning December 2005 through August 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $4 million in additional financing to sustain its business operations through August 31, 2006.
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

			Predecessor
	Reorganized Company		Company
	For the twelve	For the two	For the ten
	months ended	months ended	months ended
	August 31, 2005	August 31, 2004	June 30, 2004
Professional fees	$90	$127	$1,793
Losses on rejection of executory contracts, unexpired leases and other claims		—	1,324
Other restructuring expenses, losses and adjustments	(68)	12	267

Total restructuring expenses and losses	$22	$139	$3,384

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     On July 22, 2002, after approval from its majority shareholder, Minorplanet Systems PLC, the Company’s name was changed from @Track Communications Inc. to Minorplanet Systems USA, Inc. On July 2, 2004, the Company’s name was changed from Minorplanet Systems USA, Inc. to Remote Dynamics, Inc.
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
     The Company provides lease financing to certain customers of its REDIview and VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.
Shipping and Handling Fees and Costs
     The Company records amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of “Product revenues” and “Cost of product revenues” respectively.
Deferred Product Costs
     The Company defers certain product costs (generally consisting of the direct cost of product sold and installation costs) for its sales contracts determined to require deferral accounting. The deferred costs are classified as a current and long term asset on the balance sheet under the captions Deferred product costs – current portion and Deferred product costs non-current portion. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.” Such terms range from one to five years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.
Financial Instruments
     The Company considers all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. Cost approximates market for all classifications of cash and short-term investments; realized and unrealized gains and losses were not material during years ended August 31, 2005 and 2004, respectively.
     The carrying amount of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Trade Receivables – Allowance for Doubtful Accounts
     The Company uses estimates in determining the allowance for doubtful accounts based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues and monitors collections amounts and statistics. The Company believes the allowance for doubtful accounts as of August 31, 2005 and 2004 were adequate. However, actual write-offs might exceed the recorded allowance.

	August 31,	August 31,
	2005	2004

Beginning balance	$162	$246
Additions	165	387
Deductions	(129)	(471)

Ending balance	$197	$162

     The Company’s bad debt expense as a percent of total revenues was 1.1% for the year ended August 31, 2005, 3.4% for the two months ended August 31, 2004, 4.6% for the ten months ended June 30, 2004, and 3.0% for the year ended August 31, 2003.
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
     During the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003, SBC and Aether Systems accounted for approximately 73%, 73%, 70% and 74%, respectively, of total revenues.
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
Research and Development Costs
     The Company expenses research and development costs as incurred. During the year ended August 31, 2005, the two months ended August 31, 2004 the ten months ended June 30, 2004, and the year ended August 31,

2003, the Company expensed $529,000, $183,000, $1,236,000 and $1,000,000 respectively in research and development costs associated with new product development. All research and development costs are reflected in “Engineering expenses” in the Consolidated Statements of Operations.
Capitalized Software Costs
     In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003 were $545,000, $129,000, $352,000, and $213,000, respectively. Amortization expense on capitalized software during the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003 was $114,000, $6,000, $59,000, and $50,000, respectively.
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
     On January 6, 2005, the Company and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
     SFAS 144 requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate the fair value of the VMI license right and recognized an impairment loss of $28.8 million during the ten month period ended June 30, 2004. Based on updated sales and cash flow forecasts, the Company later recorded a $1.4 million fresh start accounting adjustment to reflect the fair value of the license right at $1.3 million at June 30, 2004. At August 31, 2005, the Company recorded a $0.2 million adjustment to further reflect the fair value of the license right based on the Companies revised sales and cash flow forecasts. This new fair value of the license right is being amortized over its expected useful life of twenty-two months.
     At August 31, 2005, the carrying value of the license right was $0.6 million. Excluding the impairment loss, amortization of the license right charged to expense through the Company’s VMI segment during the year ended August 31, 2005, two months ended August 31, 2004 and the ten months ended June 30, 2004 was $0.4 million, $0.1 million and $2.0 million, respectively. Amortization of the license right charged to expense during the year ended August 31, 2003 was $2.6 million.
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
     In accordance with SFAS 144, management tests for impairment losses on intangible assets with determinable lives consistent with the policies discussed above in “Valuation of Long-Lived Assets”. Goodwill is tested for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required. The Company completed its annual impairment test for the fiscal year ended August 31, 2004 and determined no impairment of its Goodwill existed at that time.
     Since its launch of the REDIview product line in January of 2005, the Company has experienced significant competition in the marketplace which has eroded its price points and prevented the Company from achieving its sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, the Company further revised its business plan modifying the Company’s pricing structure, its sales and marketing approach and added new feature sets to its REDIview product line to ensure that the Company remains competitive in the marketplace. The Company has significantly reduced its future projected cash flows from previous projections. The Company performed its annual test for Goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples to determine its Goodwill was impaired.

Advertising Costs
     Advertising costs are expensed as incurred. During the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003, the Company expensed $203,000, $5,000, $32,000, and $20,000 respectively, in advertising costs that are reflected in “Sales and marketing expenses” in the Consolidated Statements of Operations.
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
Stock Based Awards
     The Predecessor Company applied the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, compensation expense was recorded at the date of grant only if the current market price of the underlying stock exceeded the exercise price. All pre-existing common stock and other equity interests (including but not limited to warrants, stock options and anti-dilutive rights), outstanding as of the Effective Date of the Plan were extinguished. As of August 31, 2005 and 2004, no stock options had been issued by the Reorganized Company.
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

	Reorganized Company		Predecessor Company
	Year	Two Months	Ten Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	June 30,	August 31,
	2005	2004	2004	2003
Net loss attributable to common stockholders, as reported	(16,031)	(541)	(17,238)	$(16,020)
Add: Stock-based employee compensation expense included in reported net income	—	—	2	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	—	—	(428)	(692)

Net (loss) income, pro forma	$(16,031)	$(541)	$(17,664)	$(16,712)

Net (loss) income per share — basic and diluted As reported	$(2.47)	$(0.08)	$(1.78)	$(1.66)
Pro-forma	$(2.47)	$(0.08)	$(1.83)	$(1.73)

Weighted average number of shares outstanding:
Basic and diluted	6,498	6,505	9,671	9,670
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the years as follows (there were no option grants during the year ended August 31, 2005, two months ended August 31, 2004, the ten months ended June 30, 2004.).

Predecessor
Company
Year Ended
August 31,
2003
Dividend	—
Expected volatility	96.60%
Risk free rate of return	3.02%
Expected life in years	4.5
Restricted Stock
     On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of August 31, 2005 and 2004, 525,000 and 450,000 shares, respectively, of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during year ended August 31, 2005 or the two-month period ended August 31, 2004 as no vesting had occurred.
Earnings Per Share & Reverse Stock Split
     The Company computes earnings per share in accordance SFAS No. 128, “Earnings Per Share.” Net loss per basic share was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is computed using the “Treasury Stock Method.” The Company’s potentially dilutive securities have been excluded from the weighted average number of shares outstanding, since their effect would be anti-dilutive.
     Earnings per share amounts for all periods presented have been restated to reflect the reverse stock split effected December 3, 2003. Unless otherwise noted, all shares presented have also been adjusted for the reverse stock split.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share)

	Reorganized	Reorganized
	Company	Company	Predecessor Company
	Year ended	Two Months	Ten Months	Year ended
	August 31,	Ended August 31,	Ended June 30,	August 31,
	2005	2004	2004	2003
Net loss applicable to common stockholders:	$(16,031)	$(541)	$(17,238)	$(16,020)

Weighted average number of shares outstanding:
Weighted average number of shares outstanding, net of treasury shares — Basic EPS	6,498	6,505	9,671	9,670
Additional weighted average shares for assumed exercise of stock options, net of shares assumed to be repurchased with exercise proceeds	—	—	—	—

Weighted average number of shares outstanding, net of treasury shares — Diluted EPS	6,498	6,505	9,671	9,670

Net loss per common share applicable to common stockholders:

Basic and diluted EPS	$(2.47)	$(0.08)	$(1.78)	$(1.66)

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	Reorganized	Reorganized
	Company	Company	Predecessor Company
	Year ended	Two Months	Ten Months	Year ended
	August 31,	ended August 31,	ended June 30,	August 31,
	2005	2004	2004 (a)	2003
Restricted stock ( not vested)	525,000	450,000	—	—
Convertible note payable	689,655	689,655	—	—
Outstanding stock options	—	—	323,345	325,933
Outstanding warrants to purchase common stock	1,125,000	—	33,150	93,150
Warrants issued subsequent to year-end	2,366,667

(a)	All equity interests in the Predecessor Company (including but not limited to warrants, stock options, and anti-dilutive rights), outstanding as of the July 2, 2004 effective date of the plan of reorganization were extinguished.
Reporting Comprehensive Income
     The accompanying consolidated financial statements do not include any items of other comprehensive income.
New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
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
     In June of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or financial position.
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
     Proceeds from the Sale to Aether totaled $15 million, of which $12.2 million was allocated to deferred service revenue and reflected the estimated fair value of services to be provided to Aether net of cash reimbursements from Aether under the terms of the agreement. The remaining proceeds were allocated to consideration for assets sold, net of transaction costs, and no gain or loss resulted from the sale. The deferred service revenue is being recognized, based on the number of active network service subscriber units, over the term of the agreement with Aether that was initially scheduled to expire in September of 2003. In July of 2003, the term of the agreement with Aether was extended through January of 2005. On July 7, 2004, the Company and Aether further amended their transition services agreement to extend the transition services term through April 30, 2005 with such transition services term continuing thereafter on a month-to-month basis unless terminated by either party on sixty (60) days prior written notice. On July 1, 2005, Aether provided the Company with written notice of its intent under the existing Transition Services Agreement to no longer require the Company to provide network services for the HighwayMaster HM 5000 network subscribers which have not yet transitioned to the Aether product/service, to be effective August 31, 2005. In accordance with Aether’s request, effective August 31, 2005, the Company ceased providing network services to all HighwayMaster HM 5000 network subscribers. Aether also requested that the Company continue to provide certain information technology services to Aether under the Transition Services Agreement.
5. CHANGE IN FISCAL YEAR END
     The Company’s board of directors passed a resolution effective March 3, 2005 changing the Company’s fiscal year end from August 31 to December 31. The Company will file a transition report on Form 10-K for the period beginning September 1, 2005 and ending December 31, 2005 within the required 90-day period following December 31, 2005. With this fiscal year end change, the Company returns to a traditional December 31 fiscal year end. In May of 2002, the Company had changed its fiscal year end from December 31 to August 31 to match the fiscal year of its former majority stockholder. In accordance with SEC rules, the Company expects to file a quarterly report on Form 10-Q for the fiscal quarter ending November 30, 2005 and an annual report on Form 10-K for the fiscal year ending December 31, 2005.
6. CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of the following (in thousands):

	August 31,	August 31,
	2005	2004
Cash	$498	$494
Money market accounts	5	818

Cash and cash equivalents	$503	$1,312

     In addition to the above cash and cash equivalents, as of August 31, 2004 the Company had $439,000 in restricted cash held in escrow accounts on behalf of the Company by third parties that provided professional services during the bankruptcy proceedings. The Bankruptcy Court approved payment for such professional services during January of 2005.
7. INVENTORIES
     Inventories consist of the following (in thousands):

	August 31,	August 31,
	2005	2004
Complete systems	$622	$459
Component parts	169	215

	$791	$674

8. PROPERTY AND EQUIPMENT

	August 31,	August 31,
	2005	2004
Network service center	$720	$685
Machinery and equipment	163	158
Software	1,770	955
Leasehold improvements	692	646
Vehicles, computer equipment, and other equipment	1,963	2,019

	5,308	4,463
Less: accumulated depreciation and amortization	(1,565)	(180)

	$3,743	$4,283

     Total depreciation and amortization expense related to property and equipment charged to operations during the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003 was $1,460,000, $187,000, $1,432,000, and $3,011,000, respectively.
     As of August 31, 2005 and August 31, 2004, the unamortized portion of software costs was $1,425,000 and $920,000, respectively. Amortization of such costs charged to expense during year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004, and the year ended August 31, 2003 was $310,000, $35,000, $293,000, and $575,000 respectively. Such costs are included in “Depreciation and amortization” on the Company’s Consolidated Statements of Operations.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
     Upon implementation of fresh start accounting as of June 30, 2004, the Reorganized Company recorded goodwill and other intangible assets and therefore applied provisions of SFAS 142 that requires that goodwill not be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that are not deemed to have indefinite lives are amortized over their estimated useful lives. Goodwill and other intangible assets consist of the following as of August 31, 2005 (in thousands):

	Reorganized Company
	Balance at			Balance at	Amortization
	August 31,	Accumulated		August 31,	Period
	2004	Amortization	Impairment	2004	(in months)
Goodwill	$19,724	$—	$(9,604)	$10,120	n/a

Other intangibles:
Customer relationships	1,220	(949)		271	4
VMI License Right	1,207	(426)	(201)	580	22
     Total amortization expense for other intangible assets for the year ended August 31, 2005 and the two-month period ended August 31, 2004 was approximately $1,375,000 and $135,000, respectively. Estimated amortization expense for each of the next five fiscal years are as follows: $587,000 and $264,000 for the years ended August 31, 2006 and 2007 and $0 in 2008, 2009 and 2010. Goodwill was impaired $9,604,000 during the year ended August 31, 2005 (see Footnote 3 for details).
10. LEASE RECEIVABLES AND OTHER ASSETS
     The Company provides lease financing to certain customers of its REDIview and VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk.
     The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy. The components of the net investment in sales-type leases are as follows (in thousands):

	August 31,	August 31,
	2005	2004
Minimum lease payments receivable	$730	$2,359
Less: Allowance for uncollectibles	(98)	(357)

	632	2,002

Less: Unearned interest income	(128)	(559)

Net investment in sales-type leases	$504	$1,443

     The long-term portion of the Net investment in sales-type leases at August 31, 2005 and 2004 was $325,000 and $1,051,000, respectively.
     Total minimum lease payments receivable on sales-type leases as of August 31, 2005 are as follows (in thousands):

Fiscal Year Ending August 31,

2006	$351
2007	241
2008	120
2009	18

Total minimum lease payments receivable	$730

     Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of August 31, 2005 are as follows (in thousands):

Fiscal Year Ending August 31,

2005	$122
2006	45
2007	2

Total minimum rental payments	$169

     Equipment held under operating leases as of August 31, 2005 and 2004 was $178,000 and $322,000 respectively, net of $21,000 and $7,000 accumulated depreciation, respectively.
     Other assets on the Company’s Consolidated Balance Sheets also include certain prepaid expenses, deposits, and miscellaneous receivables.
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities consist of the following (in thousands):

	August 31,	August 31,
	2005	2004
Reorganization accruals	$15	$3,087
Notes payable — current portion	584	554
Property, franchise, and other taxes payable	302	326
Accrued warranty costs	160	182
Accrued telecom costs	165	228
Accrued vacation	198	245
Legal, accounting, interest and other accruals	659	713

	$2,083	$5,335

     Reorganization accruals in the above table for the year ended August 31, 2004 include approximately $1.7 million in accrued professional fees related to services provided during the bankruptcy proceedings and approximately $1.4 million in accruals for losses on rejected executory contracts, unexpired leases, and other claims.
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
12. NOTE PAYABLES
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
     Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004 as the Additional Designee pursuant to the Letter Agreement. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 until December 31, 2004,. Mr. CuUnjieng is a controlling partner in HFS.
SDS Note Payable
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B convertible preferred stock described Note 18 below, the bridge note was extinguished and exchanged for the stock purchase warrants.
     The following summarizes the Company’s notes payable by maturity dates at August 31, 2005:

Fiscal year ending August 31,

2006	$1,750,000
2007	2,000,000
2008	—
2009	—
2010	—

Total notes payable by maturity date	$3,750,000

Other notes payable
     The Company leases certain vehicles, computer equipment, and other equipment under capital leases. As of August 31, 2005 and 2004, assets under capital leases included in “Property and equipment” on the Company’s Consolidated Balance Sheets, were $1,405,000 and $1,284,000, net of accumulated depreciation of $499,000 and $42,000 respectively.
     The following is a schedule of the Company’s future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2005 (in thousands).

Fiscal year ending August 31,
	2006	$484
	2007	193
	2008	247
	2009	—
	2010	—

Total minimum lease payments		924

Less: amount representing interest		(50)

Present value of net minimum lease payments		$874

13. INCOME TAXES
     The components of the income tax provision are as follows (in thousands).

	Reorganized Company		Predecessor Company
	Year Ended	Two Months	Ten Months	Year ended
	Ended August 31,	Ended August 31,	Ended June 30,	August 31,
	2005	2004	2004	2003
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

Deferred:
Federal	$—	$—	$—	$—
State	—	—	—	—

Income Tax Expense (Benefit)	$—	$—	$—	$—

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

	August 31,	August 31,	August 31,
	2005	2004	2003
Deferred tax assets:
Deferred revenue	803	1,387	2,247
Allowance for doubtful accounts	100	176	238
Other accrued liabilities	73	97	1,899
Inventory reserves	106	228	115
Other reserves	177	190	—
Other Intangible assets	418	199	498
License Intangible	9,116	10,264	—
Net operating loss carryforwards	66,669	66,225	60,174

Gross deferred tax assets	77,462	78,766	65,171
Valuation allowance	(76,977)	(70,920)	(64,100)

Net deferred tax assets	485	7,846	1,071

Deferred tax liabilities:
Depreciation	(363)	(448)	(1,071)
Fresh Start Identified Intangibles	(122)	(7,398)

Gross deferred tax liabilities	(485)	(7,846)	(1,071)

Net deferred tax asset	$—	$—	$—

     There was a net increase in the valuation allowance of $6.1 million during the twelve months ended August 31, 2005.
     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below (in thousands).

	Reorganized Company		Predecessor Company
	Year Ended	Two Months	Ten Months	Year ended
	Ended August 31,	Ended August 31,	Ended June 30,	August 31,
	2005	2004	2004	2003
Income tax at federal statutory rate	$(5,325)	$(184)	$(5,861)	$(5,416)
Valuation allowance	6,109	182	6,638	5,394
Other	(784)	2	(777)	22

Provision for income taxes	$—	$—	$—	$—

     At August 31, 2005, the Company had net operating loss carryforwards aggregating approximately $196.1 million that expire in various years between 2009 and 2025. The utilization of these net operating losses will be limited pursuant to Internal Revenue Code Section 382 and may cause some amount of the carryforwards to expire unutilized.
14. STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS
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
     As of August 31, 2005 the Company had 50,000,000 shares of common stock authorized, par value $0.01, and 2,000,000 shares of Series A preferred stock authorized, par value $0.01. The Company had 8,255,785 common stock shares issued and 7,325,937 shares outstanding. The Company had 5,000 Series A preferred shares issued and outstanding as described below.
Series A Convertible Preferred Stock
     On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock”), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000, on October 1, 2004. Net cash proceeds received by the Company were $4.6 million after payment of expenses. The Series A convertible preferred stock is convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated October 1, 2004, by and between the Company and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
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
     Dividends. Dividends accrue from the date of issuance of the Series A Preferred Stock through October 1, 2006, and will be cumulative from such date, whether or not in any dividend period or periods such dividends are declared. Holders of shares of Series A Preferred Stock will be entitled to receive out of funds legally available therefore, cumulative cash dividends payable in an amount equal to 8% per year. During the year ended August 31, 2005, the Company paid cash dividends in the amount of $368,000.
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
•	the Company fails to remove any restrictive legend on any certificate or any shares of Common Stock issued to the holders of Series A Preferred Stock upon conversion of the Series A Preferred Stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicates) to any holder of Series A Preferred Stock, or states by way of public announcement distributed via a press release, at any time, of its intention not to issue, or otherwise refuses to issue, shares of Common Stock to any holder of Series A Preferred Stock upon conversion in accordance with the terms of the Certificate of Designation for the Series A Preferred Stock;

•	the Company or any subsidiary of the Company shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of Company shall be instituted by or against the Company or any subsidiary which shall not be dismissed within 60 days of their initiation;

•	the Company shall:
•	sell, convey or dispose of all or substantially all of its assets;

•	merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the voting securities of the Company immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the total outstanding voting securities of the Company or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Board of Directors or other governing body of the Company comprising fifty percent (50%) or less of the members of the board of directors or other governing body of the Corporation or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness of the Company in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the business, operations, properties, prospects or financial condition of the Company;

•	have fifty percent (50%) or more of the voting power of its capital stock owned beneficially by one person, entity or “group”;

•	experience any other Change of Control not otherwise addressed above; or

•	the Company otherwise shall breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
     On September 2, 2005, the 5,000 shares of Series A convertible preferred stock held by SDS were returned to the Company and cancelled in consideration for the issuance to SDS of 650 shares of Series B convertible preferred stock.
Accounting for Sale of Series A Convertible Redeemable Preferred Stock
     The net cash proceeds received by the Company from the sale of the 5,000 shares of Series A convertible preferred stock was $4,651,000. Approximately $1,037,000 of the net proceeds were allocated to the Structured Warrant and Incentive Warrant based on their relative fair value as computed using the Black-Scholes pricing model and approximately $3,542,000 of the remaining proceeds, net of $72,000 in additional transaction costs, were allocated to the Series A convertible preferred stock.
     As discussed above, the holders of the Series A convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series A convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.
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
Bridge Loan
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS. The bridge note is secured by the assets of the Company, bears interest at 8% per annum and is due and payable on Sept. 30, 2005. The bridge note automatically exchanges into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share, subject to approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the bridge note into common stock warrants during the Company’s August 31, 2005 annual stockholders meeting. In connection with the sale of Series B preferred stock described below, the bridge note was extinguished and exchanged for stock purchase warrants.
Stock Repurchase
     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller (the “Miller Shareholder Group”) to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896. A Special Committee of the Company’s Board of Directors composed of three Directors with no personal interest in the repurchase transaction considered, negotiated, and approved the repurchase transaction. Contemporaneous with the closing of the stock repurchase, Lloyd Miller resigned from the Board of Directors of the Company. The treasury stock is reflected at cost on the Company’s Consolidated Balance Sheet at August 31, 2005 and 2004 respectively.
Restricted Stock
     On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of August 31, 2005 and 2004, 525,000 and 450,000 shares, respectively, of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the year ended August 31, 2005 and the two-month period ended August 31, 2004 as no vesting had occurred. The following table summarizes information about the Reorganized Company’s equity compensation plan at August 31, 2005:

Number of securities
remaining available for
Number of securities to be	Weighted average	future issuance under equity
issued upon exercise of	exercise price of	compensation plans
outstanding options,	outstanding options,	(excluding securities
warrants and rights	warrants, and rights	reflected in column (a))

525,000	$—	175,000

—	—	—

525,000	$—	175,000

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

	Ten Months ended		Year ended
	June 30, 2004		August 31, 2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	325,781	$1.41	515,533	$1.59
Granted	—	—	80,000	0.80
Exercised	(2,588)	1.41	—	—
Forfeited or expired	(323,193)	1.41	(269,752)	1.58

Outstanding at end of period	—	$—	325,781	$1.41

Options exercisable at end of period	—	$—	32,567	$1.61

     On June 1, 2003, the Company granted warrants to a consultant for the purchase of 15,000, 25,000, and 20,000 shares of common stock at exercise prices of $3.50, $7.00, and $14.00 per share, respectively. These warrants were cancelled effective July 2, 2004 pursuant to the Company’s Third Amended Joint Plan of Reorganization.
Retirement Plan
     The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Retirement Plan to include a mandatory employer matching. Matching contributions during the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004 and the year ended August 31, 2003 were $103,000, $13,000, $66,000 and $96,000 respectively.

15. OTHER COMMITMENTS AND CONTINGENCIES
Operating Lease Commitments
     The Company leases certain office facilities and equipment under non-cancelable operating leases, with expirations through 2011. The future minimum lease payments associated with such leases for the fiscal years ending August 31 are as follows (in thousands).

2006	$324
2007	316
2008	312
2009	300
2010 and thereafter	550

$1,802

     During the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004 and the year ended August 31, 2003, total rent charged to operating expenses, net of sub-lease rentals, was approximately $367,000, $106,000, $1,955,000, and $3,362,000, respectively. Sublease rentals for the same periods were approximately $0, $0, $366,000 and $328,000.
Product Warranty Guarantees
     The Company provides a limited warranty on all REDIview product sales, at no additional cost to the customer, that provides for replacement of defective parts for one year after the product is sold. The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company also provides limited two-year warranties to replace defective parts on units sold to the SBC Companies under the Service Vehicle Contract. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

	Reorganized Company		Predecessor Company
	Twelve	Two	Ten	Twelve
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2005	August 31, 2004	June 30, 2004	August 31, 2003
Warranty product liability at beginning of period	$375	$434	$514	$491
Accruals for product warranties issued	28	9	118	371
Product replacements	(348)	(58)	(186)	(173)
Adjustments to pre-existing warranty estimates	155	(10)	(12)	(175)

Warranty product liability at end of period	$210	$375	$434	$514

     The long-term portion of the warranty product liability at August 31, 2005 and 2004 was $50,000 and $194,000, respectively.
Other Purchase Commitments
     As of August 31, 2005, the Company had approximately $1,826,000 in primarily inventory-related purchase commitments.

16. RELATED PARTY TRANSACTIONS
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
     Transactions with Minorplanet UK and its operating subsidiaries are summarized below (in thousands).

	Reorganized Company		Predecessor Company
	Year	Two Months	Ten Months	Year
	Ended	Ended	Ended	Ended
	August 31,	August 31,	June 30,	August 31,
	2005	2004	2004	2003
Research and development costs	$—	$—	$833	$1,000
Contract service expenses	—	—	—	2,719
Inventory and other purchases	—	—	—	146
Product sales	—	—	23	—

	Reorganized	Reorganized	Predecessor
	Company	Company	Company
	As of	As of	As of
	August 31,	August 31,	August 31,
	2005	2004	2003
Other current liabilities	$—	$—	$553
Other non-current liabilities	—	—	1,760
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
HFS Note Payable
     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng was employed by the Company as Director of Strategic Finance from January 30, 2004 until December 31, 2004 to assist the Company with further fund raising. Mr. CuUnjieng is a controlling partner in HFS (see Note 13 for additional information).
Stock Repurchase
     On July 29, 2004, the Company entered into and closed a stock repurchase letter agreement with Lloyd Miller, a Director of the Company’s Board of Directors, and certain affiliates of Lloyd Miller to purchase from the Miller Shareholder Group 929,948 shares of common stock at a purchase price of $2.00 per share or $1,859,896 (see Note 15 for additional information).
17. SEGMENT REPORTING
     The Company’s reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. The Company’s two reportable segments are VMI and Network Service Center Systems (“NSC Systems”). REDIview products and services are included in NSC Systems.
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
     Through its NSC Systems segment, the Company commercially launched its new product offering, REDIview™ , during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.
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
     Historically, through its NSC Systems segment, the Company provided long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the Service Vehicle Contract.
     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Goodwill is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	Reorganized Company
	Year Ended August 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$12,593	$3,779	$—	$16,372
Operating loss	(13,928)	(1,292)	—	(15,220)
Interest expense	(390)	—	—	(390)
Interest income	31	222	—	253
Depreciation and amortization	2,194	506	—	2,700
Impairment loss on license right	—	201	—	201
Goodwill impairment	9,604	—	—	9,604
Net loss	(14,435)	(1,206)	(22)	(15,663)
Total assets	19,175	2,531		21,706
Capital expenditures	913	49		962

	Reorganized Company
	Two Months Ended August 31, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$2,390	$832	$—	$3,222
Operating income (loss)	118	(523)	—	(405)
Interest expense	32	5	—	37
Interest income	2	49	—	51
Depreciation and amortization	301	92	—	393
Net income (loss)	88	(490)	(139)	(541)
Total assets	29,812	5,944	—	35,756
Capital expenditures	251	52	—	303

	Predecessor Company
	Ten Months Ended June 30, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$14,438	$5,547	$—	$19,985
Operating income (loss)	2,990	(37,068)	—	(34,078)
Interest expense	(905)	—	—	(905)
Interest income	15	336	—	351
Impairment loss on license right	—	28,759	—	28,759
Depreciation and amortization	1,282	2,169	—	3,451
Net income (loss)	2,491	(36,866)	17,137	(17,238)
Total assets	30,495	5,726	—	36,221
Capital expenditures	311	242	—	553

	Predecessor Company
	Twelve Months Ended August 31, 2003
	NSC Systems	VMI	Consolidated

Revenues	$39,854	$5,057	$44,911
Operating income (loss)	11,029	(24,952)	(13,923)
Interest expense	2,118	—	2,118
Interest income	117	330	447
Depreciation and amortization	2,803	2,823	5,626
Income tax benefit	—	—	—
Net income (loss)	8,918	(24,938)	(16,020)
Total assets	12,998	43,102	56,100
Capital expenditures	344	231	575
     During the year ended August 31, 2005, the two months ended August 31, 2004, the ten months ended June 30, 2004 and the year ended August 31, 2003, SBC and Aether within the NSC Systems segment, accounted for approximately 73%, 73%, 70%, and 74%, respectively, of total revenues.
18. SUBSEQUENT EVENTS
Securities Purchase Agreement — Sale of Series B Convertible Redeemable Preferred Stock
     On September 2, 2005, the Company closed the sale of $6.5 million of convertible preferred stock and common stock purchase warrants in a private placement transaction with an institutional investor. The Company sold the Series B convertible preferred stock and stock purchase warrants to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated May 31, 2005, by and between the Company and SDS. The Series B convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.

     In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 to the Company and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or upon the exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     The terms of the Series B convertible preferred stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:
     Ranking. The Series B convertible preferred stock ranks senior to the Company’s common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.
     Dividends. Dividends accrue from the date of issuance of the Series B convertible preferred stock through August 31, 2008, and will be cumulative from such date. Holders of shares of Series B convertible preferred stock will be entitled to receive cumulative dividends in an amount equal to 8% per year until September 1, 2006 and 3% per year thereafter, payable at the election of the holder of the Company’s Series B convertible preferred stock in cash or additional shares of Series B convertible preferred stock.
     Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of the Company’s common stock at a conversion price of $1.55 per share of common stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of our common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series B convertible preferred stock has the right to receive upon conversion, in lieu of common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of common stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the series B preferred shares before the change of control). The Company has to provide 10 days written notice to the holders of its Series B convertible preferred stock before the Company may effect any change of control. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock.
     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:
•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by December 31, 2005, or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;

•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	the Company:
•	sells, conveys or disposes of all or substantially all of its assets;

•	merges or consolidates with or into, or engages in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;

•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;

•	experience any other change of control not otherwise addressed above; or

•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
     For purposes of the Series B convertible preferred stock, a change of control means any sale, transfer or other disposition of all or substantially all of the Company’s assets, the adoption of a liquidation plan, any merger or consolidation where the Company is not the surviving entity with the Company’s capital stock unchanged, any share exchange where all of the Company’s shares are converted into other securities or property, any sale or issuance by the Company granting a person the right to acquire 50% or more of the Company’s outstanding common stock, any reclassification of the Company’s common stock, and the first day on which the current member of the Company’s board of directors cease to represent at least a majority of the members of the Company’s board of directors then serving.
     Redemption by the Company. If, at any time after September 2, 2006 and before September 2, 2009, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of the Company’s common stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of the Company’s common stock result in a product of at least $350,000 on each trading day, then the Company shall have the right to redeem all shares of Series B convertible preferred stock then outstanding at price per share equal to 200% of the sum of the face amount of such share plus all accrued and unpaid dividends thereon through the closing date of such redemption.
     Restricted Actions. So long as any shares of Series B convertible preferred stock are outstanding, the Company is not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B convertible preferred stock:
1)	alter or change the rights, preferences or privileges of the Series B convertible preferred stock, or increase the authorized number of shares of Series B convertible preferred stock;

2)	amend the Company’s certificate of incorporation or bylaws;

3)	issue any shares of Series B convertible preferred stock other than pursuant to the securities purchase agreement with the selling stockholder;

4)	redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

5)	increase the par value of the Company’s common stock;

6)	sell all or substantially all of the Company’s assets or stock, or consolidate or merge with another entity;

7)	enter into or permit to occur any change of control transaction;

8)	sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

9)	liquidate, dissolve, recapitalize or reorganize;

10)	authorize, reserve, or issue common stock with respect to any plan or agreement that provides for the issuance of equity securities to the Company’s employees, officers, directors or consultants in excess of 250,000 shares of common stock;

11)	change the Company’s principal business;

12)	issue shares of the Company’s common stock, other than as contemplated by the certificate of designation or by the warrants issued to the selling stockholder;

13)	increase the number of members of the Company’s board of directors to more than 7 members, or, if no Series B convertible preferred stock director has been elected, increase the number of members of the Company’s board of directors to more than 6 members;

14)	alter or change the rights, preferences or privileges of any of the Company’s capital stock so as to affect adversely the Series B convertible preferred stock;

15)	create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

16)	except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not convertible securities, issue any debt securities or incur any indebtedness that would have any preferences over the Series B convertible preferred stock upon the Company’s liquidation, or redeem, repurchase, prepay or otherwise acquire any of our outstanding debt securities or indebtedness, except as expressly required by the terms of such securities or indebtedness;

17)	make any dilutive issuance;

18)	enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

19)	cause or authorize any of the Company’s subsidiaries to engage in any of the foregoing actions.
     Voting Rights. Except as otherwise provided in the certificate of designation and as otherwise required by the Delaware General Corporation Law, each holder of Series B convertible preferred stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series B convertible preferred stock (or warrants discussed below) have the right to convert shares of Series B convertible preferred stock into shares of the Company’s common stock or to dispose of any shares of Series B convertible preferred stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of the Company’s outstanding shares of common stock. The holders of a majority of the Series B convertible preferred stock also have the right to appoint one representative to the Company’s board of directors and are entitled to designate one observer to the meetings of the Company’s board of directors and committees.
     Warrants Issued to Selling Stockholder. In connection with the issuance of shares of Series B convertible preferred stock to SDS, the Company also issued to SDS three warrants to purchase shares of the Company’s common stock.
     With respect to the first warrant, the holder has the right to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price equal to $0.01 per share. The first warrant may be exercised at any time until September 2, 2010.
     With respect to the second warrant, the holder has the right to purchase up to 700,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The second warrant may be exercised at any time until September 2, 2010. The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events).
     With respect to the third warrant, the holder has the right to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price equal to $1.75 per share. The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010. The remaining terms of the third warrant are identical to the first warrant except (i) the third warrant contains a provision which requires the Company to obtain the consent of the holder of the third warrant prior to any issuing any of the Company’s securities in a dilutive issuance and (ii) cashless exercise of the third warrant is not available until September 2, 2006. All three warrants contain a provision that prevents any holder from exercising the warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 9.99% of the Company’s outstanding shares of common stock.
     In addition to the warrants discussed above, SDS also holds two warrants which were issued in October 2004 and which are described more fully in the “Description of Capital Stock” section of the Company’s registration statement on Form S-3, filed by the Company with the Commission on November 24, 2004.
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with the SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS waived this requirement to file the S-3 on or before October 2, 2005. The Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to

December 31, 2005, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.
     SDS also has the right to piggy-back on to the registration statements filed by the Company registering shares of the Company’s common stock (other than Form S-8 and Form S-4 registration statements filed by the Company), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by SDS must be included in such underwritten public offering.
Accounting for Sale of Series B Convertible Redeemable Preferred Stock and Exchange of Note Payable for Warrants
     The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6,500,000. The proceeds were used to redeem 5,0000 shares of Series A convertible preferred stock at a face value of $5,000,000. The premium paid upon redemption was $750,000. The carrying value on the Series A convertible preferred stock was $3,542,000; thus, the Company recorded a loss on redemption in September, 2005 of approximately $2,208,000. The loss is considered a deemed dividend and will be reported after net income (loss) and before net income (loss) attributable to common stockholders.
     The net proceeds received by the Company from the sale of the 650 shares of Series B convertible preferred stock was $6,229,000. Approximately $1,145,000 of the net proceeds were allocated to the associated third warrant based on its relative fair value as computed using the Black-Scholes pricing model; thus, the Series B convertible preferred stock has a carrying value of $5,084,000. The net cash proceeds received by the Company after redemption of the Series A convertible preferred stock and payment of expenses and interest on the note payable described below was $443,000. As discussed above, the holders of the Series B convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series B convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.
     As discussed above, the Company’s stockholders approved the exchange of the SDS bridge note into two common stock warrants. Accordingly, the Company extinguished the $1,750,000 note payable and recorded $1,750,000 to additional paid-in capital.
Nasdaq Delisting Notification
     On November 2, 2005, Remote Dynamics, Inc. (the “Company”) received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance. In order to regain compliance, the Company must demonstrate a closing bid price for its common stock of $1.00 per share or more for a minimum of 10 consecutive business days. The Company has not determined to take any particular course of action at this time with respect to the Nasdaq notice.
     The Nasdaq Staff Deficiency Letter further provided that if compliance with the $1.00 minimum bid price requirement cannot be demonstrated by the Company by May 1, 2006, the Nasdaq Staff will grant the Company an additional 180 calendar days to regain compliance, if at that time, the Company meets The Nasdaq SmallCap Market initial listing requirements as set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement. If the Company fails to regain compliance with the $1.00 minimum bid price requirement during the initial 180 day period and is not eligible for an additional 180 day compliance period, the Nasdaq Staff would notify the Company at that time that the Company’s securities would be delisted and the Company would have the right to appeal such delisting to the Nasdaq Listing Qualifications Panel which stays the effect of the delisting pending a hearing on the matter before the Panel.
     The failure of the Company to maintain its common stock listed on the Nasdaq SmallCap Market would constitute a redemption event under the Company’s Certificate of Designation for the Series B convertible preferred stock entitling the holders of the Company’s Series B convertible preferred stock to force the Company to redeem their shares of Series B convertible preferred stock. The Company may not have the funds available to effect such forced redemption and the holders could take further actions such as forcing the Company into involuntary bankruptcy.
     Additionally, if the closing bid for the Company’s common stock remains below $1.00 per share and it is no longer listed on The Nasdaq SmallCap Market, the Company’s common stock may be deemed to be penny stock. If the Company’s common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell the Company’s securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:
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

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     Unaudited condensed quarterly results of operations for the Reorganized Company and Predecessor Company are presented below (in thousands, except per share amounts).

	Reorganized company
	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter
Total revenues	$4,524	$4,286	$4,244	$3,318
Gross profit	2,224	2,307	2,168	1,475
Operating loss (excluding reorganization items)	(978)	(1,091)	(1,425)	(11,726)
Net loss	(1,131)	(1,180)	(1,508)	(11,844)
Preferred Stock Dividend	(67)	(99)	(101)	(101)
Net loss attributable to common shareholders	(1,198)	(1,279)	(1,609)	(11,945)
Basic and diluted loss per share	$(0.19)	$(0.20)	$(0.24)	$(1.76)
Weighted average shares outstanding:
Basic and diluted	6,241	6,352	6,596	6,801
     As discussed in Note 3 to the financial statements, the Company charged to operations $9.6M for impairment of its Goodwill during the fourth quarter of the year ended August 31, 2005.

					Reorganized
	Predecessor Company				Company
				One Month	Two Month
	First	Second	Third	Period Ended	Period Ended
2004	Quarter	Quarter	Quarter (a)	June 30, 2004 (b)	August 31, 2004
Total revenues	$6,817	$5,967	$5,274	$1,927	$3,222
Gross profit	2,858	3,027	2,842	783	1,716
Operating loss (excluding reorganization items)	(2,845)	(1,079)	(29,873)	(281)	(405)
Net loss	(3,280)	(1,346)	(31,630)	19,018	(541)

Basic and diluted income (loss) per share	$(0.34)	$(0.14)	$(3.27)	$1.97	$(0.08)
Weighted average shares outstanding:
Basic and diluted	9,670	9,671	9,672	9,672	6,505

(a)	Net loss for the third quarter ending May 31, 2004 included a $28.8 million impairment loss on the write down of the VMI license right.

(b)	Net income for the one-month period ended June 30, 2004 includes several items related to the Company’s emergence from bankruptcy including a $20.3 million fresh start accounting adjustment to reflect assets and liabilities at fair value.

	Predecessor Company
	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter
Total revenues	$13,629	$12,045	$10,892	$8,346
Gross profit	5,595	5,200	4,584	3,201
Operating loss	(3,956)	(3,880)	(2,739)	(3,349)
Net loss	(4,473)	(4,404)	(3,228)	(3,915)

Basic and diluted loss per share	$(0.46)	$(0.46)	$(0.33)	$(0.40)
Weighted average shares outstanding:
Basic and diluted	9,670	9,670	9,670	9,670

Report of Independent Registered Public Accounting Firm
Board of Directors
Remote Dynamics, Inc.
Richardson, Texas
The audits referred to in our report dated October 27, 2005 relating to the consolidated financial statements of Remote Dynamics, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.
In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Dallas, Texas
October 27, 2005

S-1

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
DELOITTE & TOUCHE LLP
Dallas, Texas
November 7, 2003

S-2

SCHEDULE II
REMOTE DYNAMICS, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS ($ in thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period
Predecessor Company
Year ended August 31, 2003
Allowance for doubtful accounts Accounts receivable	2,843	234	(2,831)	246
Allowance for doubtful accounts Lease receivables	189	1,144	(881)	452
Warranty reserve	491	196	(173)	514
Provision for settlement of litigation	1,681	—	—	1,681
Valuation allowance against deferred tax asset	58,706	5,394	—	64,100

Ten months ended June 30, 2004
Allowance for doubtful accounts Accounts receivable	246	352	(377)	221
Allowance for doubtful accounts Lease receivables	452	594	(671)	375
Warranty reserve	514	118	(198)	434
Provision for settlement of litigation	1,681	—	(1,681)	—
Valuation allowance against deferred tax asset	64,100	6,638		70,738

Reorganized Company
Two months ended August 31, 2004
Allowance for doubtful accounts Accounts receivable	221	35	(94)	162
Allowance for doubtful accounts Lease receivables	375	50	(68)	357
Warranty reserve	434	9	(68)	375
Valuation allowance against deferred tax asset	70,738	182		70,920

Year ended August 31, 2005
Allowance for doubtful accounts Accounts receivable	162	165	(130)	197
Allowance for doubtful accounts Lease receivables	357	22	(281)	98
Warranty reserve	375	28	(193)	210
Valuation allowance against deferred tax asset	70,920	6,057		76,977

S-3