Form 10-Q
period 2005-11-30
Remote Dynamics Inc
filed 2006-01-23
CIK 944400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class	January 23, 2006
Common Stock, $.01 par value	8,390,937

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
Form 10-Q
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at November 30, 2005 (Unaudited) and August 31, 2005	3

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended November 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended November 30, 2005 and 2004	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the three months ended November 30, 2005	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	28

Item 2 Change in Securities, Use of Proceeds and Issuer Purchase of Securities	28

Item 6 Exhibits and Reports on Form 8-K	32

Signatures	33

EXHIBITS:

Subsidiaries of the Registrant
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited)
	November 30,	August 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$177	$503
Accounts receivable, net of allowance for doubtful accounts of $98 and $197, respectively	1,233	2,695
Inventories	1,104	791
Deferred product costs — current portion	1,002	950
Lease receivables and other current assets, net	556	632

Total current assets	4,072	5,571
Property and equipment, net of accumulated depreciation and amortization of $1,942 and $1,565 respectively	3,338	3,743
Deferred product costs — non-current portion	1,099	1,007
Goodwill	5,130	10,120
License right, net	357	580
Other intangibles, net	68	271
Lease receivables and other assets, net	347	414

Total assets	$14,411	$21,706

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,941	$1,557
Deferred product revenues — current portion	2,042	2,038
Note payable — SDS	—	1,750
Accrued expenses and other current liabilities	1,874	2,083

Total current liabilities	5,857	7,428
Deferred product revenues — non-current portion	2,138	2,112
Other notes payable	367	423
Note payable — HFS	2,000	2,000
Other non-current liabilities	226	300

Total liabilities	10,588	12,263

Redeemable Preferred Stock — Series A (8% cumulative, $1,000 stated value, 2,000,000 shares authorized, 5,000 shares issued and outstanding at August 31, 2005 (redeemable in liquidation at an aggregate of $5,750,000)	—	3,542
Redeemable Preferred Stock — Series B (8% cumulative, $10,000 stated value, 2,000,000 shares authorized, 650 shares issued and outstanding at November 30, 2005 (redeemable in liquidation at an aggregate of $7,475,000)	5,254	—

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,0000 shares authorized, 8,295,885 shares issued and 7,365,937 outstanding at November 30, 2005; 50,000,0000 shares authorized, 8,255,785 shares issued and 7,325,937 outstanding at August 31, 2005	83	83
Treasury stock, 929,948 shares at November 30, 2005 and August 31, 2005, at cost	(1,860)	(1,860)
Additional paid-in capital	27,258	24,775
Deferred stock compensation	(283)	(525)
Accumulated deficit	(26,629)	(16,572)

Total stockholders’ equity (deficit)	(1,431)	5,901

Total liabilities and stockholders’ equity	$14,411	$21,706

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	November 30,
	2005	2004
Revenues:
Product	$71	$249
Ratable product	623	781
Service	1,236	3,494

Total revenues	1,930	4,524

Cost of revenues:
Product	148	194
Ratable product	303	337
Service	1,008	1,769

Total cost of revenues	1,459	2,300

Gross profit	471	2,224

Expenses:
General and administrative	1,046	1,368
Customer service	247	421
Sales and marketing	743	448
Engineering	287	321
Depreciation and amortization	669	644
Impairment loss on license right	144	—
Goodwill impairment	4,990	—

	8,126	3,202

Operating loss	(7,655)	(978)

Interest income	31	76
Interest expense	(82)	(82)
Other expense	(13)	(101)

Loss before reorganization items	(7,719)	(1,085)
Reorganization items	—	(46)

Net loss	(7,719)	(1,131)

Preferred stock dividend	(130)	(67)
Deemed dividend-loss on redemption of Series A preferred stock	(2,208)	—

Net loss attributable to common shareholders	$(10,057)	$(1,198)

Basic and diluted loss per common share	$(1.48)	$(0.19)

Weighted average number of shares outstanding:
Basic and diluted	6,801	6,241

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(7,719)	$(1,131)

Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense
Depreciation and amortization	387	334
Amortization of license rights and other intangibles	282	310
Impairment loss on license right	144	—
Goodwill impairment	4,990	—
Provision for bad debts	34	72
Amortization of deferred service revenues	—	(19)
Loss on equipment retired or sold	18	18
Non-cash expense on repricing of warrants	—	85
Changes in operating assets and liabilities:
Decrease in restricted cash	—	200
(Increase) decrease in accounts receivable	1,411	(542)
Increase in inventory	(313)	(161)
Decrease in lease receivables and other assets	304	212
(Increase) decrease in deferred product costs	(144)	309
(Decrease) increase in accounts payable	384	(493)
Decrease (increase) in deferred product revenues	30	(720)
Increase in accrued expenses and other liabilities	(166)	(545)

Net cash used in operating activities	(358)	(2,071)

Cash flows from investing activities:
Additions to property and equipment	—	(349)

Net cash used in investing activities	—	(349)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	—	4,651
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443	—
Accrued interest paid on bridge note	36
Dividends paid on preferred stock	(130)	(67)
Payments on capital leases and other note payables	(317)	(170)

Net cash provided by financing activities	32	4,414

Decrease in cash and cash equivalents	(326)	1,994
Cash and cash equivalents, beginning of period	503	1,312

Cash and cash equivalents, end of period	$177	$3,306

Supplemental cash flow information:
Interest paid	$74	$81

Non-cash investing and financing activities:
Exchange of bridge note into bridge warrants	$1,750	$—

Purchases of assets through capital leases and other note payables	$144	$199

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total
Stockholders’ equity at August 31, 2005	8,255,885	$83	$24,775	$(525)	929,948	$(1,860)	$(16,572)	$5,901
Issuance of warrants in connection with Series B preferred stock offering			975					975
Exchange of note payable to SDS for warrants			1,750					1,750
Series B preferred stock dividends							(130)	(130)
Deemed dividend-loss on redemption of Series A preferred stock							(2,208)	(2,208)
Repricing of warrants								—
Exercise of warrants								—
Issuance of restricted stock	40,000		48	(48)				—
Change in deferred stock compensation			(290)	290				—
Net loss							(7,719)	(7,719)

Stockholders’ deficit at November 30, 2005	8,295,885	$83	$27,258	$(283)	929,948	$(1,860)	$(26,629)	$(1,431)

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
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation products and services.
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
     The Company’s new REDIview product line forms the basis of management’s business plan for calendar year 2006 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Based on the Company’s failure to achieve its forecasted sales targets for the three months ended November 30, 2005, the Company began analyzing and revising its current and long-term business plans with the goal of optimizing the Company’s sales and marketing strategy in order to maximize its revenues and further reduce its operating costs. As a result, in late-December 2005, the Company materially modified its existing business plan. Key to the Company’s new business plan was its decision to exclusively market and sell its REDIview product line through its existing network of over 30 third-party distribution partners which the Company expects will result in a significant reduction in the Company’s sales and marketing expenses related to maintaining a significant direct sales effort. Additionally, in implementing its new business plan, the Company completed a significant cost and operational-based restructuring rightsizing its workforce at all levels including its senior management level and ceased its development efforts to launch two new product lines during 2006 instead focusing the Company’s efforts on enhancing its existing REDIview product line. As a result, in addition to significantly reducing its projected operational costs, the Company significantly reduced its projected sales targets and associated cash flows from its previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.
Voluntary Bankruptcy Filing and Reorganization
     On February 2, 2004, (the “Commencement Date”), the Company and two of its wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Minorplanet Limited”) (the Company, Caren and Minorplanet Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District

of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of their debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). Caren and Minorplanet Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case. In connection with the Company’s Chapter 11 reorganization, the Company applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value which was recorded as goodwill. The goodwill has subsequently been impaired (see Note 2).
Going Concern
     Historically, much of the Company’s revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through its Vehicle Management Information™ (“VMI”) product line and to SBC. Revenues from the long-haul trucking industry and SBC have ceased as of December 31, 2005. For the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with competitive products and services. The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product, is significant and that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential.
     However, management currently does not expect to achieve profitability during the 2006 fiscal year since the Company will be expanding its channels sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure and cost-based reduction in workforce, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.1 million in monthly revenues. However, there can be no assurances that the Company will achieve its REDIview sales targets and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to raise a minimum of $2.5 million in additional capital resources to fund ongoing operations through August 31, 2006.

•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
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
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by the assets of the Company, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the Bridge Note into the Bridge Warrants at the Company’s August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
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
     On December 16, 2005, in consideration of the Company reducing the exercise price on certain warrants held by SDS Capital Group SPC Ltd. (“SDS”), the sole holder of the Company’s Series B convertible preferred stock, from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of the Company’s common stock resulting in the receipt by the Company of cash proceeds in the amount of $337,500 (the “Warrant Exercise”).
     On December 23, 2005, the Company consummated the sale and assignment of certain of its patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to the Company of $500,000 (the “Patent Sale”).
     As a result of the Warrant Exercise and the Patent Sale, the Company, in the aggregate, raised $837,500 of working capital in the month of December 2005. The Company is also currently in the process of seeking additional capital through the sale of debt and/or equity securities and currently believes that it will be able to consummate a transaction for such additional capital prior to depleting its available cash reserves. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval.
     The Company currently believes that it must raise a minimum of $2.5 million in additional capital in order to sustain its operations through August 31, 2006. The Company is currently forecasting an average monthly cash shortfall of approximately $310,000 for the period beginning January 1, 2006 through August 31, 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $2.5 million in additional capital to sustain its operations through August 31, 2006.
     The Company currently believes that with the receipt of the proceeds from the Warrant Exercise and the Patent Sale and additional savings from operating cost reductions implemented in December 2005, the Company has sufficient funds to sustain its operations through mid-February 2006 which the Company currently believes will provide it with sufficient time to raise additional capital prior to depleting its available cash reserves. However, if the Company fails to achieve its current sales forecasts, the Company may deplete its cash reserves sooner than currently anticipated. There can be no assurance that the Company will be able to consummate a transaction for additional capital prior to substantially depleting its available cash reserves, and its failure to do so may force the Company to file for bankruptcy protection and/or cease operations.
2.	Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended August 31, 2005. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.
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

VMI License Right
     In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s (“PLC”) VMI technology in the United States, Canada and Mexico. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and PLC regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, the Company and PLC entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
     Management accounts for the VMI license right in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, the Company recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on the Company’s revised sales and cash flow forecasts. The new fair value of the VMI license right is being amortized over its expected useful life of nineteen months. At November 30, 2005, the carrying value of the license right was $0.4 million.
Goodwill and Other Intangibles
     The Company tests its Goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.
     Based on the Company’s failure to achieve its forecasted sales targets for the three months ended November 30, 2005, the Company began analyzing and revising its current and long-term business plans materially modifying its existing business plan in late-December 2005 as described above in Note 1 “Business Overview”. The Company’s new business plan significantly reduces its projected sales forecasts and operational costs from the Company’s former plan.
     As a result and in accordance with SFAS 142, the Company performed an interim test of its Goodwill utilizing a discounted future cash flow analysis based on the Company’s new projected sales targets and the estimated impact of its cost savings. The Company has determined its Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million representing the full amount of the estimated impairment. At November 30, 2005, the carrying value of the Company’s Goodwill was $5.1 million.
Restricted Stock
     On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of November 30, 2005, 565,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company did not record any compensation expense associated with these restricted shares during the three month period ended November 30, 2005 as no vesting had occurred.
Business Concentrations
     During the three months ended November 30, 2005, SBC accounted for approximately 41% of the Company’s total revenues. The SBC contract expired effective December 31, 2005. During the three months ended November 30, 2004, SBC and Geologic Solutions, Inc. (“Geologic”) accounted for approximately 74% of the Company’s total revenues. Geologic terminated its contract with the Company effective August 31, 2005.
Recent Accounting Pronouncements
     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. The Company adopted FAS 123R as of September 1, 2005 and applied the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. The Company currently believes the adoption of FAS 123R will not have a material impact on the Company at this time. The Company extinquished its prior stock options upon emergence from bankruptcy effective July 2, 2004 and has not issued any new stock options beyond that date. As discussed above, the Company has issued restricted stock to certain members of the senior management for the Company; however, no vesting has occurred and therefore no compensation expense has been recorded through November 30, 2005.
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
3.	Securities Purchase Agreements
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
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by the assets of the Company, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the Bridge Note into the Bridge Warrants at the Company’s August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
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
Series B Convertible Preferred Stock — Summary of Terms
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
     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:

•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by April 30, 2006, or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;

•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	the Company:
•	sells, conveys or disposes of all or substantially all of its assets;

•	merges or consolidates with or into, or engages in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;

•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;

•	experience any other change of control not otherwise addressed above; or

•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with the SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS and the Company subsequently amended the Registration Rights Agreement to extend the date by which the Company was obligated to file a registration statement on Form S-3 from October 2, 2005 to February 28, 2006. As per the amended registration rights agreement, the Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to April 30, 2006, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.

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
Accounting for Sale of Series B Convertible Redeemable Preferred Stock and Exchange of Note Payable for Warrants
     The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6,500,000. The proceeds were used to redeem 5,000 shares of Series A convertible preferred stock at a face value of $5,000,000. The premium paid upon redemption was $750,000. The carrying value on the Series A convertible preferred stock was $3,542,000; thus, the Company recorded a loss on redemption in September, 2005 of approximately $2,208,000. The loss is considered a deemed dividend and is reported after net loss and before net loss attributable to common stockholders.
     Approximately $975,000 of the net proceeds were allocated to the associated third warrant based on its relative fair value as computed using the Black-Scholes pricing model; thus, the Series B convertible preferred stock has a carrying value of $5,254,000. The net cash proceeds received by the Company after redemption of the Series A convertible preferred stock and payment of expenses and interest on the note payable described below was $443,000. As discussed above, the holders of the Series B convertible preferred stock have the right to require the Company to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside the control of the Company. Thus, the Series B convertible preferred stock is carried outside of permanent equity in the mezzanine section of the Company’s balance sheet.
4.	Related Party Transactions
     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to the Company’s Board of Directors effective July 13, 2004. Mr. CuUnjieng is a controlling partner in HFS and is deemed to beneficially own 649,351 shares of common stock issuable upon conversion of the HFS convertible promissory note. Mr. CuUnjieng resigned from the Company’s Board of Directors effective December 15, 2005. On January 4, 2006, the Company appointed Dennis Ackerman to serve as a Director on the Company’s Board of Directors. Mr. Ackerman currently serves as the Managing Director of HFS. During the three months ended November 30, 2005 and 2004, the Company made interest payments to HFS totaling $60,000 and $60,000 respectively.
5.	Other Commitments and Contingencies
Product Warranty Guarantees
     The Company provides a limited warranty on all REDIview product sales, at no additional cost to the customer, that provides for replacement of defective parts for one year after the product is sold. The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in the Company’s product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands):

Three
Months Ended
November 30, 2005
Warranty product liability at beginning of period	$210

Accruals for product warranties issued	20
Product replacements	(65)
Adjustments to pre-existing warranty estimates	61

Warranty product liability at end of period	$226

Purchase Obligations
     The Company had purchase obligations of approximately $1.1 million primarily related to the purchase of REDIview inventory as of November 30, 2005.
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
     Through its NSC Systems segment, the Company commercially launched its new product offering, REDIview, during January 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and the Company’s proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.
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
     Historically, through its NSC Systems segment, the Company provided long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized, sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the Service Vehicle Contract.
     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Impairment loss on license right is allocated solely to the VMI segment. Goodwill impairment is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	Three Months Ended November 30, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$1,283	$647	$—	$1,930
Operating loss	(7,348)	(307)	—	(7,655)
Interest expense	(82)	—	—	(82)
Interest income	31	—	—	31
Depreciation and amortization	(576)	(93)	—	(669)
Impairment loss on license right	—	(144)	—	(144)
Goodwill impairment	(4,990)	—	—	(4,990)
Net loss	(7,429)	(290)	—	(7,719)
Total assets	12,805	1,606	—	14,411
Capital expenditures	—	—	—	—

	Three Months Ended November 30, 2004
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$3,374	$1,150	$—	$4,524
Operating loss	(612)	(366)	—	(978)
Interest expense	82	—	—	82
Interest income	—	76	—	76
Depreciation and amortization	515	129	—	644
Net loss	(780)	(305)	(46)	(1,131)
Total assets	32,957	4,517	—	37,474
Capital expenditures	316	49	—	365
7. Earnings Per Share
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

	Three Months	Three Months
	Ended November 30,	Ended November 30,
	2005	2004
Net loss attributable to common stockholders:	$(10,057)	$(1,198)

Weighted average number of shares outstanding:
Weighted average number of shares outstanding, net of treasury shares — Basic EPS	6,801	6,241
Additional weighted average shares for assumed exercise of stock options, net of shares assumed to be repurchased with exercise proceeds	—	—

Weighted average number of shares outstanding, net of treasury shares — Diluted EPS	6,801	6,241

Basic and diluted loss per common share	$(1.48)	$(0.19)

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	Three Months	Three Months
	Ended November 30,	Ended November 30,
	2005	2004
Restricted stock ( not vested)	565,000	525,000
Convertible note payable	649,350	689,655
Convertible series A preferred stock	—	2,500,000
Convertible series B preferred stock	4,193,548	—
Outstanding warrants to purchase common stock	5,491,667	1,625,000
8. Nasdaq Delisting Notification
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
     On January 9, 2006, the Company received a Nasdaq Staff Deficiency Letter stating that with the resignation of Gerry Quinn who served as a Director on the Company’s Board of Directors and its Audit Committee, the Company no longer complied with Nasdaq’s audit committee requirements as set forth in Marketplace Rule 4350.
     In accordance with Marketplace Rule 4350(d)(4), the Company was provided with a cure period to regain compliance until the earlier of the Company’s next annual shareholders’ meeting or December 29, 2006 by submitting to Nasdaq documentation, including biographies of any proposed directors, evidencing compliance with Marketplace Rule 4350(d)(4). In the event the Company fails to regain compliance within this period, the Staff Deficiency Letter stated that the Nasdaq Staff would provide written notification to the Company that its securities would be delisted. At that time, the Company would have the right to appeal Staff’s determination to a Listing Qualifications Panel, which would stay the effectiveness of the delisting prior to a decision being rendered by the Panel.
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
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005, and for the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation products and services.
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
     The Company’s new REDIview product line forms the basis of management’s business plan for calendar year 2006 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Based on the Company’s failure to achieve its forecasted sales targets for the three months ended November 30, 2005, the Company began analyzing and revising its current and long-term business plans with the goal of optimizing the Company’s sales and marketing strategy in order to maximize its revenues and further reduce its operating costs. As a result, in late-December 2005, the Company materially modified its existing business plan. Key to the Company’s new business plan was its decision to exclusively market and sell its REDIview product line through its existing network of over 30 third-party distribution partners which the Company expects will result in a significant reduction in the Company’s sales and marketing expenses related to maintaining a significant direct sales effort. Additionally, in implementing its new business plan, the Company completed a significant cost and operational-based restructuring rightsizing its workforce at all levels including its senior management level and ceased its development efforts to launch two new product lines during 2006 instead focusing the Company’s efforts on enhancing its existing REDIview product line. As a result, in addition to significantly reducing its projected operational costs, the Company significantly reduced its projected sales targets and associated cash flows from its previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.
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
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case. In connection with the Company’s Chapter 11 reorganization, the Company applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value which was recorded as goodwill. The goodwill has subsequently been impaired as noted below.
Goodwill and Other Intangibles
     The Company tests its Goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.
     Based on the Company’s failure to achieve its forecasted sales targets for the three months ended November 30, 2005, the Company began analyzing and revising its current and long-term business plans materially modifying its existing business plan in late-December 2005 as described in the “Executive Summary” section above. The Company’s new business plan significantly reduces its projected sales forecasts and operational costs from the Company’s former plan.
     As a result and in accordance with SFAS 142, the Company performed an interim test of its Goodwill utilizing a discounted future cash flow analysis based on the Company’s new projected sales targets and the estimated impact of its cost savings. The Company has determined its Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million representing the full amount of the estimated impairment. At November 30, 2005, the carrying value of the Company’s Goodwill was $5.1 million.
VMI License Right
     In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s (“PLC”) VMI technology in the United States, Canada and Mexico. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and PLC regarding the license agreement for the VMI technology which allowed the Company to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, the Company and PLC entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
     Management accounts for the VMI license right in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, the Company recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on the Company’s revised sales and cash flow forecasts. The new fair value of the VMI license right is being amortized over its expected useful life of nineteen months. At November 30, 2005, the carrying value of the license right was $0.4 million.
Results of Operations — Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004
     Total revenue of $1.9 million for the three months ended November 30, 2005 decreased from $4.5 million during the three months ended November 30, 2004. NSC Systems revenue decreased from $3.4 million during the three months ended November 30, 2004 to $1.3 million during the three months ended November 30, 2005. These decreases were primarily due to a reduction in active SBC network subscriber units from 29,821 at November 30, 2004 to 8,333 as of November 30, 2005 and a reduction in active Geologic network subscriber units from 3,758 at November 30, 2004 to –0- as of November 30, 2005. The decrease in SBC network subscriber units was anticipated as SBC has selected an alternative vendor to supply its next generation AVL product. As of December 31, 2005, SBC had deactivated all of its units. The decrease in Geologic network services subscriber units was also anticipated after the sale to Geologic as all of these units have converted to either Geologic’s network or to other carrier networks. As the revenues from the SBC Contract ends, the Company’s future revenues will be solely dependent upon sales of its REDIview product line. REDIview contributed $0.5 million to the Company’s total revenue and NSC Systems segment. The failure of the Company to achieve its sales targets of the REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
     VMI revenue for the three months ended November 30, 2005 was $0.6 million down from $1.1 million during the three months ended November 30, 2004 primarily due to VMI customers converting to REDIview and normal expected attrition of the VMI customer base. New VMI unit sales were minimal during the three months ended November 30, 2005 and 2004 as sales and marketing focused on sales of the REDIview product line. The Company no longer actively markets the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin decreased from 49% for the three months ended November 30, 2004 to 24% for the three months ended November 30, 2005. During the three months ended November 30, 2005, profit margins on the sales of the REDIview product line were offset by the fixed costs of operating the network services center. During the three months ended November 30, 2004, higher revenues from SBC and Geologic offset these fixed costs. While fixed costs of operating the network services center remained relatively constant during both three-month periods at approximately $0.2 million, these fixed costs as a percentage of revenue increased from 5% during the three months ended November 30, 2004 to 19% during the same period in 2005.
     Total operating expenses increased to $8.1 million during the three months ended November 30, 2005 from $3.2 million during the same period in 2004. The Company recorded a $0.1 million impairment loss on the VMI license right and a $5.0 million Goodwill impairment loss during the three months ended November 30, 2005 as explained above. Sales and marketing expenses increased to $0.7 million during the three months ended November 30, 2005 from $0.4 million during the three months ended November 30, 2004. The increase in sales and marketing costs was primarily attributable to an increase in sales and marketing personnel to support the ongoing REDIview sales effort. General and administrative expenses decreased from $1.4 million during the three months ended November 30, 2004 to $1.0 million during the three months ended November 30, 2005 primarily due to a cost-based reduction in workforce. Customer service expense decreased to $0.2 million during the three months ended November 30, 2005 from $0.4 million during the same period in 2004 also primarily due to a cost-based reduction in workforce. Operating losses increased from $1.0 million during the three months ended November 30, 2004 to $7.7 million during the three months ended November 30, 2005 primarily due to the Goodwill impairment loss and the loss of revenues related to the declining SBC and Geologic network subscriber units described above.
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
     The significant accounting policies and estimates, which are believed to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in the Company’s Annual Report on Form 10-K for the year ended August 31, 2005.

Liquidity and Capital Resources
     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $0.2 million as of November 30, 2005.
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
     On May 31, 2005, the Company consummated a bridge loan and security agreement with SDS in which the Company issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by the assets of the Company, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of the Company’s stockholders. The Company’s stockholders approved the exchange of the Bridge Note into the Bridge Warrants at the Company’s August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
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
     A summary of the Company’s cash flows for the three months ended November 30, 2005 and 2004 are as follows:

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(358)	$(2,071)

Net cash used in investing activities	—	(349)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs		4,651
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443
Other	(411)	(237)

Net cash provided by financing activities	32	4,414

Total change in cash	(326)	1,994

Cash and cash equivalents, end of period	$177	$3,306

     Net cash used in operating activities decreased by approximately $1.7 million during the three months ended November 30, 2005 compared to the same period of the prior year primarily due to a decrease in accounts receivable of $2.0 million (primarily due to the reduction of SBC and Geologic revenues), an increase in accounts payable of $0.3 million and a decrease in deferred product revenues of $0.6 million due to lower margins on the REDIview product line.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to raise a minimum of $2.5 million in additional capital resources to fund ongoing operations through August 31, 2006.
•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.
•	Ability to complete development of additional features and functionality to the REDIview product line.
•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.
•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.
•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
     There can be no assurances that any of these success factors will be realized or maintained.
     On December 16, 2005, in consideration of the Company reducing the exercise price on certain warrants held by SDS Capital Group SPC Ltd. (“SDS”), the sole holder of the Company’s Series B convertible preferred stock, from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of the Company’s common stock resulting in the receipt by the Company of cash proceeds in the amount of $337,500 (the “Warrant Exercise”).
     On December 23, 2005, the Company consummated the sale and assignment of certain of its patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to the Company of $500,000 (the “Patent Sale”).
     As a result of the Warrant Exercise and the Patent Sale, the Company, in the aggregate, raised $837,500 of working capital in the month of December 2005. The Company is also currently in the process of seeking additional capital through the sale of debt and/or equity securities and currently believes that it will be able to consummate a transaction for such additional capital prior to depleting its available cash reserves. The certificate of designation for the Company’s Series B convertible preferred stock, which is part of the Company’s Certificate of Incorporation, requires the approval of the holders of its Series B convertible preferred stock to effect certain transactions, such as issuing senior or pari passu securities or issuing certain debt, and there can be no assurance that the Company will be able to obtain such approval.
     The Company currently believes that it must raise a minimum of $2.5 million in additional capital in order to sustain its operations through August 31, 2006. The Company is currently forecasting an average monthly cash shortfall of approximately $310,000 for the period beginning January 1, 2006 through August 31, 2006. However, the Company’s ability to meet its current sales projections of the REDIview product line heavily influences its capital requirements and there can be no assurances that the Company will be able to achieve its current sales forecasts. If the Company fails to meet its current sales forecasts, the Company will require more than $2.5 million in additional capital to sustain its operations through August 31, 2006.
     The Company currently believes that with the receipt of the proceeds from the Warrant Exercise and the Patent Sale and additional savings from operating cost reductions implemented in December 2005, the Company has sufficient funds to sustain its operations through mid-February 2006 which the Company currently believes will provide it with sufficient time to raise additional capital prior to depleting its available cash reserves. However, if the Company fails to achieve its current sales forecasts, the Company may deplete its cash reserves sooner than currently anticipated. There can be no assurance that the Company will be able to consummate a transaction for additional capital prior to substantially depleting its available cash reserves, and its failure to do so may force the Company to file for bankruptcy protection and/or cease operations.
     Management currently does not expect to achieve profitability during the 2006 fiscal year since the Company will be expanding its sales channels and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.1 million in monthly revenues. However, there can be no assurance that the Company will achieve its REDIview sales targets and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.
Contractual Obligations
     The following summarizes the Company’s significant financial commitments at November 30, 2005:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt (a)
Principal Payments	$2,000	$—	$2,000	$—	$—
Interest Payments	400	240	160	—	—
Capital Lease Obligations	837	417	420		—
Operating Leases	1,719	320	624	600	175
Other Notes Payable	71	71	—	—	—
Purchase Obligations (b )	1,070	1,070	—	—	—
Other Long-Term Liabilities (c)	487	282	149	56	—

Total	$6,584	$2,400	$3,353	$656	$175

(a)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

(b)	Primarily includes obligations to purchase REDIview inventory.

(c)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.

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
     On January 9, 2006, the Company received a Nasdaq Staff Deficiency Letter stating that with the resignation of Gerry Quinn who served as a Director on the Company’s Board of Directors and its Audit Committee, the Company no longer complied with Nasdaq’s audit committee requirements as set forth in Marketplace Rule 4350.
     In accordance with Marketplace Rule 4350(d)(4), the Company was provided with a cure period to regain compliance until the earlier of the Company’s next annual shareholders’ meeting or December 29, 2006 by submitting to Nasdaq documentation, including biographies of any proposed directors, evidencing compliance with Marketplace Rule 4350(d)(4). In the event the Company fails to regain compliance within this period, the Staff Deficiency Letter stated that the Nasdaq Staff would provide written notification to the Company that its securities would be delisted. At that time, the Company would have the right to appeal Staff’s determination to a Listing Qualifications Panel, which would stay the effectiveness of the delisting prior to a decision being rendered by the Panel.
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
Forward Looking Statements
     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based upon management’s current beliefs and projections, as well as assumptions made by and information currently available to management. When used in this Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions are intended to identify forward-looking statements. Any statement or conclusion concerning future events is a forward-looking statement, and should not be interpreted as a promise or conclusion that the event will occur. The Company’s actual operating results or the actual occurrence of any such event could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, and the Company’s Annual Report on Forms 10-K for the year ended August 31, 2005.
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
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of November 30, 2005. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first fiscal quarter ended November 30, 2005, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     None.
ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF SECURITIES
Series B Convertible Preferred Stock — Summary of Terms
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
     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:
•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;
•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by April 30, 2006, or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registrable securities for an aggregate of more than 15 days in the aggregate;
•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;
•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;
•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;
•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or
•	the Company:

•	sells, conveys or disposes of all or substantially all of its assets;
•	merges or consolidates with or into, or engages in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;
•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;
•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;
•	experience any other change of control not otherwise addressed above; or
•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with the SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS and the Company subsequently amended the Registration Rights Agreement to extend the date by which the Company was obligated to file a registration statement on Form S-3 from October 2, 2005 to February 28, 2006. As per the amended registration rights agreement, the Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to April 30, 2006, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.
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

REMOTE DYNAMICS, INC.

Date: January 23, 2006

By:	/s/ Dennis R. Casey

Dennis R. Casey
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Read

Neil Read
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE

2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

2.8	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

2.9	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated September 2, 2005 (29)

2.10	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (29)

2.11	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (29)

2.12	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (29)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

4.2	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

4.3	-	Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on September 1, 2005 (29)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications

EXHIBIT
NUMBER		TITLE

Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive License and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

21.1	-	Subsidiaries of Registrant (30)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, Chief Executive Officer (Principal Executive Officer) (30)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neil Read, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (29)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, Chief Executive Officer (Principal Executive Officer) (30)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Neil Read, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (30)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10 –Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 13, 2004.

26.	Filed in connection with Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

27.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on June 6, 2005.

28.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2005.

29.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on September 7, 2005.

30.	Filed herewith.