Form 10-Q
period 2006-02-28
Remote Dynamics Inc
filed 2006-04-13
CIK 944400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006,
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding as of
Title of each class	April 13, 2006

Common Stock, $.01 par value	9,633,437

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
Form 10-Q
INDEX

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at February 28, 2006 (Unaudited) and August 31, 2005	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended February 28, 2006 and 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity (Unaudited) for six months ended February 28, 2006	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended February 28, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	40

Signatures		41
Subsidiaries
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
EXHIBITS:
EX – 31.1 Certification Pursuant to Section 302
EX – 31.2 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906
EX – 32.2 Certification Pursuant to Section 906

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(Unaudited)
	February 28,	August 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,420	$503
Accounts receivable, net of allowance for doubtful accounts of $118 and $197, respectively	453	2,695
Inventories	731	791
Deferred product costs — current portion	1,045	950
Lease receivables and other current assets	415	632

Total current assets	6,064	5,571

Property and equipment, net of accumulated depreciation and amortization of $2,251 and $1,565 respectively	2,982	3,743
Deferred product costs — non-current portion	1,140	1,007
Deferred financing fees	3,137	—
Goodwill	5,130	10,120
License right, net	301	580
Other intangibles, net	—	271
Lease receivables and other assets, net	342	414

Total assets	$19,096	$21,706

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$1,557
Deferred product revenues — current portion	2,051	2,038
Convertible note payable, net of discount (see Note 3)	—	—
Note payable — SDS	—	1,750
Accrued expenses and other current liabilities	2,143	2,083

Total current liabilities	5,404	7,428

Deferred product revenues — non-current portion	2,124	2,112
Note payable — HFS	2,000	2,000
Other notes payable	318	423
Other non-current liabilities	204	300

Total liabilities	10,050	12,263

Redeemable Preferred Stock — Series A (8% cumulative, $1,000 stated value, 2,000,000 shares authorized, 5,000 shares issued and outstanding at August 31, 2005	—	3,542
Redeemable Preferred Stock — Series B (8% cumulative, $10,000 stated value, 2,000,000 shares authorized, 600 shares issued and outstanding at February 28, 2006 (redeemable in liquidation at an aggregate of $7,160,000)	4,850	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 50,000,0000 shares authorized, 9,800,885 shares issued and 8,870,937 outstanding at February 28, 2006; 8,255,885 shares issued and 7,325,937 outstanding at August 31, 2005	98	83
Treasury stock, 929,948 shares at February 28, 2006 and August 31, 2005, at cost	(1,860)	(1,860)
Additional paid-in capital	34,704	24,775
Deferred stock compensation	(62)	(525)
Accumulated deficit	(28,684)	(16,572)

Total stockholders’ equity	4,196	5,901

Total liabilities, redeemable preferred stock and stockholders’ equity	$19,096	$21,706

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Revenues:
Product	$49	$274	$120	$523
Ratable product	636	680	1,260	1,461
Service	611	3,332	1,847	6,826

Total revenues	1,296	4,286	3,227	8,810

Cost of revenues:
Product	42	164	190	358
Ratable product	334	285	637	622
Service	752	1,530	1,761	3,300

Total cost of revenues	1,128	1,979	2,588	4,280

Gross profit	168	2,307	639	4,530

Expenses:
General and administrative	992	1,266	2,038	2,633
Sales and marketing	503	759	1,246	1,207
Customer service	337	386	583	807
Engineering	226	315	513	636
Depreciation and amortization	455	672	1,125	1,317
Impairment loss on license right	—	—	144	—
Goodwill impairment	—	—	4,990	—

	2,513	3,398	10,639	6,600

Operating loss	(2,345)	(1,091)	(10,000)	(2,070)
Interest income	29	67	60	143
Interest expense	(79)	(80)	(162)	(162)
Gain on sale of patents	500	—	500	—
Other income (expense)	(29)	(108)	(42)	(208)

Loss before reorganization items	(1,924)	(1,212)	(9,644)	(2,297)
Reorganization items	—	32	—	(14)

Net loss	(1,924)	(1,180)	(9,644)	(2,311)
Preferred stock dividends	(130)	(99)	(260)	(166)
Loss on redemption of preferred stock	(435)	—	(2,643)	—
Repricing of warrants	(69)	—	(69)	—

Net loss attributable to common shareholders	$(2,558)	$(1,279)	$(12,616)	$(2,477)

Basic and diluted loss per common share:
Net loss per share	$(0.32)	$(0.20)	$(1.71)	$(0.39)

Weighted average number of common shares outstanding:
Basic and diluted	7,971	6,352	7,383	6,299

See accompanying notes to condensed consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Deferred	Treasury Stock		Accumulated
	Shares	Amount	Capital	Comp.	Shares	Amount	Deficit	Total
Stockholders’ equity at August 31, 2005	8,255,885	$83	$24,775	$(525)	929,948	$(1,860)	$(16,572)	$5,901
Issuance of warrants in connection with Series B preferred stock offering			975					975
Issuance of warrants in connection with debt offering			4,846					4,846
Beneficial conversion feature of convertible notes			2,421					2,421
Exchange of note payable to SDS for warrants			1,750					1,750
Exercise of warrants	1,125,000	11	326					337
Issuance of common stock to placement agent for debt offering	500,000	5	125					130
Issuance of restricted stock	40,000		48	(48)				—
Forfeiture of restricted stock	(120,000)	(1)	(55)	56				—
Vesting of restricted stock			44					44
Change in deferred stock compensation			(455)	455				—
Series B preferred stock dividends							(260)	(260)
Loss on redemption of preferred stock			(96)				(2,208)	(2,304)
Net loss							(9,644)	(9,644)

Stockholders’ equity at February 28, 2006	9,800,885	$98	$34,704	$(62)	929,948	$(1,860)	$(28,684)	$4,196

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (PART 1 OF 2)
(UNAUDITED)
(in thousands)

	Six Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,644)	$(2,311)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense		14
Depreciation and amortization	718	697
Amortization of license rights and other intangibles	406	620
Impairment loss on license right	144	—
Goodwill impairment	4,990	—
Provision for bad debts	54	150
Amortization of deferred service revenues	(10)	(33)
Loss on equipment retired or sold	43	124
Vesting of restricted stock	44	—
Non-cash expense on repricing of warrants	—	85
Gain on sale of patents	(500)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	—	439
Decrease (increase) in accounts receivable	2,176	(59)
Decrease (increase) in inventories	60	(426)
(Increase) decrease in deferred product costs	(228)	509
Decrease in lease receivables and other assets	207	463
Decrease in accounts payable	(347)	(646)
Increase (decrease) in deferred product revenues	25	(1,291)
(Decrease) increase in accrued expenses and other liabilities	(61)	898

Net cash used in operating activities before reorganization items	(1,923)	(767)

Reorganization items:
Reorganization expense	—	(14)
Decrease increase in restructuring accruals	—	(2,950)

Net cash used in operating activities	(1,923)	(3,731)

Cash flows from investing activities:
Additions to property and equipment	—	(566)
Proceeds from sale of patents	500	—

Net cash (used in) provided by investing activities	500	(566)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	—	4,651
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443	—
Interest paid on bridge note	36	—
Proceeds from issuance of debt offering and warrants, net of offering costs	4,004	—
Proceeds from exercise of warrants	337
Dividends paid on preferred stock	—	(166)
Payments on capital leases and other note payables	(480)	(391)

Net cash provided by financing activities	4,340	4,094

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (PART 2 OF 2)
(UNAUDITED)
(in thousands)

	Six Months Ended February 28,
	2006	2005
Increase (decrease) in cash and cash equivalents	2,917	(203)
Cash and cash equivalents, beginning of period	503	1,312
Cash and cash equivalents, end of period	$3,420	$1,109

Supplemental cash flow information:
Interest paid	$148	$170

Non-cash investing and financing activities:
Discharge of debt and exchange of common stock under the plan of reorganization	$—	$1,311

Exchange of bridge note into warrants	$1,750	$—

Financing of Series A original issued discount	$750	$—

Issuance of common stock to placement agent for debt offering	$130	$—

Purchases of assets through capital leases and other note payables	$150	$467

Beneficial conversion feature of convertible notes	$2,421	$—

Issuance of warrants in connection with debt offering	$3,329	$—

Issuance of warrants in connection with debt offering recorded as deferred financing fees	$1,517	$—

Preferred stock dividends accrued	$260	$—

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
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation products and services.
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
     The Company’s new REDIview product line forms the basis of management’s business plan for fiscal year 2006 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Based on the Company’s failure to achieve its forecasted sales targets for the three months ended November 30, 2005, the Company began analyzing and revising its current and long-term business plans with the goal of optimizing the Company’s sales and marketing strategy in order to maximize its revenues and further reduce its operating costs. As a result, in late-December 2005, the Company materially modified its existing business plan. Key to the Company’s new business plan was its decision to exclusively market and sell its REDIview product line through its existing network of over 35 third-party distribution partners which the Company expects will result in a significant reduction in the Company’s sales and marketing expenses related to maintaining a significant direct sales effort. Additionally, in implementing its new business plan, the Company completed a significant cost and operational-based restructuring, rightsizing its workforce at all levels including its senior management level and ceased its development efforts to launch two new product lines during 2006 instead focusing the Company’s efforts on enhancing its existing REDIview product line. As a result, in addition to significantly reducing its projected operational costs, the Company significantly reduced its projected sales targets and associated cash flows from its previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.
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
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). Caren and Minorplanet Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case. In connection with the Company’s Chapter 11 reorganization, the Company applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value, which was recorded as goodwill. The goodwill has subsequently been impaired (see Note 2).
Going Concern
     Historically, much of the Company’s revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through its Vehicle Management Information™ (“VMI”) product line and to SBC. Revenues from the long-haul trucking industry and SBC have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with competitive products and services. The Company believes that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product, is significant and that it will be positioned with its telematics product lines and proven operations support to take advantage of the significant market potential.
     However, management currently does not expect to achieve profitability during the 2006 fiscal year since the Company will be expanding its channels sales force and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing structure and cost-based reduction in workforce, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.0 million in monthly revenues. However, there can be no assurances that the Company will achieve its REDIview sales targets and the Company’s failure to do so may have a material adverse effect upon the Company’s business, financial condition and results of operations.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund the Company’s operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to further reduce the Company’s operating cost structure as planned during fiscal year 2006.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
     There can be no assurances that any of these success factors will be realized or maintained.
     On October 1, 2004, the Company closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock “), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds received by the Company were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of the Company’s common stock at a conversion price of $2.00 per share. The Company sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between the Company and SDS. The Series A

Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
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
     On September 2, 2005, the Company closed the sale of $6.5 million of Series B preferred stock and common stock warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 and returned to the Company all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by the Company were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to the Company had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. The Company intends to use the net proceeds from the financing transaction to fund its business plan. The Company is obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     On December 16, 2005, in consideration of the Company reducing the exercise price on certain warrants held by SDS Capital Group SPC Ltd. (“SDS”), the sole holder of the Company’s Series B convertible preferred stock, from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of the Company’s common stock resulting in the receipt by the Company of cash proceeds in the amount of $337,500 (the “Warrant Exercise”). The closing stock price at the date of re-pricing was $0.47 resulting in a loss of approximately $69,000 to common stockholders. The loss is considered a deemed dividend included in determining net loss attributable to common stockholders.
     On December 23, 2005, the Company consummated the sale and assignment of certain of its patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to the Company of $500,000 (the “Patent Sale”) resulting in a gain of $500,000.
     On February 24, 2006, the Company closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which the Company sold $5.75 million of secured convertible notes (individually, a “Note” and, collectively, the “Notes”) including original issue discount Notes in the aggregate amount of $750,000 in a private placement transaction. The Notes are secured by substantially all of the Company’s assets. There exists no material relationship between the Company and these investors other than in respect of the Purchase Agreement. The Notes mature 24 months from issuance and are convertible at the option of the holder into the Company’s common stock at a fixed conversion price of $0.20 per share.
     Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, the Company must pay an amount to the holder of the Note equal to 1/18th of the original principal payment of the Note; provided, that if on any principal payment date the outstanding principal amount of the Note is less than such principal installment amount, then the Company must pay to the holder of the Note the lesser amount. The Company may make such principal installment amounts in cash or in registered shares of the Company’s common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.
     Pursuant to the Purchase Agreement, the Company also issued Series D-1 Warrants to the Note holders callable only by the Company requiring the Note holders to purchase up to 17.5 million additional shares of common stock in the aggregate upon the satisfaction of certain conditions specified in such Notes. The Series D-1 Warrants are callable by the Company at the lesser of $0.35 per share or 90% of the daily volume average weighted price for the 5 trading days prior to the call. If called at $0.35 per share, the Company would receive up to an additional $6.1 million in cash proceeds.

     Further, pursuant to this agreement, the Note holders and placement agents also received 83.6 million in common stock purchase warrants which are further discussed in Note 3.
     Upon the closing on February 23, 2006 of the issuance of the Notes, the Company received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by the Company’s sole Series B preferred convertible stockholder).
     The Company currently believes that with the receipt of the proceeds from the Purchase Agreement, the expected achievement of REDIview sales targets as forecasted in its revised business plan, and additional savings from operating cost reductions implemented in December 2005 and further cost reductions planned for fiscal year 2006, the Company has sufficient capital to fund its operations until the Company becomes cash flow positive. However, if the Company fails to achieve its planned sales forecasts and/or fails to further reduce its operating cost structure, the Company may deplete its cash reserves sooner than currently anticipated. There can be no assurance that the Company will be able to consummate a transaction for additional capital prior to substantially depleting its available cash reserves, and its failure to do so may force the Company to file for bankruptcy protection and/or cease operations.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto in its Annual Report on Form 10-K for the year ended August 31, 2005. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year.
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
VMI License Right
     In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s (“PLC”) VMI technology in the United States, Canada and Mexico. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and PLC regarding the license agreement for the VMI technology, which allowed the Company to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, the Company and PLC entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
     Management accounts for the VMI license right in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, the Company recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on the Company’s revised sales and cash flow forecasts. The new fair value of the VMI license right is being amortized over its expected useful life of nineteen months. At February 28, 2006, the carrying value of the license right was $0.3 million.
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
     As a result and in accordance with SFAS 142, the Company performed an interim test of its Goodwill at November 30, 2005 utilizing a discounted future cash flow analysis based on the Company’s new projected sales targets and the estimated impact of its cost savings. The Company determined its Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million at November 30, 2005 representing the full amount of the estimated impairment. At February 28, 2006, the carrying value of the Company’s Goodwill was $5.1 million. There can be no assurances that the Company will achieve its REDIview sales targets and targeted cost reductions and the Company’s failure to do so may have a material adverse effect upon the Company’s Goodwill.

Restricted Stock
     On July 2, 2004, in accordance with the plan of reorganization, the Company adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of February 28, 2006, 270,000 shares of restricted stock had been issued to certain members of the senior management for the Company. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. The Company recorded approximately $44,000 of compensation expense associated with these restricted shares during the three and six-month period ended February 28, 2006 for the vesting of 175,000 restricted shares.
Business Concentrations
     During the three and six months ended February 28, 2006, SBC accounted for approximately 7% and 27%, respectively, of the Company’s total revenues. The SBC contract expired effective December 31, 2005. During the three and six months ended February 28, 2005, SBC and Geologic Solutions, Inc. (“Geologic”) accounted for approximately 74% of the Company’s total revenues. Geologic terminated its contract with the Company effective August 31, 2005. Revenues from sales of REDIview products and services accounted for approximately 53% and 36% during the three and six months ended February 28, 2006.
Stock-Based Compensation
     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. The Company adopted FAS 123R as of September 1, 2005 and applied the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. The Company currently believes the adoption of FAS 123R will not have a material impact on the Company at this time. The Company extinguished its prior stock options upon emergence from bankruptcy effective July 2, 2004 and has not issued any new stock options beyond that date. As discussed above, the Company has issued restricted stock to certain members of the senior management for the Company. Compensation expense totaling approximately $44,000 has been recorded during the three months ended February 28, 2006 related to the vesting of restricted shares.
Recent Accounting Pronouncements
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
     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause the

Company to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:
•	the Company’s common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	the initial registration statement required to be filed by the Company pursuant to the registration rights agreement has not been declared effective by April 30, 2006 or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registerable securities for an aggregate of more than 15 days in the aggregate;

•	the Company fails to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	the Company provides written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of the Company’s intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for the Company’s Series B convertible preferred stock;

•	the Company or any of its subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of its property or business;

•	bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against the Company or any of its subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	the Company:
•	sells, conveys or disposes of all or substantially all of its assets;

•	merges or consolidates with or into, or engages in any other business combination with, any other person or entity, in any case which results in either (i) the holders of the Company’s voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of the Company’s total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of the Company’s board of directors comprising fifty percent (50%) or less of the members of its board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by the Company in good faith, or (ii) suffer to exist any other default under any agreement binding the Company which default or event of default would or is likely to have a material adverse effect on the Company’s business, operations, properties, prospects or financial condition;

•	have fifty percent (50%) or more of the voting power of the Company’s capital stock owned beneficially by one person, entity or “group”;

•	experience any other change of control not otherwise addressed above; or

•	the Company otherwise breaches any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after the Company has been notified thereof in writing by the holder.
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
     Restricted Actions. So long as any shares of Series B convertible preferred stock are outstanding, the Company is not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B convertible preferred stock:
•	alter or change the rights, preferences or privileges of the Series B convertible preferred stock, or increase the authorized number of shares of Series B convertible preferred stock;

•	amend the Company’s certificate of incorporation or bylaws;

•	issue any shares of Series B convertible preferred stock other than pursuant to the Securities Purchase Agreement with the selling stockholder;

•	redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

•	increase the par value of the Company’s common stock;

•	sell all or substantially all of the Company’s assets or stock, or consolidate or merge with another entity;

•	enter into or permit to occur any change of control transaction;

•	sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

•	liquidate, dissolve, recapitalize or reorganize;

•	authorize, reserve, or issue common stock with respect to any plan or agreement that provides for the issuance of equity securities to the Company’s employees, officers, directors or consultants in excess of 250,000 shares of common stock;

•	change the Company’s principal business;

•	issue shares of the Company’s common stock, other than as contemplated by the certificate of designation or by the warrants issued to the selling stockholder;

•	increase the number of members of the Company’s board of directors to more than 7 members, or, if no Series B convertible preferred stock director has been elected, increase the number of members of the Company’s board of directors to more than 6 members;

•	alter or change the rights, preferences or privileges of any of the Company’s capital stock so as to affect adversely the Series B convertible preferred stock;

•	create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

•	except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not convertible securities, issue any debt securities or incur any indebtedness that would have any preferences over the Series B convertible preferred stock upon the Company’s liquidation, or redeem, repurchase, prepay or otherwise acquire any of the Company’s outstanding debt securities or indebtedness, except as expressly required by the terms of such securities or indebtedness;

•	make any dilutive issuance;

•	enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

•	cause or authorize any of the Company’s subsidiaries to engage in any of the foregoing actions.
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
     In addition to the warrants discussed above, SDS also holds two warrants for a total of 2,366,667 common shares which were issued in October 2004 and which are described more fully in the “Description of Capital Stock” section of the Company’s registration statement on Form S-3, filed by the Company with the Commission on November 24, 2004.
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, the Company entered into a registration rights agreement, dated September 2, 2005, with SDS, whereby the Company granted certain registration rights to SDS. On or prior to October 2, 2005, the Company was obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS and the Company subsequently amended the Registration Rights Agreement to extend the date by which the Company was obligated to file a registration statement on Form S-3 from October 2, 2005 to February 28, 2006. As per the amended registration rights agreement, the Company could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to April 30, 2006, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or the Company needs to update the registration statement, or (iii) the Company’s common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events. SDS has subsequently waived prior penalties and agreed to allow the registration of such shares to occur with the registration statement on Form SB-2 registering shares of the Series A convertible Notes described below. The Company registered 4,062,500 shares on Form SB-2 filed April 10, 2006. The Company intends to register the remaining shares which the Company is obligated to register under the registration rights agreement upon shareholder approval of increasing the Company’s authorized shares.
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
Note and Warrant Purchase Agreement — Summary of Terms
     On February 24, 2006, the Company closed the sale of $5.75 million of secured convertible notes, including original issue discount notes in the aggregate amount of $750,000, in a private placement transaction with several accredited institutional investors. Midtown Partners & Co., LLC acted as the placement agent for this offering. Pursuant to this offering, the Company also issued warrants to purchase an aggregate of up to 83.6 million shares of the Company’s common stock. Upon the closing of the offering, the Company received proceeds of approximately $4.1 million in cash (after deducting the brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares of Series B preferred convertible stock with an aggregate face value of $500,000 by the Company’s sole Series B preferred convertible stockholder).
The Note and Warrant Purchase Agreement
     On February 24, 2006, the Company closed a Note and Warrant Purchase Agreement dated February 23, 2006 (the “Purchase Agreement”) with several institutional investors as purchasers. Each of these purchasers was an “accredited investor” under the SEC rules.
     Under the terms of the Purchase Agreement, the purchasers have purchased from the Company:
•	Series A Senior Secured Convertible Promissory Notes in the aggregate principal amount of $5,000,000, convertible into shares of the Company’s common stock (the “Series A Notes”); and

•	Original Issue Discount Senior Secured Convertible Promissory Notes in the aggregate principal amount of $750,000, convertible into shares of the Company’s common stock (the “OID Notes”). Unless otherwise specified, the Series A Notes and the OID Notes are collectively referred to as the “Notes”).
     In addition, pursuant to the Purchase Agreement, the following warrants to purchase shares of the Company’s common stock were issued to each purchaser on February 24, 2006:
•	Series A-7 warrants to purchase shares of the Company’s common stock equal to 75% of the number of shares of the Company’s common stock issuable upon conversion of such purchaser’s Series A Note (approximately 18.8 million shares in the aggregate) at an exercise price per share equal to $0.40 with a term of 7 years following the closing date;

•	Series A-7 warrants issued to the Company’s placement agents to purchase shares of the Company’s common stock equal to equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an exercise price per share equal to $0.40 with a term of 5 years following the closing date;

•	Series B-4 warrants to purchase shares of the Company’s common stock equal to 50% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of the note (approximately 12.5 million shares in the aggregate) at an exercise price per share equal to $0.90 with a term of 4 years following the effective date of the registration statement providing for the resale of the conversion shares and the share of the Company’s common stock issuable upon exercise of the warrants;

•	Series B-4 warrants issued to the Company’s placement agents to purchase shares of the Company’s common stock equal to equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an exercise price per share equal to $0.90 with a term of 5 years following the closing date;

•	Series C-3 warrants to purchase a number of shares of the Company’s common stock equal to 100% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of this note (approximately 25.0 million shares in the aggregate) at an exercise price per share equal to $0.21 with a term of 3 years following the closing date;

•	Series C-3 warrants issued to the Company’s placement agents to purchase shares of the Company’s common stock equal to equal to 10% of the number of Series C-3 warrants issued (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.21 with a term of 5 years following the closing date;

•	Series D-1 warrants (callable only at our option) to purchase a number of our shares of common stock equal to 70% of the number of conversion shares issuable upon conversion of such purchaser’s Series A Note (approximately 17.5 million shares in the aggregate) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of the Company’s common stock on the OTC Bulletin Board preceding the call notice, as defined in this warrant;

•	Series D-1 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series D-1 warrants issued (approximately 1.8 million shares in the aggregate) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in this warrant;

•	10% Placement Agent Warrant issued to the Company’s placement agents to purchase shares of the Company’s common stock equal to equal to 10% of the number of shares of common stock issuable to the note holders upon conversion of theirs notes (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.20 with a term of 5 years following the closing.
     The issuance and purchase of the notes and warrants was effected in accordance with and in reliance upon the exemption from securities registration afforded by Regulation D promulgated under the Securities Act of 1933, and upon such other exemption from the registration requirements of this statute as may be available with respect to the investments made pursuant to the Purchase Agreement.
     A portion of the purchase price in the amount of $500,000 received under the Purchase Agreement was delivered by SDS Capital Group SPC, Ltd. by exchanging 50 shares of the Company’s Series B convertible preferred stock held by this entity with an aggregate face value of $500,000.
Certain Covenants
     Under the terms of the Purchase Agreement, the Company’s most significant obligations include that the Company will:
•	cause the Company’s common stock to continue to be registered under the Securities Exchange Act of 1934, continue the listing or trading of the Company’s common stock on the OTC Bulletin Board and to take all actions required to allow the purchasers to effect resales under Rule 144;

•	(if the Company stops filing the Company’s periodic reports with the Securities and Exchange Commission) furnish annual and quarterly reports to the purchasers as long as they own or are obligated to purchase these securities;

•	use the net proceeds from the sale of the securities for working capital and general corporate purposes;

•	not provide any purchaser with any material non-public information;

•	acknowledge that the securities, under certain circumstances, may be pledged by the purchasers;

•	not declare or pay dividends or distributions on the Company’s common stock as long as any notes or warrants remain outstanding;

•	as long as any notes or warrants remain outstanding, have authorized and reserved for issuance 120% of the aggregate number of shares of the Company’s common stock needed for the issuance of the conversion shares and the warrant shares;

•	issue irrevocable instructions to the Company’s transfer agent to issue certificates for the conversion shares and the warrant shares with a restrictive legend regarding the fact that such shares are not registered and are restricted securities;

•	not sell or dispose of any of the Company’s business assets without the prior written consent of the holders of a majority of the principal amounts of the notes outstanding;

•	agree that any business assets the Company acquire in the future will become part of the collateral securing the Company’s obligations under the notes;

•	maintain a directors and officers liability insurance policy with coverage equal to or greater than $3,000,000; and

•	with regard to subsequent financings that, for a period of 1 year following the closing date; notify the purchasers in writing of the terms and conditions of any proposed offer or sale to any third party of any of the Company’s common stock or securities convertible into the Company’s common stock, which notice will provide each purchaser an option, during the 10 trading days after the notice, to inform the Company whether the purchaser will purchase up to its “pro rata” shares of all of the securities being offered in this subsequent financing.

•	In this context “pro rata” means the percentage obtained by dividing:
•	the principal amount of the notes purchased by the purchaser on the closing date, by

•	the total principal amount of all the notes purchased by all of the purchasers on the closing date with regard to “permitted financings” that such permitted financings, as defined below will not be considered a subsequent financing for these purposes; permitted financings include:
•	securities issued other than for cash in connection with a merger or acquisition;

•	securities issued prior to the closing date or issued pursuant to the conversion of the notes;

•	the Company’s common stock issued pursuant to the warrants;

•	securities issued in connection with strategic licensing or partnering agreements;

•	the Company’s common stock issued pursuant to the Company’s stock option plans or the Company’s employee stock purchase plans;

•	any warrants issued to the placement agent for the offering;

•	the Company’s common stock issued in connection with consulting or advisory services;

•	the payment of any principal in shares of the Company’s common stock pursuant to the notes;

•	as long as the notes remain outstanding, allow the purchasers to exchange their notes for any securities issued in a subsequent financing if such securities are on terms more favorable than the terms governing the notes.

     Pursuant to the terms of the Purchase Agreement, the Company has agreed to indemnify the purchasers and certain of their related parties against all losses resulting from any inaccuracy in or breach of the Company’s representations, warranties or agreements made in the Purchase Agreement. The purchasers, severally but not jointly, have agreed to indemnify the Company and certain of the Company’s related parties against all losses resulting from any inaccuracy in or breach of the representations, warranties and agreements of the purchaser made in the Purchase Agreement. The maximum aggregate liability of each purchaser for such indemnification is limited to the portion of the total purchase price paid by the purchaser under the Purchase Agreement. The Purchase Agreement and each of the notes, warrants and other documents contemplated thereby are governed by New York law.
Material Terms of the Senior Secured Convertible Notes
     The Company issued these notes pursuant to the Purchase Agreement, in which the Company issued, as maker, the notes on February 24, 2006, the issuance date, in the principal amount of $5,000,000. As described below, these notes are convertible into shares of the Company’s common stock and have a maturity date of February 24, 2008.
     Beginning on September 1, 2006 and after that on the first business day of each month, a principal payment date, the Company must pay to the holder of the note an amount equal to 1/18th of the original principal amount of the note, or the principal installment amount. However, if on any principal payment date the outstanding principal on the note is less than the principal installment amount, then the Company must pay the holder the lesser amount. The Company may make payment in cash or in shares of the Company’s common stock, provided that a registration statement covering the resale of such shares has been declared effective by the SEC.
Option to Pay with Shares in Certain Circumstances
     If the Company choose to pay the principal installment amount in shares of the Company’s common stock, the Company must pay the number of shares in an amount equal to the principal installment amount divided by 80% of the average closing bid price for the 10 trading days immediately prior to the principal payment date. The Company has this option only if, among other things, the convertible securities have been duly registered on an effective registration statement and trading in the Company’s common stock has not been suspended on the OTC Bulletin Board or other exchange.
     The Company’s obligations as the maker of these notes are secured by a continuing security interest in certain of the Company’s assets.
Events of Default
     The amounts payable under the notes may be accelerated or increased upon the occurrence of an event of default, which includes:
•	the Company’s failure to make the principal installment amount on a designated principal payment date;

•	the failure of the registration statement to be declared effective by the Securities and Exchange Commission on or prior to August 25, 2006;

•	the suspension from listing or failure of the Company’s common stock to be listed on the OTC Bulletin Board or one of the major exchanges;

•	the Company’s notice to the holder of the Company’s inability to comply or intention not to comply with proper requests for conversion of the notes;

•	the Company’s failure to timely deliver shares of common stock upon conversion, to file a registration statement, or to make payment of fees under the notes, the Purchase Agreement or the related registration rights agreement;

•	the lapsing of the effectiveness of the registration statement for a period of 10 consecutive trading days;

•	the Company’s default in the performance of any material covenant in the notes, the Purchase Agreement, the registration rights agreement or any other ancillary documents;

•	the Company’s making of a false or incorrect representation or warranty in the Purchase Agreement,

the registration rights agreement or any other ancillary documents;

•	the Company’s default in any payment of principal or interest on the indebtedness represented by the notes, or default in the observance or performance of any other agreement relating to such indebtedness in excess of $100,000;

•	the Company’s application for appointment of a receiver or liquidator or filing a petition in bankruptcy or other similar relief which is not dismissed within 30 days;

•	the filing of a proceeding against the Company seeking the liquidation, reorganization, or dissolution of the Company or similar relief which is not dismissed within 30 days;

•	the Company’s failure to instruct the Company’s transfer agent to remove any legends from shares of common stock eligible to be sold under Rule 144 of the Securities Act of 1933 and to issue such shares to the holder;

•	the Company’s failure to pay any amounts due to the holder under the notes, the Purchase Agreement or the registration rights agreement within three (3) business days of the due date;

•	the occurrence of an event of default under any of the other notes contemplated by the Purchase Agreement, known as a cross-default provision; and

•	the Company’s failure to obtain stockholder approval to increase the authorized shares of common stock in accordance with the Purchase Agreement.

•	If one of these events of default has occurred, the holder may:
•	declare the entire unpaid principal balance of the notes due and it will be accelerated;

•	demand that the principal amount of the notes then outstanding be converted into shares of the Company’s common stock at the conversion price discussed in more detail below; and/or

•	exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. The Company must pay interest on demand on the notes upon an event of default from the date of the default until the date of cure at the lesser of 10% and the maximum per annum legal rate.
Conversion
     The notes contemplate both a voluntary conversion and a mandatory conversion. Under the voluntary conversion, at the option of the holder the notes will be convertible in whole or in part into that number of shares of the Company’s common stock determined by dividing: (i) that portion of the outstanding balance under the notes as of the date the holder chooses to convert; by (ii) the conversion price then in effect (the initial conversion price under the notes is $0.20), as it may be adjusted under the terms of the notes. The term mandatory conversion date is the date following the effective date of the registration statement on which the closing bid price is greater than 250% of the conversion price for a period of 12 consecutive trading days and the average daily trading for such 12 consecutive trading days exceeds 750,000 shares of common stock. On the mandatory conversion date, the Company may, upon 5-business days prior notice to the holder, cause the principal amount of the notes to convert into a number of shares of the Company’s common stock equal to the quotient of:
•	the principal amount of the notes outstanding on the mandatory conversion date; divided by

•	the conversion price in effect on the mandatory conversion date; however, in order to cause this conversion the following must be true:

•	the registration statement must be effective 30 days immediately prior to the mandatory conversion date;

•	trading in the Company’s common stock must not have been suspended by the OTC Bulletin Board or other relevant exchange;

•	no event of default must have occurred and be continuing;

•	this mandatory conversion must not violate the note provisions regarding the ownership cap as described below, and

•	the Company must not be in possession of any material non-public information. The mandatory conversion date will be extended during the time of occurrence of a triggering event as described below.
     If, because the registration statement has not been filed or its effectiveness has been suspended, a holder is unable to trade any of the Company’s common stock, the holder will have the option, within 10 trading days after the expiration of such black-out period, of using the conversion price applicable on such conversion date or any conversion price selected by the holder that would have been applicable if the conversion date had been at an earlier time during such black-out period or within the 10 trading days after that period.
     In order to make the holder whole from any economic loss resulting in the Company’s failure timely to deliver the conversion securities, the Company has agreed in such event to pay to the holder in cash, and as liquidated damages, an amount per trading day for each trading day until the shares are delivered, along with interest on such amount at a rate of 10% per annum, equal to the greater of:
•	(a) 1% of the principal amount of the notes requested to be converted for the first 5 trading days after the delivery date; and (b) 2% of the principal amount of the notes requested to be converted for each trading day after that; and

•	$2,000 per day.
     In addition, if the Company fails to deliver certificates representing the convertible securities on or before the delivery date and if after that date the holder is required by its broker to purchase shares of the Company’s common stock to deliver in satisfaction of a sale by the holder of the convertible securities which the holder expected to receive upon proper conversion, or a buy-in, then the Company must: pay in cash to the holder the amount which such holder had to come out of pocket to cover the open market purchase in excess of the price at which the sell order giving rise to such purchase obligation was executed.
Limitation of Beneficial Ownership of The Company’s Shares
     Subject to waiver by the holder under certain circumstances upon 61 days notice to us, the holder may not convert all or any portion of the notes if the number of shares of convertible securities, when combined with all other shares of the Company’s common stock held by the holder: (i) would result in the holder beneficially owning more than 4.9% of all of the Company’s common stock then outstanding; or (ii) would result in the holder beneficially owning more than 9.9% of all of the Company’s common stock then outstanding.
Conversion Price Adjustments
     The conversion price under the notes is subject to adjustment from time to time to reflect:
•	stock splits and combinations;

•	certain dividends and distributions;

•	reclassifications; exchanges or substitutions;

•	reorganizations, mergers, sales of assets;

•	issuances of additional shares of common stock (on a full-ratchet anti-dilution basis); and

•	issuances of common stock equivalents.
     In the event of an issuance of additional shares of common stock, or an issuance of common stock equivalents, a “full ratchet” adjustment will be made to the conversion price. This means effectively that the conversion price will be reduced to the consideration per share paid for the additional shares of common stock in question.
     The Company is not obligated to make any adjustments to the conversion price in connection with:
•	securities issued other than for cash in connection with a merger or acquisition;

•	securities issued pursuant to conversion or exercise of securities outstanding prior to the date of the notes and the warrants;

•	shares of the Company’s common stock issuable upon exercise of the warrants;

•	securities issued in connection with strategic license or partnering agreements;

•	shares of the Company’s common stock issued in connection with the Company’s stock option plans or employee stock purchase plans;

•	warrants issued to the placement agent for the offering;

•	shares of the Company’s common stock issued in connection with consulting or advisory services; and

•	the payment of any principal in shares of the Company’s common stock pursuant to the notes.
Prepayment
     The notes require several types of prepayment provisions, which reference the two following terms: major transaction and triggering event. The notes define a major transaction as:
•	the Company’s merger or consolidation with or into another entity involving a change of control;

•	the Company’s sale or transfer of more than 50% of the Company’s assets; or

•	the closing of a tender offer for more than 50% of the outstanding shares of the Company’s common stock.

•	The notes include the following in the definition of a triggering event:

•	the effectiveness of the registration statement for the common stock issued on conversion of the notes lapses for any reason or it is unavailable for the resale of the Company’s common stock for a period of 20 consecutive trading days;

•	the suspension from listing of the Company’s common stock on the OTC Bulletin Board or any other exchange for a period of 5 trading days;

•	the Company’s notice to any holder of the Company’s inability or intention not to comply with requests for conversion;

•	the Company’s failure to comply with a holder’s conversion notice within 10 business days of the Company’s receipt of it;

•	the Company’s deregistration of the Company’s common stock;

•	the Company’s completion of a “going private” transaction as a result of which the Company’s common stock is no longer registered under the exchange act; or

•	the Company’s breach of any of the Company’s representations, warranties and covenants made in the Purchase Agreement, the notes or any ancillary documents.
     On the occurrence of an event of default, the holder has the right to require the Company to prepay in cash all or a portion of the notes at a price equal to 120% of the principal amount of the notes at the time of the request. Simultaneously with the occurrence of a major transaction, the holder has the right to require the Company to prepay all or a portion of the holder’s notes at a price equal to 100% of the principal amount of the notes.
     For purposes of the prepayment option upon a triggering event, the term volume the weighted average price means for any date the daily volume weighted average price of the Company’s common stock for such date on the OTC Bulletin Board; or the “Pink Sheets”, or as determined by an independent appraisal if the stock is not then traded on one of the markets. After a triggering event occurs, the holder has the right to require the Company to prepay all or a portion of the notes in cash at a price equal to the sum of:
•	the greater of:
•	125% of the principal amount of the notes; and

•	if the holder cannot get the benefit of its conversion rights and the ability to effect the resale of shares of the Company’s common stock issuable upon conversion, the aggregate principal amount of the notes divided by the conversion price on:

•	the date the prepayment price is demanded or due; or

•	the date the prepayment price is paid in full, whichever is less, multiplied by the volume the weighted average price on:
•	the date the prepayment price is demanded or otherwise due; or

•	the date the prepayment price is paid in full, whichever is greater; and

•	all other costs or expenses due in respect of the notes and the other transaction documents.
     No sooner than 15 days nor later than 10 days prior to the completion of a major transaction the Company must deliver notice of it to the holder. At any time after receipt of such notice, the holder may require the Company to prepay the notes immediately. Within 1 business day after the occurrence of a triggering event, the Company must deliver notice of it to the holder. At any time after the earlier of:
•	the holder’s receipt of the Company’s notice; or

•	the holder’s becoming aware of a triggering event, the holder may require the Company to prepay all of the notes on a pro rata basis. The Company must deliver the prepayment price related to a triggering event within 5 business days after the Company receives notice of this requirement from the holder; and the Company must deliver the prepayment price related to a major transaction immediately prior to the consummation of the major transaction. However, if the Company are unable to prepay all of the notes to be so prepaid, the Company must pay an amount to each holder equal to the holder’s pro rata amount of all notes being prepaid.
     If the Company fails to prepay all of the notes submitted for prepayment, the Company has to pay interest on the prepayment price at the rate of 2% per month until paid in full. Until paid in full the holder may, in place of prepayment, require the Company to return to the holder all of the notes submitted for prepayment. The Company must return the notes and the conversion price of the returned notes must be adjusted to the lesser of:
•	the conversion price in effect on the date on which the holder sends notice to the Company that it chooses in lieu of prepayment to have the notes returned; and

•	the lowest closing bid price during the period beginning on the date on which the Company delivers notice of the prepayment option as it related to a major transaction or a triggering event and ending on the date on which the holder delivers notice to the Company of its choice, in lieu of prepayment, to have the Company return to the holder all of the notes.
     If, on the Company’s receipt of a request for conversion of the notes the Company is unable to issue shares of the Company’s common stock registered for resale, either because the Company does not have sufficient authorized shares of the Company’s common stock or because the Company is otherwise prohibited by law from doing so, then the Company must issue as many shares of the Company’s common stock as the Company is able to in compliance with the holder’s request and, with regard to the unconverted portion of the notes, the holder may choose to:
•	require the Company to prepay that portion of the notes the Company is unable to convert at the triggering event prepayment price, or the mandatory prepayment price;

•	if the Company are unable to issue registered shares of common stock because the Company is prohibited by law, require the Company to issue restricted shares of common stock;

•	void the holder’s notice of request for conversion and force the Company to return the notes that the Company to be converted; or

•	exercise its buy-in rights as described.
     If the holder chooses to have its notes prepaid using the mandatory prepayment price, the Company must pay the mandatory prepayment price within 30 days of the Company’s receipt of the holder’s notice in response to the Company’s notice to the holder of the Company’s inability to convert the note, unless the Company has prior to this delivered notice that the event resulting in the mandatory prepayment price has been cured. If the Company fails to pay the mandatory prepayment price 1 business day after the Company receive notice from the holder of this election, the Company must pay interest on the unpaid amount at the rate of 2% per month until paid in full.
The Original Issue Discount Notes
     The original issue discount notes are substantially the same in form and effect as the Series A Notes. The occurrence of an event of default under the Series A Notes constitutes an event of default under the OID Notes; and the occurrence of an event of default under the original issue discount notes constitutes an event of default under the Series A notes. The conversion price of $0.20 is the same for each of the Series A Notes and the original issue discount notes and the original issue discount notes are subject to the same adjustment provisions as apply to the Series A notes. The same prepayment provisions apply to both the Series A Notes and the OID Notes. As with the Series A Note holders, no holder of OID Notes will have any rights as one of the Company’s stockholders prior to the conversion of the Company’s OID Notes.
The Warrants
The Series A -7 Warrants and Series A-7 Placement Agent Warrant
     The Series A-7 warrants represent seven-year warrants to purchase shares of the Company’s common stock at the holder’s option equal to 75% of the number of shares of the Company’s common stock issuable upon conversion of the purchaser’s Series A Note (an aggregate of 18,750,000 shares) at exercise price per share equal to $0.40.
     The Series A-7 placement agent warrants represent five-year warrants to purchase shares of the Company’s common stock at the holder’s option equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an exercise price per share equal to $0.40.
Warrant Exercise
     Warrant stock refers to the Company’s common stock issuable upon exercise of the Series A-7 warrant or any of the other warrants. Payment of the exercise price may be made to the Company by:
•	certified check;

•	“cashless exercise,” but here only when there is no registration statement in effect for the warrant stock; or

•	a combination of (i) and (ii) above.
     A cashless exercise is only available beginning one (1) year after the original issue date of the Series A-7 warrant and if (i) the per share market value of a share of the Company’s common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. In a cashless exercise, the warrant holder merely presents the warrant to the Company without tendering cash and the Company issue to it a number of shares of the Company’s common stock equal to the difference between (i) the number of shares of the Company’s common stock purchasable on exercise of all of the warrants so exercised, and (ii) the product of: (a) the warrant price; times (b) the number of shares of the Company’s common stock purchasable on exercise of all of such warrants; divided by: (iii) the per share market value of one share of the Company’s common stock.
     If the warrant holder exercises the Series A-7 warrant, the Company has 3 trading days, or the delivery date, in which to issue to it certificates for shares of the warrant stock; or to deliver to the Depository Trust Company on the warrant holder’s account. If the Company fails to deliver the certificates on or before the delivery date and the warrant holder is required by its broker to purchase shares of the Company’s common stock on the open market to deliver in satisfaction of a sale of the warrant holder’s warrant stock, or a warrant buy-in, then the Company must:
•	pay cash to the warrant holder in the amount by which: (a) the warrant holder’s total purchase price exceeds: (b) the amount obtained by multiplying: (x) the number of shares of warrant stock the Company the Company required to deliver to the warrant holder; times (y) the price at which the sell order was executed; and

•	either reinstate the portion of the Series A-7 warrant for which exercise was not honored or deliver to the warrant holder the number of shares of the Company’s common stock that the Company would have issued if the Company had timely complied.
Adjustment of Warrant Price
     The warrant price of the Series A-7 warrant is subject to adjustment from time to time to reflect:
•	recapitalizations, reorganizations, mergers;

•	stock dividends, subdivisions and combinations;

•	certain other distributions;

•	issuances of additional shares of common stock (on a full-ratchet anti-dilution basis); and

•	issuances of common stock equivalents.
     In the event of an issuance of additional shares of common stock, or an issuance of common stock equivalents, a “full ratchet” adjustment will be made to the warrant price. This means effectively that the warrant price will be reduced to the consideration per share for the additional shares of common stock in question.
Limitation of Beneficial Ownership of The Company’s Shares
     Subject to the warrant holder’s right to waive these provisions in certain circumstances upon 61 days notice to us, at no time may a warrant holder exercise the warrant if the number of shares of the Company’s common stock issued pursuant to the exercise would exceed, when aggregated with all of the other shares of the Company’s common stock held by the warrant holder the number of shares which would result in the warrant holder beneficially owning greater than: (i) 4.9% of the then outstanding shares of the Company’s common stock; or (ii) 9.9% of the then outstanding shares of the Company’s common stock.
The Call
     The Company is entitled under the warrant, at any time following the original issue date of the warrant, to call up to 100% of the warrant then outstanding by providing the warrant holder with a call notice; however, the following must be true in order to effect such a call:
•	the per share market value of the Company’s common stock must be greater than $1.00 per share for 10 consecutive trading days immediately prior to the date of the call notice; and the average daily trading volume during this period must exceed 500,000 shares of the Company’s common stock;

•	a registration statement under the Securities Act of 1933 which provides for the resale of the warrant stock and the common stock issuable upon the conversion of the notes must be effective without lapse for 60 consecutive calendar days;

•	trading in the Company’s common stock must not have been suspended by the SEC or any relevant securities exchange;

•	the Company must be in material compliance with the terms of the warrant; and

•	the Company must not be in possession of any material non-public information.
     In order to effect the call, this registration statement must be effective from the date of delivery of the call notice until the date which is the later of: (i) the date the warrant holder exercises the warrant pursuant to the call notice; and (ii) the 20th day after the warrant holder receives the call notice, or the early termination date. The Company’s rights with respect to the warrant stock subject to the call notice will expire on the early termination date if the warrant is not exercised prior to the early termination date. If the warrant is not exercised with regard to the called warrant stock, the Company must remit to the warrant holder: (i) $.001 per share of called warrant stock; and (ii) a new warrant representing the number of shares of warrant stock, if any, which the Company not subject to the call notice.
The Series B-4 Warrants and Series B-4 Placement Agent Warrants
     The Series B-4 warrants represent rights to purchase shares of the Company’s common stock equal to 50% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 12,500,000 shares) at an exercise price per share equal to $0.90 for a term of four years following the effective date of the registration statement providing for the resale of the conversion shares and the shares of the Company’s common stock issuable upon exercise of this warrant.
     The Series B-4 placement agent warrants represent five-year warrants to purchase shares of the Company’s common stock at the holder’s option equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an exercise price per share equal to $0.90.

     This warrant is substantially similar in form and effect to the Series A-7 warrant, except as set forth in the preceding paragraph and except that in order to effect a call notice under the Series B-4 warrant, the per share market value of the Company’s common stock must be greater than $1.26 per share for the 10 consecutive trading days prior to the call notice and the average daily trading volume during this time period must exceed only 250,000 shares of the Company’s common stock.
The Series C-3 Warrants
     The Series C-3 warrants represent rights to purchase shares of the Company’s common stock equal to 100% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 25,000,000 shares) at an exercise price per share equal to $0.21 on the date of closing of the Purchase Agreement and for a term of three years following that closing date.
     The Series C-3 warrants are substantially similar in form and effect to the Series A-7 warrants, except as set forth in the preceding paragraph and except that the Company have no rights to call the Series C-3 warrant under any circumstances.
The Series D-1 Warrants and Series D-1 Placement Agent Warrants
     The Series D-1 warrants are callable only by the Company requiring the holders of these warrants to purchase shares of the Company’s common stock equal to 70% of the number of conversion shares issuable upon conversion of the purchaser’s Series A note on the date of issuance of the note (an aggregate of 17,500,000 shares) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5-day volume the weighted average price of the Company’s common stock immediately preceding the call notice under the Series D-1 warrants and for a term of 18 months following the date the SEC declares effective the registration statement registering for resale the shares of the Company’s common stock issuable upon the exercise of the Series D-1 warrants. The holders have no rights to exercise the D-1 warrants.
     The Series D-1 placement agent warrants represent five-year warrants to purchase shares of our common stock at the holder’s option equal to 10% of the number of Series D-1 warrants issued (approximately 1.8 million shares in the aggregate) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5-day volume weighted average price of our common stock immediately preceding the exercise notice. The Series D-1 placement agent warrants are substantially similar in form and effect to the series A-7 warrants
     The Series D-1 warrants are substantially similar in form and effect to the Series A-7 warrants, except as set forth in the preceding paragraph and except as set forth as follows:
•	the Series D-1 warrants provide no “cashless exercise” alternative for their exercise;

•	there are no adjustments to be made to the warrant price in the event of the issuance of additional shares of common stock or common stock equivalents; and

•	the provisions relating to the call and the call notice for the Series D-1 warrants are different from the parallel provisions of the Series A-7 warrants in that:

•	in order to effect a call notice under the Series D-1 warrants, the per share market value of the Company’s common stock must be greater than $1.53 for the 10 consecutive trading days prior to the delivery of the call notice and the average daily trading volume during this time period must exceed $100,000 per day for 20 trading days out of the 30 prior trading days; and

•	as an additional requirement in order for the Company to issue a call notice, at least 60% of the proceeds from the exercise of the Series D-1 warrants must be applied to: (w) make a strategic acquisition which has been approved by the Company’s board of directors; (x) enter into a strategic joint venture; (y) effect an acquisition of product inventory to fulfill large customer orders in excess of 1,500 mobile units; or (z) move an appropriate level of business and operating off-shore to develop a more efficient cost and production structure.

•	10% Placement Agent Warrants

The 10% placement agent warrants represent five-year warrants to purchase shares of our common stock equal to equal to 10% of the number of shares of common stock issuable to the note holders upon conversion of theirs notes (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.20.
The Registration Rights Agreement
     Pursuant to the terms of the Purchase Agreement, the Company has entered into a Registration Rights Agreement with the purchasers dated as of February 23, 2006 (the “Registration Rights Agreement”). The primary purpose of this Registration Rights Agreement is to obligate the Company to effect resale registrations of the shares of the Company’s common stock contemplated to be issued by the Company pursuant to the Purchase Agreement.
Nature and Timing of Filings
     On or prior to April 10, 2006, or the filing date, which is 45 days from the closing date under the Purchase Agreement, the Company agreed pursuant to the Registration Rights Agreement to prepare and file with the SEC a “resale” registration statement on Form SB-2 providing for the resale on a continuous basis pursuant to Rule 415 of all of the shares of the Company’s common stock issuable upon the conversion or repayment of the notes. (the “Note Registerable Securities”). Under this registration statement, the Company is not allowed to permit any securities other than the following to be included in this registration statement: (i) the Note Registrable Securities; (ii) shares of the Company’s common stock issuable upon the exercise of warrants issuable to the Company’s placement agent for the offering; (iii) shares of the Company’s common stock acquired by SDS Capital Group SPC, Ltd. pursuant to the conversion of the Company’s Series B convertible preferred stock and related stock warrants; and (iv) 1,000,000 shares of the Company’s common stock issued to Saffron Capital Management LLC pursuant to the Company’s consulting agreement with it.
     The Company is obligated to use the Company’s best efforts to cause this registration statement to be declared effective under the securities act on or prior to the effectiveness date, which is the earlier of (i) May 25, 2006 or June 26, 2006 if the this registration statement receives a full review from the SEC; or (ii) within 3 business days of the date on which the SEC informs the Company that: (a) it will not review the this registration statement; or (b) the Company may request the acceleration of the effectiveness of this registration statement and the Company make such a request. The Company is obligated to keep this registration statement continuously effective until the date that is the earlier of:
•	the date when all of the registered under this registration statement have been sold; or

•	the date on which the note registerable securities can be sold without restriction under Rule 144(k), or the effectiveness period.
     The Company is also obligated to file a second registration statement within 15 days of obtaining approval of the Company’s stockholders to amend the Company’s Certificate of Incorporation to increase the Company’s authorized shares of common stock. The deadline for obtaining this stockholders’ approval is May 10, 2006 and, accordingly, the date the Company is obligated to file the second registration statement is May 25, 2006. The second registration statement will be filed on Form SB-2 providing for the resale of all of the shares of the Company’s common stock issuable upon exercise of the warrants issued in connection with the notes (the “Warrant Registrable Securities”). This registration statement may not be used for the registration of any securities other than: (i) the Warrant Registrable Securities; (ii) the placement agent securities; (iii) the SDS Capital Group SPC, Ltd. securities; and (iv) the Saffron Capital Management LLC securities.
     The Company is obligated to use the Company’s best efforts to cause this registration statement to be declared effective under the Securities Act on or prior to the warrant effectiveness date, which means the earlier of: (i) the 90th day following the date this registration statement was filed with the SEC or the 120th day following such filing date if this registration statement receives a full review from the SEC; or (ii) within 3 business days of the date on which the SEC informs the Company that: (a) the SEC will not review this registration statement; or (b) the Company may request the acceleration of the effectiveness of this registration statement and the Company makes such a request. The Company is obligated to keep this registration statement continuously effective until the date that is the earlier of: (x) the date when all of the Warrant Registrable Securities registered under this registration statement have been sold; or (y) the date on which the Warrant Registrable Securities can be sold without registration under Rule 144(k), or the warrant effectiveness period.
Registration Procedures
     Under either registration statement, if at any time an additional registration statement is required because the number of shares of the Company’s common stock, combined with the actual number of shares of the Company’s common stock into which the notes are convertible and the warrants are exercisable exceeds the number of shares of registerable securities remaining under both registration statements, then the Company have 20 business days to file this additional registration statement. The Company would then have 90 days after filing to cause this additional registration statement to be declared effective by the SEC. Each of the parties have granted customary indemnification rights to the other parties to the registration rights agreement.
Liquidated Damages
     The Company is subject to the payment of liquidated damages to each holder equal to 1.5% of the holder’s initial investment in the notes for each month following the “event date” associated with each of the following events until such event is cured:
•	if the registration statements are not filed by the time periods set forth in the Registration Rights Agreement;

•	if the registration statements are not declared effective by the time periods set forth in the Registration Rights Agreement;

•	if the Company fails to file a request for acceleration promptly as provided in the Registration Rights Agreement;

•	if a registration statement is filed and declared effective by the SEC but later ceases to be effective (subject to limited black-out period exceptions);

•	if the Company breaches certain provisions of the Registration Rights Agreement which permit the Company to postpone the effectiveness of a registration statement; and

•	if trading in the Company’s common stock is suspended or if the Company’s common stock is delisted from the OTC Bulletin Board.
Accounting for Notes and Warrant Purchase Agreement
     The gross proceeds from the issuance and the Series A convertible Notes and the OID Notes was $5,750,000 which included the tendering of 50 shares of Series B convertible preferred stock at a face value of $500,000. The carrying value of the Series B convertible preferred stock was $404,000. The Series B convertible preferred stock had a market value of approximately $65,000 and the convertible notes issued had a fair value of $500,000; thus, the Company recorded a loss on redemption in February, 2006 of approximately $435,000. The loss is considered a deemed dividend and included in determining net loss attributable to common stockholders.
     In connection with the convertible Notes and OID Notes, the Company issued warrants to the Note holders to purchase approximately 56.3 million shares of the Company’s common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $7.9 million using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $3.3 million and was recorded as additional paid-in-capital.
     Additionally, the Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Notes and OID Notes into shares of the Company’s common stock at a deemed effective fair value conversion price of $0.08 per share, which on the date of issuance, was lower than the price of the Company’s common stock of $0.21 per share. The total amount of the beneficial conversion feature was approximately $3.6 million. Because the beneficial conversion feature cannot exceed the relative fair market value of the convertible Notes and OID Notes, the Company recorded a limited beneficial conversion feature of approximately $2.4 million. This amount was recorded as an additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Notes or to the date of the conversion.
     The Company recorded approximately $750,000 and $870,000 as deferred financing fees representing the amount of the original issue discount financed and prepaid transaction costs, respectively. The Company also recorded approximately $1.5 million as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Notes to the earlier of the maturity of the Notes or the date of conversion. The net cash proceeds received by the Company after deducting broker’s fees but before payment of legal and other professional fees was approximately $4.1 million.

4. Related Party Transactions
     On July 20, 2004, the Company entered into and consummated the Third Amended Letter Agreement with HFS Minorplanet Funding LLC (“HFS”) issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to the Company less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. The Managing Director of HFS currently serves as a Director on the Company’s Board of Directors. During the three and six months ended February 28, 2006 and 2005, the Company made interest payments to HFS totaling $60,000 per quarter.
5. Other Commitments and Contingencies
Product Warranty Guarantees
     The Company provides a limited warranty on all REDIview product sales, at no additional cost to the customer, that provides for replacement of defective parts for one year after the product is sold. The Company provides a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. The Company establishes an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled $203,000 at February 28, 2006.
Purchase Obligations
     The Company had purchase obligations of approximately $1.1 million primarily related to the purchase of REDIview inventory as of February 28, 2006.
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
     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Impairment loss on license right is allocated solely to the VMI segment. Goodwill impairment is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	Three Months Ended February 28, 2006
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$778	$518	$—	$1,296
Operating loss	(2,237)	(108)	—	(2,345)
Interest expense	(79)	—	—	(79)
Interest income	11	18	—	29
Depreciation and amortization	(387)	(68)	—	(455)
Net loss	(1,858)	(66)	—	(1,924)
Total assets	11,822	7,274	—	19,096

	Three Months Ended February 28, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$3,205	$1,081	$—	$4,286
Operating loss	(941)	(150)	—	(1,091)
Interest expense	80	—	—	80
Interest income	1	66	—	67
Depreciation and amortization	544	128	—	672
Net loss	(1,083)	(129)	32	(1,180)
Total assets	25,623	8,374	—	33,997
Capital expenditures	332	12	—	344

	Six Months Ended February 28, 2006
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$2,062	$1,165	$—	$3,227
Operating loss	(9,585)	(415)	—	(10,000)
Interest expense	(162)	—	—	(162)
Interest income	36	24	—	60
Depreciation and amortization	(964)	(161)	—	(1,125)
Impairment loss on license right	—	(144)	—	(144)
Goodwill impairment	(4,990)	—	—	(4,990)
Net loss	(9,295)	(349)	—	(9,644)

	Six Months Ended February 28, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$6,580	$2,230	$—	$8,810
Operating loss	(1,553)	(516)	—	(2,070)
Interest expense	162	—	—	162
Interest income	1	143	—	143
Depreciation and amortization	1,059	257	—	1,317
Net loss	(1,863)	(434)	(14)	(2,311)
Capital expenditures	648	61	—	709
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
The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion/exercise would have been antidilutive:

	Three Months		Six Months
	Ended February 28,		Ended February 28,
	2006	2005	2006	2005
Restricted stock (not vested)	270,000	525,000	270,000	525,000
Convertible note payable — HFS	649,350	689,655	649,350	689,655
Convertible notes and OID notes payable	28,750,000	—	28,750,000	—
Convertible series A preferred stock	—	2,500,000	—	2,500,000
Convertible series B preferred stock	3,870,968	—	3,870,968	—
Outstanding warrants to purchase common stock	87,991,667	1,625,000	87,991,667	1,625,000

8. Nasdaq Delisting
     On November 2, 2005, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance.
     On February 10, 2006, as a result of the Company’s request, after conferring with the Nasdaq Staff, to voluntarily accept the impending delisting of its securities, the Company’s securities were delisted from The Nasdaq Capital Market. After conferring with the Nasdaq Staff, and based upon the Company’s current business plan and forecast, the Company did not believe that it could achieve compliance with the requirements set forth in Marketplace Rule 4310(c)(2)(B) in the time frame required by the Nasdaq Stock Market to maintain the listing of its securities on the Nasdaq Stock Market.
     The Company securities are traded on the NASD OTC Bulletin Board (“OTCBB”). The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equities. In accordance with Nasdaq Marketplace Rule 6530, in order for the Company’s securities to be eligible to trade on the OTCBB, the Company’s securities must not be listed on The Nasdaq Stock Market or a registered national securities exchange in the U.S. and the Company must be subject to and current in its filings under Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     On February 15, 2006, SDS, the sole holder of the Company’s Series B Convertible Preferred Stock, provided the Company with a waiver letter irrevocably waiving its right to force the Company to redeem its Series B Preferred Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock based upon the delisting of the Company’s common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006 (the “Waiver Letter”). As per the Waiver Letter, SDS further irrevocably waived its right to demand that the Company pay any penalties to SDS pursuant to that certain Registration Rights Agreement between the Company and SDS dated September 2, 2005 based upon the delisting of the Company’s common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006.
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
     Historically, much of the Company’s revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For the Company to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation products and services.
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
     The Company’s new REDIview product line forms the basis of management’s business plan for fiscal year 2006 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for the Company. In addition, the REDIview product line allows the Company to move to a recurring revenue model for all of its current product offerings, an important and necessary change to the Company’s revenue model to achieve overall sustained revenue growth and cash flow positive operations.
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
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court set the enterprise value of the Company at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). Caren and Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case. In connection with the Company’s Chapter 11 reorganization, the Company applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value, which was recorded as goodwill. The goodwill has subsequently been impaired as noted below.
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

     As a result and in accordance with SFAS 142, the Company performed an interim test of its Goodwill at November 30, 2005 utilizing a discounted future cash flow analysis based on the Company’s new projected sales targets and the estimated impact of its cost savings. The Company determined its Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million at November 30, 2005 representing the full amount of the estimated impairment. At February 28, 2006, the carrying value of the Company’s Goodwill was $5.1 million.
VMI License Right
     In June of 2001, the Company received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s (“PLC”) VMI technology in the United States, Canada and Mexico. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among the Company and Minorplanet Limited and PLC regarding the license agreement for the VMI technology, which allowed the Company to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, the Company and PLC entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) which granted the Company the right to continue to market and sell the VMI product line to the Company’s existing VMI customers. Although the Company has ceased actively marketing and selling the VMI product, the Addendum allows the Company to fulfill VMI product orders from existing VMI customers.
     Management accounts for the VMI license right in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires management of the Company to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, the Company recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on the Company’s revised sales and cash flow forecasts. The new fair value of the VMI license right is being amortized over its expected useful life of nineteen months. At February 28, 2006, the carrying value of the license right was $0.3 million.
Results of Operations — Three Months Ended February 28, 2006 Compared to Three Months Ended February 28, 2005
     Total revenue of $1.3 million for the three months ended February 28, 2006 decreased from $4.3 million during the three months ended February 28, 2005. NSC Systems revenue decreased from $3.2 million during the three months ended February 28, 2005 to $0.8 million during the three months ended February 28, 2006. These decreases were primarily due to a reduction in active SBC network subscriber units from 29,645 at February 28, 2005 to -0- as of February 28, 2006 and a reduction in active Geologic network subscriber units from 2,995 at February 28, 2005 to –0- as of February 28, 2006. The decrease in SBC network subscriber units was anticipated as SBC has selected an alternative vendor to supply its next generation AVL product. As of December 31, 2005, SBC had deactivated all of its units. The decrease in Geologic network services subscriber units was also anticipated after the sale to Geologic as all of these units have converted to either Geologic’s network or to other carrier networks. As the revenues from the SBC Contract ends, the Company’s future revenues will be solely dependent upon sales of its REDIview product line. REDIview contributed $0.7 million to the Company’s total revenue and NSC Systems segment for the three months ended February 28, 2006. The failure of the Company to achieve its sales targets of the REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
     VMI revenue for the three months ended February 28, 2006 was $0.5 million down from $1.1 million during the three months ended February 28, 2005 primarily due to VMI customers converting to REDIview and normal expected attrition of the VMI customer base. New VMI unit sales were minimal during the three months ended February 28, 2006 and 2005 as sales and marketing focused on sales of the REDIview product line. The Company no longer actively markets the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin decreased from 54% for the three months ended February 28, 2005 to 13% for the three months ended February 28, 2006. During the three months ended February 28, 2006, profit margins on the sales of the REDIview product line were offset by the fixed costs of operating the network services center. During the three months ended February 28, 2005, higher revenues from SBC and Geologic offset these fixed costs. While fixed costs of operating the network services center remained relatively constant during both three-month periods at approximately $0.2 and $0.3 million respectively, these fixed costs as a percentage of revenue increased from 7% during the three months ended February 28, 2005 to 12% during the same period in 2006.

     Total operating expenses decreased from $3.4 million during the three months ended February 28, 2005 to $2.5 million during the same period in 2006. This reduction is primarily due to a cost-based reduction in workforce. Operating losses increased from $1.1 million during the three months ended February 28, 2005 to $2.5 million during the three months ended February 28, 2006 primarily due to the loss of revenues related to the declining SBC and Geologic network subscriber units described above partially offset by a cost-based reduction in workforce.
Results of Operations — Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005
     Total revenue of $3.2 million for the six months ended February 28, 2006 decreased from $8.8 million during the six months ended February 28, 2005. NSC Systems revenue decreased from $6.6 million during the six months ended February 28, 2005 to $2.1 million during the six months ended February 28, 2006. These decreases were primarily due to a reduction in active SBC and Geologic network subscriber units as discussed above. REDIview contributed $1.2 million to the Company’s total revenue and NSC Systems segment for the six months ended February 28, 2006. The failure of the Company to achieve its sales targets of the REDIview product line will have a material adverse effect on the Company’s business, financial condition and results of operations.
     VMI revenue for the six months ended February 28, 2006 was $1.2 million down from $2.2 million during the six months ended February 28, 2005 primarily due to VMI customers converting to REDIview and normal expected attrition of the VMI customer base. New VMI unit sales were minimal during the six months ended February 28, 2006 and 2005 as sales and marketing focused on sales of the REDIview product line. The Company no longer actively markets the VMI product; however, the Company will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin decreased from 51% for the six months ended February 28, 2005 to 19% for the six months ended February 28, 2006. During the six months ended February 28, 2006, profit margins on the sales of the REDIview product line were offset by the fixed costs of operating the network services center. During the six months ended February 28, 2005, higher revenues from SBC and Geologic offset these fixed costs. While fixed costs of operating the network services center remained relatively constant during both six-month periods at approximately $0.4 and $0.6 million respectively, these fixed costs as a percentage of revenue increased from 6% during the six months ended February 28, 2005 to 12% during the same period in 2006.
     Total operating expenses increased from $6.6 million during the six months ended February 28, 2005 to $10.6 million during the same period in 2006. The Company recorded a $0.1 million impairment loss on the VMI license right and a $5.0 million Goodwill impairment loss during the three months ended November 30, 2005 as explained above. General and administrative expenses decreased from $2.6 million during the six months ended February 28, 2005 to $2.0 million during the six months ended February 28, 2005 primarily due to a cost-based reduction in workforce. Customer service expense decreased to $0.6 million during the six months ended February 28, 2006 from $0.8 million during the same period in 2005 also primarily due to a cost-based reduction in workforce. Engineering expense decreased to $0.5 million during the six months ended February 28, 2006 from $0.6 million during the same period in 2005 also primarily due to a cost-based reduction in workforce. Operating losses increased from $2.1 million during the six months ended February 28, 2005 to $10.0 million during the six months ended February 28, 2006 primarily due to the impairment write off of goodwill and the loss of revenues related to the declining SBC and Geologic network subscriber units described above offset by a cost-based reduction in workforce.
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

Liquidity and Capital Resources
     The Company has incurred significant operating losses since inception and has limited financial resources to support itself until such time that it is able to generate positive cash flow from operations. The Company had cash and cash equivalents of $3.4 million as of February 28, 2006. Based on the Company’s revised business plan including the closing of the Company’s Note and Warrant Purchase Agreement on February 24, 2006, the Company currently believes it has sufficient capital to fund its ongoing operations until the Company becomes cash flow positive. However, future cash flows will be dependent on the Company’s ability to meet its sales and profitability goals as well as further reducing its operating cost structure as planned during fiscal year 2006.
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
     On February 24, 2006, the Company closed a Note and Warrant Purchase Agreement dated as of February 23, 2006 with certain institutional investors pursuant to which the Company sold $5.75 million of secured convertible notes including original issue discount Notes in the aggregate amount of $750,000 in a private placement transaction. The Notes are secured by substantially all of the Company’s assets. There exists no material relationship between the Company and these investors other than in respect of the Purchase Agreement. The Notes mature 24 months from issuance and are convertible at the option of the holder into the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.20 per share. The net cash proceeds to the Company was $4.1 million.

     A summary of the Company’s cash flows for the six months ended February 28, 2006 and 2005 are as follows:

	Six Months Ended
	February 28,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(1,923)	$(3,731)

Net cash (used in) provided by investing activities	500	(566)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs		4,651
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443
Proceeds from issuance of debt offering and warrants, net of offering costs	4,004
Other	(107)	(557)

Net cash provided by financing activities	4,340	4,094

Total change in cash	2,917	(203)

Cash and cash equivalents, end of period	$3,420	$1,109

     Critical success factors in the Company’s plans to achieve positive cash flow from operations include:
•	Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund the Company’s operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to further reduce the Company’s operating cost structure as planned during fiscal year 2006.

•	Ability to complete development of additional features and functionality to the REDIview product line.

•	Significant market acceptance of the Company’s product offerings from new customers, including the Company’s REDIview product line, in the United States.

•	Maintaining and expanding indirect distribution channels for the Company’s REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase the Company’s products.
     There can be no assurances that any of these success factors will be realized or maintained.
     Management currently does not expect to achieve profitability during the 2006 fiscal year since the Company will be expanding its sales channels and building a base of customers that purchase information and data services from the Company on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on the Company’s latest revised pricing and cost structures, management currently estimates that for the Company to achieve profitability, it will need to have approximately $1.0 million in monthly revenues. However, there can be no assurance that the Company will achieve its REDIview sales targets or its targeted operating cost reductions and failure to do so may have a material adverse effect on the Company’s business, financial condition and results of operations.
Contractual Obligations
     The following summarizes the Company’s significant financial commitments at February 28, 2006:

	Payments due by period
		Less than 1			More than 5
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	Years

Obligations under Note and Warrant
Purchase Agreement (a)
Principal Payments — Notes	$5,000	$1,667	$3,333	$—	$—
Principal Payments — OID Notes	750	$250	$500	—	—
Long-Term Debt (b)
Principal Payments	2,000	—	2,000	—	—
Interest Payments	340	240	100	—	—
Capital Lease Obligations	669	341	328		—
Operating Leases	1,638	318	620	600	100
Other Notes Payable	274	274	—	—	—
Purchase Obligations (c)	1,066	1,066	—	—	—
Other Liabilities (d)	453	268	129	56	—

Total	$12,190	$4,424	$7,010	$656	$100

(a)	Series A Notes and OID Notes payable to certain institutional investors pursuant to which the Company sold $5.75 million of secured convertible notes including original issue discount notes in the aggregate amount of $750,000 in a private placement transaction. The Notes are secured by substantially all of the Company’s assets. The Notes mature 24 months from issuance and are convertible at the option of the holder into the Company’s common stock, par value $0.01 per share, at a fixed conversion price of $0.20 per share.

(b)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

(c)	Primarily includes obligations to purchase REDIview inventory.

(d)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.
Nasdaq Delisting
     On November 2, 2005, the Company received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), the Company was provided 180 calendar days, or until May 1, 2006, to regain compliance.
     On February 10, 2006, as a result of the Company’s request, after conferring with the Nasdaq Staff, to voluntarily accept the impending delisting of its securities, the Company’s securities were delisted from The Nasdaq Capital Market. After conferring with the Nasdaq Staff, and based upon the Company’s current business plan and forecast, the Company did not believe that it could achieve compliance with the requirements set forth in Marketplace Rule 4310(c)(2)(B) in the time frame required by the Nasdaq Stock Market to maintain the listing of its securities on the Nasdaq Stock Market.
     The Company securities are traded on the NASD OTC Bulletin Board (“OTCBB”). The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equities. In accordance with Nasdaq Marketplace Rule 6530, in order for the Company’s securities to be eligible to trade on the OTCBB, the Company’s securities must not be listed on The Nasdaq Stock Market or a registered national securities exchange in the U.S. and the Company must be subject to and current in its filings under Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     On February 15, 2006, SDS, the sole holder of the Company’s Series B Convertible Preferred Stock, provided the Company with a waiver letter irrevocably waiving its right to force the Company to redeem its Series B Preferred Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock based upon the delisting of the Company’s common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006 (the “Waiver Letter”). As per the Waiver Letter, SDS further irrevocably waived its right to demand that the Company pay any penalties to SDS pursuant to that certain Registration Rights Agreement between the Company and SDS dated September 2, 2005 based upon the delisting of the Company’s common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006.
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
     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed as of February 28, 2006. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.
     There were no changes in the Company’s internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the second fiscal quarter ended February 28, 2006, that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 6: EXHIBITS
     (a) Exhibits — See the attached Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: April 13, 2006

By:	/s/ Dennis R. Casey

Dennis R. Casey
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Neil Read

Neil Read
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER		TITLE

2.1	-	Stock Purchase and Exchange Agreement by and between the Company, Minorplanet Systems PLC and Mackay Shields LLC, dated February 14, 2001 (14)

2.2	-	Asset Purchase Agreement by and between the Company and Aether Systems, Inc. dated March 15, 2002 (15)

2.3	-	Findings and Fact, Conclusions of Law and Order Confirming Company’s Third Amended Joint Plan of Reorganization and Approving Settlement of Company’s Amended Motion for Valuation (22)

2.4	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.5	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated October 1, 2004 (24)

2.6	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (24)

2.7	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (24)

2.8	-	Securities Purchase Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated May 31, 2005 (27)

2.9	-	Registration Rights Agreement by and between the Company and SDS Capital Group SPC, Ltd. dated September 2, 2005 (29)

2.10	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (29)

2.11	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (29)

2.12	-	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (29)

3.1	-	Amended and Restated Certificate of Incorporation of the Company (23)

3.2	-	Third Amended and Restated By-Laws of the Company (26)

4.1	-	Specimen of certificate representing Common Stock, $.01 par value, of the Company (1)

4.2	-	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on October 1, 2004 (24)

4.3	-	Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock of Remote Dynamics, Inc. filed with Secretary of State of Delaware on September 1, 2005 (29)

10.1	-	Exclusive License and Distribution Agreement by and between Minorplanet Limited, (an @Track subsidiary) and Mislex (302) Limited, dated June 21, 2001 (13)

10.2	-	Product Development Agreement, dated December 21, 1995, between HighwayMaster Corporation and IEX Corporation (2)(3)

10.3	-	Lease Agreement, dated March 20, 1998, between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. (4)

10.4	-	Agreement No. 980427 between Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation executed on January 13, 1999 (6)(7)

10.5	-	Administrative Carrier Agreement entered into between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. on March 30, 1999 (6)(7)

10.6	-	Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

10.7	-	Second Addendum to Agreement entered into between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. on February 4, 1999 (6)(7)

EXHIBIT
NUMBER		TITLE

10.8	-	Fleet-on-Track Services Agreement entered into between GTE Telecommunications Services Incorporated and HighwayMaster Corporation on May 3, 1999 (8)(9)

10.9	-	Limited Liability Company Agreement of HighwayMaster of Canada, LLC executed March 3, 2000 (10)

10.10	-	Monitoring Services Agreement dated May 25, 2000, by and between the Company and Criticom International Corporation (11) (12)

10.11	-	Agreement No. 980427-03, dated January 31, 2002 between SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and the Company (16) (17)

10.12	-	Addendum dated September 26, 2002 to Exclusive License and Distribution Agreement (18)

10.13	-	Irrevocable Waiver and Consent to Amendment to Bylaws of certain rights executed by Minorplanet Systems PLC, dated October 6, 2003 (19)

10.14	-	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as Licensor, and Minorplanet Systems USA, Limited, as Licensee, dated October 6, 2003 (19)

10.15		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (21)

10.16	-	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (25)

10.17	-	Third Amendment to Lease Agreement between the Company and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (26)

10.18	-	Employment Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.20	-	Employment Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.22	-	Restricted Stock Agreement between the Company and Dennis R. Casey dated July 2, 2004 (26)

10.24	-	Restricted Stock Agreement between the Company and J. Raymond Bilbao dated July 2, 2004 (26)

10.28	-	2004 Restated Management Incentive Plan (26)

10.29	-	Form of Note And Warrant Purchase Agreement dated as of February 23, 2006, together with the forms of all exhibits thereto (30)

14.1	-	Code of Ethics for Senior Financial Officers approved by the Board of Directors of the Company on November 7, 2003 (20)

16.1	-	Letter from Arthur Andersen to the SEC (Omitted pursuant to Item 304T of Regulation S-K)

21.1	-	Subsidiaries of Registrant (31)

31.1	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, Chief Executive Officer (Principal Executive Officer) (31)

31.2	-	Certification Pursuant to Section 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neil Read, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (31)

32.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dennis R. Casey, Chief Executive Officer (Principal Executive Officer) (31)

32.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Neil Read, Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) (31)

99.1	-	Amended and Restated Audit Committee Charter approved by Audit Committee of the Board of Directors of the Company on November 18, 2003 (20)

1.	Filed in connection with the Company’s Registration Statement on Form S-1, as amended (No. 33-91486), effective June 22, 1995.

2.	Filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended

December 31, 1995.

3.	Certain confidential portions deleted pursuant to Application for Confidential Treatment filed in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended September 30, 1998.

5.	Filed in connection with the Company’s Form 10-K fiscal year ended December 31, 1998.

6.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

7.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued June 22, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 1999.

8.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

9.	Certain confidential portions deleted pursuant to letter granting application for confidential treatment issued October 10, 1999 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1999.

10.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2000.

11.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued December 5, 2000 in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

12.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000.

13.	Filed in connection with Company’s Current Report on Form 8-K filed with SEC on June 29, 2001.

14.	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on May 11, 2001.

15.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002. Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

16.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended March 31, 2002.

17.	Certain confidential portions deleted pursuant to Order Granting Application for Confidential Treatment issued in connection with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

18.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended November 30, 2002.

19.	Filed in connection with the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2003.

20.	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

21.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended February 29, 2004.

22.	Filed in connection with Company’s Current Report on Form 8-K with SEC on June 23, 2004.

23.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2004.

24.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 4, 2004.

25.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on October 13, 2004.

26.	Filed in connection with Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

27.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on June 6, 2005.

28.	Filed in connection with the Company’s Form 10-Q Quarterly Report for the quarterly period ended May 31, 2005.

29.	Filed in connection with the Company’s Current Report on Form 8-K with SEC on September 7, 2005.

30.	Filed in connection with the Company’s Current Report on Form 8-K/A with SEC on March 1, 2005.

31.	Filed herewith.