Form 10QSB
period 2006-05-31
Remote Dynamics Inc
filed 2006-07-17
CIK 944400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006.
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of July 17, 2006

Common Stock, $.01 par value	9,533,437

REMOTE DYNAMICS, INC. AND SUBSIDIARY
Form 10-QSB
INDEX

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets (Unaudited) at May 31, 2006 and August 31, 2005	4

	Consolidated Statements of Operations (Unaudited) for the three and nine months ended May 31, 2006 and 2005	5

	Consolidated Statement of Stockholders’ Equity (Unaudited) for nine months ended May 31, 2006	6

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended May 31, 2006 and 2005	7

	Notes to Unaudited Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis or Plan of Operation	35

Item 3	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 6	Exhibits	42

Signature		43

EXHIBITS:

EX — 31.1 Certification Pursuant to Section 302
EX — 32.1 Certification Pursuant to Section 906
Certificate of Amendment to Amended/Restated Certificate of Incorporation
Restricted Stock Agreement - Neil Read
Separation Agreement - J. Raymond Bilbao
Certification Required Pursuant to Rule 13a-14(a)
Certification Required Pursuant to Rule 13a-14(b)

ITEM 1: FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	May 31,	August 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,357	$503
Accounts receivable, net of allowance for doubtful accounts of $56 and $197, respectively	356	2,695
Inventories	446	791
Deferred product costs — current portion	1,067	950
Lease receivables and other current assets	378	632

Total current assets	3,604	5,571

Property and equipment, net of accumulated depreciation and amortization of $2,342 and $1,565 respectively	2,577	3,743
Deferred product costs — non-current portion	1,063	1,007
Deferred financing fees, net	2,745	—
Goodwill	5,130	10,120
License right, net	244	580
Other intangibles, net	—	271
Lease receivables and other assets, net	347	414

Total assets	$15,710	$21,706

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$704	$1,557
Deferred product revenues — current portion	2,004	2,038
Convertible note payable, net of discount (see Note 3)	719	—
Note payable — SDS	—	1,750
Accrued expenses and other current liabilities	1,697	2,083

Total current liabilities	5,124	7,428

Deferred product revenues — non-current portion	1,897	2,112
Note payable — HFS	2,000	2,000
Other notes payable	150	423
Other non-current liabilities	176	300

Total liabilities	9,347	12,263

Redeemable Preferred Stock — Series A (8% cumulative, $1,000 stated value, 2,000,000 shares authorized, 5,000 shares issued and outstanding at August 31, 2005	—	3,542
Redeemable Preferred Stock — Series B (8% cumulative, $10,000 stated value, 2,000,000 shares authorized, 600 shares issued and outstanding at May 31, 2006 (redeemable in liquidation at an aggregate of $7,280,000)	4,850	—

Stockholders’ equity:
Common stock, $0.01 par value, 230,000,0000 shares authorized, 10,463,385 shares issued and 9,533,437 outstanding at May 31, 2006; 50,000,0000 shares authorized, 8,255,885 shares issued and 7,325,937 outstanding at August 31, 2005	105	83
Treasury stock, 929,948 shares, at cost	(1,860)	(1,860)
Additional paid-in capital	34,796	24,250
Accumulated deficit	(31,528)	(16,572)

Total stockholders’ equity	1,513	5,901

Total liabilities, redeemable preferred stock and stockholders’ equity	$15,710	$21,706

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Revenues:
Product	$36	$261	$156	$784
Ratable product	687	553	1,946	2,014
Service	616	3,430	2,463	10,256

Total revenues	1,339	4,244	4,565	13,054

Cost of revenues:
Product	47	294	237	652
Ratable product	345	317	981	939
Service	599	1,465	2,360	4,764

Total cost of revenues	991	2,076	3,578	6,355

Gross profit	348	2,168	987	6,699

Expenses:
General and administrative	907	1,268	2,944	3,901
Sales and marketing	303	968	1,549	2,175
Customer service	134	359	717	1,166
Engineering	142	305	655	940
Depreciation and amortization	337	693	1,462	2,009
Impairment loss on license right	—	—	144	—
Goodwill impairment	—	—	4,990	—

	1,823	3,593	12,461	10,191

Operating loss	(1,475)	(1,425)	(11,474)	(3,492)

Interest income	29	61	88	204
Interest expense	(1,185)	(88)	(1,347)	(251)
Gain on sale of patents	—	—	500	—
Other expense	(93)	(48)	(135)	(258)

Loss before reorganization items	(2,724)	(1,500)	(12,368)	(3,797)
Reorganization items	—	(8)	—	(22)

Net loss	(2,724)	(1,508)	(12,368)	(3,819)

Preferred stock dividends	(120)	(101)	(380)	(267)
Loss on redemption of preferred stock	—	—	(2,643)	—
Repricing of warrants	—	—	(69)	—

Net loss attributable to common shareholders	$(2,844)	$(1,609)	$(15,460)	$(4,086)

Basic and diluted loss per common share:
Net loss per share	$(0.31)	$(0.24)	$(1.94)	$(0.64)

Weighted average number of common shares outstanding:
Basic and diluted	9,221	6,596	7,975	6,398

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Stockholders’ equity at August 31, 2005	8,255,885	$83	$24,250	929,948	$(1,860)	$(16,572)	$5,901
Issuance of warrants in connection with Series B preferred stock offering			975				975
Issuance of warrants in connection with debt offering			4,846				4,846
Beneficial conversion feature of convertible notes			2,421				2,421
Exchange of note payable to SDS for warrants			1,750				1,750
Exercise of warrants	1,125,000	11	326				337
Issuance of common stock to placement agent for debt offering	1,262,500	13	278				291
Issuance of restricted stock	40,000		—				—
Forfeiture of restricted stock	(220,000)	(2)	2				—
Vesting of restricted stock			44				44
Series B preferred stock dividends						(380)	(380)
Loss on redemption of preferred stock			(96)			(2,208)	(2,304)
Net loss						(12,368)	(12,368)

Stockholders’ equity at May 31, 2006	10,463,385	$105	$34,796	929,948	$(1,860)	$(31,528)	$1,513

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (PART 1 OF 2)
(in thousands)

	Nine Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,368)	$(3,819)
Adjustments to reconcile net loss to cash used in operating activities:
Reorganization expense	—	22
Depreciation and amortization of property and equipment	998	1,079
Amortization of license rights and other intangibles	463	930
Amortization of deferred financing fees	392	—
Amortization of debt discount	303	—
Amortization of beneficial conversion feature	416	—
Amortization of deferred service revenues	(15)	(39)
Impairment loss on license right	144	—
Goodwill impairment	4,990	—
Provision for bad debts	29	201
Loss on assets retired or sold	121	179
Vesting of restricted stock	44	—
Non-cash expense on repricing of warrants	—	85
Gain on sale of patents	(500)	—
Changes in operating assets and liabilities:
Decrease in restricted cash	—	439
Decrease (increase) in accounts receivable	2,298	(271)
Decrease in inventories	345	16
(Increase) decrease in deferred product costs	(173)	423
Decrease in lease receivables and other assets	400	705
Decrease in accounts payable	(853)	(541)
Decrease in deferred product revenues	(249)	(1,475)
(Decrease) increase in accrued expenses and other liabilities	(607)	929

Net cash used in operating activities before reorganization items	(3,822)	(1,137)

Reorganization items:
Reorganization expense	—	(22)
Decrease increase in restructuring accruals	—	(2,954)

Net cash used in operating activities	(3,822)	(4,113)

Cash flows from investing activities:
Additions to property and equipment	(62)	(735)
Proceeds from sale of patents	500	—
Proceeds from sale of assets	212	—

Net cash (used in) provided by investing activities	650	(735)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	—	4,651
Proceeds from issuance of note payable to SDS	—	1,750
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443	—
Interest paid on bridge note	36	—
Proceeds from issuance of debt offering and warrants, net of offering costs	4,004	—
Proceeds from exercise of warrants	337	—
Dividends paid on preferred stock	—	(267)
Payments on capital leases and other note payables	(794)	(625)

Net cash provided by financing activities	4,026	5,509

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (PART 2 OF 2)
(in thousands)

	Nine Months Ended May 31,
	2006	2005
Increase in cash and cash equivalents	854	661
Cash and cash equivalents, beginning of period	503	1,312

Cash and cash equivalents, end of period	$1,357	$1,973

Supplemental cash flow information:
Interest paid	$217	$244

Non-cash investing and financing activities:
Discharge of debt and exchange of common stock under the plan of reorganization	$—	$1,311

Exchange of bridge note into warrants	$1,750	$—

Financing of Series A original issued discount	$750	$—

Issuance of common stock to placement agent for debt offering	$291	$—

Purchases of assets through capital leases and other note payables	$253	$489

Beneficial conversion feature of convertible notes	$2,421	$—

Issuance of warrants in connection with debt offering	$3,329	$—

Issuance of warrants in connection with debt offering recorded as deferred financing fees	$1,517	$—

Preferred stock dividends accrued	$380	$—

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. Business Overview, Reorganization and Going Concern
Business Overview
     We were originally incorporated on February 3, 1994. Our charter was most recently amended on May 26, 2006; and the text of this amendment is set forth as Exhibit 3.1.2 to this Form 10-QSB. We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. Our state of the art fleet management solution contributes to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver significant savings to the bottom line.
     Historically, much of our revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For us to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with next generation products and services.
     We commercially introduced our next generation AVL product, REDIview, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace. Anticipated marketplace needs include: 1) ability for the AVL mobile device to function as a communications hub for personal computers and handheld devices, 2) ability for the AVL mobile device to communicate with WiFi hotspots, 3) ability for the AVL mobile device to integrate with a variety of in-vehicle sensors, and 4) ability to integrate the AVL information into existing customer legacy applications.
     Our new REDIview product line forms the basis of our business plan for fiscal year 2006 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for us. In addition, the REDIview product line allows us to move to a recurring revenue model for all of its current product offerings, an important and necessary change to our revenue model to achieve overall sustained revenue growth and cash flow positive operations.
     Based on our failure to achieve forecasted sales targets for the three months ended November 30, 2005, we began analyzing and revising our current and long-term business plan with the goal of optimizing our sales and marketing strategy in order to maximize revenues and further reduce operating costs. As a result, in late December 2005, we materially modified our existing business plan. In implementing the new business plan, we completed a significant cost and operational-based restructuring, rightsizing the workforce at all levels, including the senior management level, and ceased development efforts to launch two new product lines during 2006, instead focusing on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we significantly reduced projected sales targets and associated cash flows from the previous business plan which included multiple product offerings.
Voluntary Bankruptcy Filing and Reorganization
     On February 2, 2004, (the “Commencement Date”), we and two of our wholly-owned subsidiaries, Caren (292) Limited (“Caren”) and Minorplanet Systems USA Limited (“Minorplanet Limited”), (we, Caren and Minorplanet Limited shall hereinafter collectively be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division (the “Bankruptcy Court”), in order to facilitate the restructuring of our debt, trade liabilities, and other obligations. During the bankruptcy, the Debtors remained in possession of their assets and operated as “debtors-in- possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of

Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.
     On June 29, 2004, the Bankruptcy Court entered an order confirming the Debtors’ Third Amended Joint Plan of Reorganization, as Modified (the “Plan”). The Bankruptcy Court set the enterprise value of us at $25.3 million for purposes of distributions of new common stock under the Plan. The effective date of the Plan was set by the Debtors pursuant to the Plan as Friday, July 2, 2004 (the “Effective Date”). Caren and Minorplanet Limited, as a matter of law, were merged with and into the Company, ceasing to exist as separate entities as of the Effective Date. The Plan was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing the Company’s case. In connection with our Chapter 11 reorganization, we applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value, which was recorded as goodwill. The goodwill has subsequently been impaired (see Note 2).
Going Concern
     Historically, much of our revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through its Vehicle Management Information™ (“VMI”) product line, and to SBC. Revenues from the long-haul trucking industry and SBC have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For us to sustain ongoing business operations and ultimately achieve profitability, it must substantially increase its sales and penetration into the marketplace with competitive products and services. We believe that the potential market opportunity for automatic vehicle location products in the United States, such as its GPRS-based REDIview product, is significant and that we will be well positioned with our telematics product lines and proven operations support to take advantage of the significant market potential.
     However, we currently do not expect to achieve profitability during the 2006 fiscal year since we will be expanding our sales force and building a base of customers that purchase information and data services on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on our latest revised pricing structure and cost-based reduction in workforce, we currently estimate that to achieve profitability, we will need to have approximately $1.0 million in monthly revenues. However, there can be no assurances that we will achieve our REDIview sales targets and failure to do so may have a material adverse effect upon our business, financial condition and results of operations.
     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	The ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Significant market acceptance of the REDIview product line from new customers in the United States.

•	Maintaining and expanding the direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified sales personnel, and we must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Maintaining and expanding indirect distribution channels for the REDIview product line.

•	Securing and maintaining adequate third party leasing sources for customers who purchase our products.
     There can be no assurances that any of these success factors will be realized or maintained.
     On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock “), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement, dated October 1, 2004, by and between us and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
     On May 31, 2005, we consummated a bridge loan and security agreement with SDS in which we issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by our assets, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of our stockholders. Our stockholders approved the exchange of the Bridge Note into the Bridge Warrants at the August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
     On September 2, 2005, we closed the sale of $6.5 million of Series B preferred stock and common stock warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 and returned to us all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received was approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to us had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from the financing transaction to fund our business plan. We are obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS Capital Group SPC Ltd. (“SDS”), the sole holder of our Series B convertible preferred stock, from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500 (the “Warrant Exercise”). The closing stock price at the date of re-pricing was $0.47 resulting in a loss of approximately $69,000 to common stockholders. The loss is considered a deemed dividend included in determining net loss attributable to common stockholders.
     On December 23, 2005, we consummated the sale and assignment of certain of its patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $500,000 (the “Patent Sale”) resulting in a gain of $500,000.
     On February 24, 2006, we closed a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with certain institutional investors pursuant to which we sold $5.75 million of secured convertible notes (individually, a “Note” and, collectively, the “Notes”) including original issue discount Notes in the aggregate amount of $750,000 in a private placement transaction. The Notes are secured by substantially all of our assets. There exists no material relationship between us and these investors other than in respect of the Purchase Agreement. The Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share.
     Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, we must pay an amount to the holder of the Note equal to 1/18th of the original principal payment of the Note; provided, that if on any principal payment date the outstanding principal amount of the Note is less than such principal installment amount, then we must pay to the holder of the Note the lesser amount. We may make such principal installment amounts in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.
     Pursuant to the Purchase Agreement, we also issued Series D-1 Warrants to the Note holders callable only by us, requiring the Note holders to purchase up to 17.5 million additional shares of common stock in the aggregate upon the satisfaction of certain conditions specified in such Notes. The Series D-1 Warrants are callable by us at the lesser of $0.35 per share or 90% of the daily volume average weighted price for the 5 trading days prior to the call. If called at $0.35 per share, we would receive up to an additional $6.1 million in cash proceeds.
     Further, pursuant to this agreement, the Note holders and placement agents also received 83.6 million common stock purchase warrants which are further discussed in Note 3.
     Upon the closing on February 23, 2006 of the issuance of the Notes, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by our sole Series B preferred convertible stockholder).

     We currently believe that with the receipt of the proceeds from the Purchase Agreement, the expected achievement of REDIview sales targets as forecasted in the revised business plan, and additional savings from operating cost reductions being implemented during fiscal year 2006, we have sufficient capital to fund our ongoing operations through the remainder of our fiscal year. Our existing cash resources and projections for increased revenues for the remainder of calendar year 2006 may not provide sufficient cash resources to finance operations and expected capital expenditures for the next twelve months. It is likely that we will need to seek additional debt or equity financing to fund operations for the next year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through the end of calendar year 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of the Note and Warrant Purchase Agreement dated as of February 23, 2006 by and among us and certain accredited investors and under the terms of certain instruments ancillary to this agreement. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation
     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended August 31, 2005. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year. Certain 2005 amounts have been reclassified to conform to 2006 presentation.
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
Revenue Recognition
     We recognize revenue when earned in accordance with the applicable accounting literature including: EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables”, Statement of Position 97-2, “Software Revenue Recognition”, and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Revenue is recognized when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable and collectibility is reasonably assured.
     Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred. All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Condensed Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Condensed Consolidated Balance Sheets under the captions “Deferred product revenues — current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance. Sales arrangements recognized upon initial delivery and acceptance relate primarily to products delivered under the service vehicle contract with SBC.
     Service revenue generally commences upon product installation and customer acceptance and is billed and recognized during the period such services are provided.
     We provide lease financing to certain customers of our REDIview and VMI products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under our revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.
VMI License Right
     In June of 2001, we received a 99-year exclusive license right to market, sell and operate Minorplanet Systems PLC’s (“PLC”) VMI technology in the United States, Canada and Mexico. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement (the “Agreement”) by and among us and Minorplanet Limited and PLC regarding the license agreement for the VMI technology, which allowed us to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, we entered into an Addendum to Compromise and Settlement Agreement (the “Addendum”) with PLC which granted us the right to continue to market and sell the VMI product line to our existing VMI customers. Although we have ceased actively marketing and selling the VMI product, the Addendum allows us to fulfill VMI product orders from existing VMI customers.
     We account for the VMI license right in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, we used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, we recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on our revised sales and cash flow forecasts. The new fair value of the VMI license right at November 30, 2005 is being amortized over its expected useful life of nineteen months. At May 31, 2006, the carrying value of the license right was approximately $0.2 million.
Goodwill and Other Intangibles
     We test our Goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.
     Based our failure to achieve its forecasted sales targets for the three months ended November 30, 2005, we began analyzing and revising our current and long-term business plans, materially modifying our existing business plan in late December 2005 as described above in Note 1 “Business Overview”. Our new business plan significantly reduces our projected sales forecasts and operational costs from the former plan.
     As a result, and in accordance with SFAS 142, we performed an interim test of our Goodwill at November 30, 2005 utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our cost saving measures. We determined that Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million at November 30, 2005 representing the full amount of the estimated impairment. At May 31, 2006, the carrying value of the Goodwill was $5.1 million. There can be no assurances that we will achieve our REDIview sales targets and targeted cost reductions and our failure to do so may have a material adverse effect upon our Goodwill.
Restricted Stock

     On July 2, 2004, in accordance with the plan of reorganization, we adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of May 31, 2006, 170,000 shares of restricted stock had been issued to certain members of the senior management. These grants vest based on the achievement of specific corporate performance targets over a three-year period and are subject to forfeiture if such performance targets are not achieved. These restricted shares will be accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. We recorded approximately $-0- and $44,000, respectively, of compensation expense associated with these restricted shares during the three and nine-month periods ended May 31, 2006. Prior to the adoption of SFAS 123(R), “Share Based Payment”, we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), we reclassified the balance in deferred compensation to additional-paid-in-capital on our balance sheet.
Business Concentrations
     Revenues from sales of REDIview products and services accounted for approximately 60% and 43% of our total revenues during the three and nine months ended May 31, 2006. During the three and nine months ended May 31, 2006, SBC accounted for approximately 0% and 19%, respectively, of total revenues. The SBC contract expired effective December 31, 2005. During the three and nine months ended May 31, 2005, SBC and Geologic Solutions, Inc. (“Geologic”) accounted for approximately 75% and 76%, respectively, of total revenues. Geologic terminated its contract with us effective August 31, 2005.
Stock-Based Compensation
     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which is effective for reporting periods beginning after June 15, 2005. FAS 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. FAS 123R may require us to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow. We adopted FAS 123R as of September 1, 2005 and applied the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. We extinguished our prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date. As discussed above, we have issued restricted stock to certain members of senior management. Compensation expense totaling $44,000 has been recorded during the nine months ended May 31, 2006 related to the vesting of restricted shares.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior period’s financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this standard will have no material impact on our consolidated financial statements.
     In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on our consolidated financial position or results of operations.
3. Securities Purchase Agreements
     On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock (“Series A convertible preferred stock “), with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds received by us were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd (“SDS”) pursuant to that certain Securities Purchase Agreement , dated October 1, 2004, by and between us and SDS. The Series A Preferred Stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.
     On May 31, 2005, we consummated a bridge loan and security agreement with SDS in which we issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by our assets, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of our stockholders. Our stockholders approved the exchange of the Bridge Note into the Bridge Warrants at our August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
     On September 2, 2005, we closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid $750,000 and returned to us all of the outstanding Series A convertible preferred stock which was held by SDS. Net cash proceeds received by us were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to us had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from the financing transaction to fund our business plan. We are obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     The terms of the Series B convertible preferred stock are set forth in the Certificate of Designation, Preferences and Rights, the most significant of which are as follows:
     Ranking. The Series B convertible preferred stock ranks senior to our common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the company.
     Dividends. Dividends accrue from the date of issuance of the Series B convertible preferred stock through August 31, 2008, and will be cumulative from such date. Holders of shares of Series B convertible preferred stock will be entitled to receive cumulative dividends in an amount equal to 8% per year until September 1, 2006 and 3% per year thereafter, payable at the election of the holder of our Series B convertible preferred stock in cash or additional shares of Series B convertible preferred stock.
     Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of our common stock at a conversion price of $1.55 per share of common stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of our common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series B convertible preferred stock has the right to receive upon conversion, in lieu of common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of common stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the Series B preferred shares before the change of control). We have to provide 10 days written notice to the holders of its Series B convertible preferred stock before we may effect any change of control. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of our outstanding shares of common stock.

     Redemption by Holder. The holders of shares of Series B convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 115% of face value (150% of the face value if the redemption event is a change of control event discussed below), plus accrued but unpaid dividends in the following events:
•	Our common stock is suspended from trading or is not listed for trading on at least one of, the New York Stock Exchange, the American Stock Exchange, The Nasdaq National Market or The Nasdaq SmallCap Market for an aggregate of 10 or more trading days in any twelve-month period;

•	The initial registration statement required to be filed by us pursuant to the registration rights agreement has not been declared effective by April 30, 2006 or such registration statement, after being declared effective, cannot be utilized by the holders of Series B convertible preferred stock for the resale of all of their registerable securities for an aggregate of more than 15 days in the aggregate;

•	We fail to remove any restrictive legend on any certificate or any shares of common stock issued to the holders of Series B convertible preferred stock upon conversion of the Series B convertible preferred stock as and when required and such failure continues uncured for five business days;

•	We provide written notice (or otherwise indicate) to any holder of Series B convertible preferred stock, or state by way of public announcement distributed via a press release, at any time, of our intention not to issue, or otherwise refuse to issue, shares of common stock to any holder of Series B convertible preferred stock upon conversion in accordance with the terms of the certificate of designation for our Series B convertible preferred stock;

•	We or any of our subsidiaries make an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for us or for a substantial part of our property or business;

•	Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings for the relief of debtors shall be instituted by or against us or any of our subsidiaries which shall not be dismissed within 60 days of their initiation; or

•	We:
•	Sell, convey or dispose of all or substantially all of our assets;

•	Merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of our voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of our board of directors comprising fifty percent (50%) or less of the members of our board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	Either (i) fail to pay, when due, or within any applicable grace period, any payment with respect to any indebtedness in excess of $250,000 due to any third party, other than payments contested by us in good faith, or (ii) suffer to exist any other default under any agreement binding us which default or event of default would or is likely to have a material adverse effect on our business, operations, properties, prospects or financial condition;

•	Have fifty percent (50%) or more of the voting power of our capital stock owned beneficially by one person, entity or “group”;

•	Experience any other change of control not otherwise addressed above; or

•	Otherwise breach any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after we have been notified thereof in writing by the holder.
     For purposes of the Series B convertible preferred stock, a change of control means any sale, transfer or other disposition of all or substantially all of our assets, the adoption of a liquidation plan, any merger or consolidation where we are not the surviving entity with our capital stock unchanged, any share exchange where all of our shares are converted into other securities or property, any sale or issuance by us granting a person the right to acquire 50% or more of our outstanding common stock, any reclassification of our common stock, and the first day on which the current member of our board of directors cease to represent at least a majority of the members of our board of directors then serving.
     Redemption by us. If, at any time after September 2, 2006 and before September 2, 2009, during a period of at least twenty (20) consecutive trading days (a) the closing trading price of our common stock is at least 200% of the conversion price then in effect and (b) the trading volume and trading price of our common stock result in a product of at least $350,000 on each trading day, then we shall have the right to redeem all shares of Series B convertible preferred stock then outstanding at price per share equal to 200% of the sum of the face amount of such share plus all accrued and unpaid dividends thereon through the closing date of such redemption.
     Restricted Actions. So long as any shares of Series B convertible preferred stock are outstanding, we are not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series B convertible preferred stock:
•	Alter or change the rights, preferences or privileges of the Series B convertible preferred stock, or increase the authorized number of shares of Series B convertible preferred stock;

•	Amend our certificate of incorporation or bylaws;

•	Issue any shares of Series B convertible preferred stock other than pursuant to the Securities Purchase Agreement with the selling stockholder;

•	Redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

•	Increase the par value of our common stock;

•	Sell all or substantially all of our assets or stock, or consolidate or merge with another entity;

•	Enter into or permit to occur any change of control transaction;

•	Sell, transfer or encumber technology, other than licenses granted in the ordinary course of business;

•	Liquidate, dissolve, recapitalize or reorganize;

•	Authorize, reserve, or issue common stock with respect to any plan or agreement that provides for the issuance of equity securities to our employees, officers, directors or consultants in excess of 250,000 shares of common stock;

•	Change our principal business;

•	Issue shares of our common stock, other than as contemplated by the certificate of designation or by the warrants issued to the selling stockholder;

•	Increase the number of members of our board of directors to more than 7 members, or, if no Series B convertible preferred stock director has been elected, increase the number of members of our board of directors to more than 6 members;

•	Alter or change the rights, preferences or privileges of any of our capital stock so as to affect adversely the Series B convertible preferred stock;

•	Create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

•	Except for the issuance of debt securities to, or incurrence of indebtedness from, a recognized financial institution in an aggregate amount not exceeding $5,000,000 and which, in the case of debt securities, are not convertible securities, issue any debt securities or incur any indebtedness that would have any preferences over the Series B convertible preferred stock upon our liquidation, or redeem, repurchase, prepay or otherwise acquire any of our outstanding debt securities or indebtedness, except as expressly required by the terms of such securities or indebtedness;

•	Make any dilutive issuance;

•	Enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

•	Cause or authorize any of our subsidiaries to engage in any of the foregoing actions.
     Voting Rights. Except as otherwise provided in the certificate of designation and as otherwise required by the Delaware General Corporation Law, each holder of Series B convertible preferred stock has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. This voting right is subject to the limitation that in no event may a holder of shares of Series B convertible preferred stock (or warrants discussed below) have the right to convert shares of Series B convertible preferred stock into shares of our common stock or to dispose of any shares of Series B convertible preferred stock to the extent that such right to effect such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of our outstanding shares of common stock. The holders of a majority of the Series B convertible preferred stock also have the right to appoint one representative to our board of directors and are entitled to designate one observer to the meetings of our board of directors and committees.
     Warrants Issued to Selling Stockholder. In connection with the issuance of shares of Series B convertible preferred stock to SDS, we also issued to SDS three warrants to purchase shares of our common stock.
     With respect to the first warrant, the holder has the right to purchase up to 1,666,667 shares of our common stock at an exercise price equal to $0.01 per share. The first warrant may be exercised at any time until September 2, 2010.
     With respect to the second warrant, the holder has the right to purchase up to 700,000 shares of our common stock at an exercise price equal to $1.75 per share. The second warrant may be exercised at any time until September 2, 2010. The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events).
     With respect to the third warrant, the holder has the right to purchase up to 2,000,000 shares of our common stock at an exercise price equal to $1.75 per share. The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010. The remaining terms of the third warrant are identical to the first warrant except (i) the third warrant contains a provision which requires us to obtain the consent of the holder of the third warrant prior to any issuing any of our securities in a dilutive issuance and (ii) cashless exercise of the third warrant is not available until September 2, 2006. All three warrants contain a provision that prevents any holder from exercising the warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 9.99% of our outstanding shares of common stock.
     In addition to the warrants discussed above, SDS also holds two warrants for a total of 2,366,667 common shares which were issued in October 2004 and which are described more fully in the “Description of Capital Stock” section of our registration statement on Form S-3, filed by us with the Commission on November 24, 2004.
     Registration Rights Agreement. In connection with the issuance of Series B convertible preferred stock and warrants to SDS, we entered into a registration rights agreement, dated September 2, 2005, with SDS, whereby we granted certain registration rights to SDS. On or prior to October 2, 2005, we were obligated to file a registration statement on Form S-3 covering 10,000,000 shares of common stock that SDS may acquire upon conversion of the Series B convertible preferred stock or upon exercise of the warrants. SDS and we subsequently amended the Registration Rights Agreement to extend the date by which we were obligated to file a registration statement on Form S-3 from October 2, 2005 to February 28, 2006. As per the amended registration rights agreement, we could face a liquidated damages claim by SDS if (i) the initial registration statement is not declared effective by the SEC on or prior to April 30, 2006, (ii) after the effectiveness of the registration statement, sales of common stock cannot be made by SDS due to a stop order by the SEC or our need to update the registration statement, or (iii) our common stock is not listed on Nasdaq, the New York Stock Exchange or the American Stock Market. The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equal 1.5% for each 30 days thereafter of non-compliance. In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events. SDS subsequently waived prior penalties and agreed to allow the registration of such shares to occur with the registration statement on Form SB-2 registering shares of the Series A convertible Notes described below. We registered 4,062,500 shares on Form SB-2 filed April 10, 2006 that went effective April 29, 2006. We intend to register the remaining shares which we are obligated to register under the registration rights agreement upon a new SB-2 filing registering the warrant shares in connection with the “Note and Warrant Purchase Agreement” below.

     SDS also has the right to piggy-back on to the registration statements filed by us registering shares of our common stock (other than Form S-8 and Form S-4 registration statements filed by us), subject to share cut-backs by the underwriters (if an underwritten public offering), provided that at least 25% of the shares requested for inclusion in the registration statement by SDS must be included in such underwritten public offering.
Accounting for Sale of Series B Convertible Redeemable Preferred Stock and Exchange of Note Payable for Warrants
     The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6,500,000. The proceeds were used to redeem 5,000 shares of Series A convertible preferred stock at a face value of $5,000,000. The premium paid upon redemption was $750,000. The carrying value on the Series A convertible preferred stock was $3,542,000; thus, we recorded a loss on redemption in September, 2005 of approximately $2,208,000. The loss is considered a deemed dividend and is reported after net loss and before net loss attributable to common stockholders.
     Approximately $975,000 of the net proceeds were allocated to the associated third warrant based on its relative fair value as computed using the Black-Scholes pricing model; thus, the Series B convertible preferred stock has a carrying value of $5,254,000. The net cash proceeds received by us after redemption of the Series A convertible preferred stock and payment of expenses and interest on the note payable described below was $443,000. As discussed above, the holders of the Series B convertible preferred stock have the right to require us to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside our control. Thus, the Series B convertible preferred stock is carried outside of permanent equity in the mezzanine section of our balance sheet.
Note and Warrant Purchase Agreement — Summary of Terms
     On February 24, 2006, we closed the sale of $5.75 million of secured convertible notes, including original issue discount notes in the aggregate amount of $750,000, in a private placement transaction with several accredited institutional investors. Midtown Partners & Co., LLC acted as the placement agent for this offering. Pursuant to this offering, we also issued warrants to purchase an aggregate of up to 83.6 million shares of our common stock. Upon the closing of the offering, we received proceeds of approximately $4.1 million in cash (after deducting the brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares of Series B preferred convertible stock with an aggregate face value of $500,000 by our sole Series B preferred convertible stockholder).
The Note and Warrant Purchase Agreement
     On February 24, 2006, we closed a Note and Warrant Purchase Agreement dated February 23, 2006 (the “Purchase Agreement”) with several institutional investors as purchasers. Each of these purchasers was an “accredited investor” under the SEC rules.
     Under the terms of the Purchase Agreement, the purchasers have purchased from us:
•	Series A Senior Secured Convertible Promissory Notes in the aggregate principal amount of $5,000,000, convertible into shares of our common stock (the “Series A Notes”); and

•	Original Issue Discount Senior Secured Convertible Promissory Notes in the aggregate principal amount of $750,000, convertible into shares of our common stock (the “OID Notes”). Unless otherwise specified, the Series A Notes and the OID Notes are collectively referred to as the “Notes”).
     In addition, pursuant to the Purchase Agreement, the following warrants to purchase shares of our common stock were issued to each purchaser on February 24, 2006:
•	Series A-7 warrants to purchase shares of our common stock equal to 75% of the number of shares of our common stock issuable upon conversion of such purchaser’s Series A Note (approximately 18.8 million shares in the aggregate) at an exercise price per share equal to $0.40 with a term of 7 years following the closing date;

•	Series A-7 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an exercise price per share equal to $0.40 with a term of 5 years following the closing date;

•	Series B-4 warrants to purchase shares of our common stock equal to 50% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of the note (approximately 12.5 million shares in the aggregate) at an exercise price per share equal to $0.90 with a term of 4 years following the effective date of the registration statement providing for the resale of the conversion shares and the share of our common stock issuable upon exercise of the warrants;

•	Series B-4 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an exercise price per share equal to $0.90 with a term of 5 years following the closing date;

•	Series C-3 warrants to purchase a number of shares of our common stock equal to 100% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of this note (approximately 25.0 million shares in the aggregate) at an exercise price per share equal to $0.21 with a term of 3 years following the closing date;

•	Series C-3 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series C-3 warrants issued (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.21 with a term of 5 years following the closing date;

•	Series D-1 warrants (callable only at our option) to purchase a number of our shares of common stock equal to 70% of the number of conversion shares issuable upon conversion of such purchaser’s Series A Note (approximately 17.5 million shares in the aggregate) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in this warrant;

•	Series D-1warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series D-1 warrants issued (approximately 1.8 million shares in the aggregate) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in this warrant;

•	10% Placement Agent Warrant issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of shares of common stock issuable to the note holders upon conversion of theirs notes (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.20 with a term of 5 years following the closing.
     The issuance and purchase of the notes and warrants was effected in accordance with and in reliance upon the exemption from securities registration afforded by Regulation D promulgated under the Securities Act of 1933, and upon such other exemption from the registration requirements of this statute as may be available with respect to the investments made pursuant to the Purchase Agreement.
     A portion of the purchase price in the amount of $500,000 received under the Purchase Agreement was delivered by SDS Capital Group SPC, Ltd. by exchanging 50 shares of our Series B convertible preferred stock held by this entity with an aggregate face value of $500,000.
Certain Covenants
     Under the terms of the Purchase Agreement, our most significant obligations include that we will:
•	Cause our common stock to continue to be registered under the Securities Exchange Act of 1934, continue the listing or trading of our common stock on the OTC Bulletin Board and to take all actions required to allow the purchasers to effect resales under Rule 144;

•	(If we stop filing our periodic reports with the Securities and Exchange Commission) furnish annual and quarterly reports to the purchasers as long as they own or are obligated to purchase these securities;

•	Use the net proceeds from the sale of the securities for working capital and general corporate purposes;

•	Not provide any purchaser with any material non-public information;

•	Acknowledge that the securities, under certain circumstances, may be pledged by the purchasers;

•	Not declare or pay dividends or distributions on our common stock as long as any notes or warrants remain outstanding;

•	As long as any notes or warrants remain outstanding, have authorized and reserved for issuance 120% of the aggregate number of shares of our common stock needed for the issuance of the conversion shares and the warrant shares;

•	Issue irrevocable instructions to our transfer agent to issue certificates for the conversion shares and the warrant shares with a restrictive legend regarding the fact that such shares are not registered and are restricted securities;

•	Not sell or dispose of any of our business assets without the prior written consent of the holders of a majority of the principal amounts of the notes outstanding;

•	Agree that any business assets we acquire in the future will become part of the collateral securing our obligations under the notes;

•	Maintain a directors and officers liability insurance policy with coverage equal to or greater than $3,000,000; and

•	With regard to subsequent financings that, for a period of 1 year following the closing date; notify the purchasers in writing of the terms and conditions of any proposed offer or sale to any third party of any of our common stock or securities convertible into our common stock, which notice will provide each purchaser an option, during the 10 trading days after the notice, to inform us whether the purchaser will purchase up to its “pro rata” shares of all of the securities being offered in this subsequent financing.

•	In this context “pro rata” means the percentage obtained by dividing:
•	The principal amount of the notes purchased by the purchaser on the closing date, by

•	The total principal amount of all the notes purchased by all of the purchasers on the closing date with regard to “permitted financings” that such permitted financings, as defined below will not be considered a subsequent financing for these purposes; permitted financings include:
▪	Securities issued other than for cash in connection with a merger or acquisition;

▪	Securities issued prior to the closing date or issued pursuant to the conversion of the notes;

▪	Our common stock issued pursuant to the warrants;

▪	Securities issued in connection with strategic licensing or partnering agreements;

▪	Our common stock issued pursuant to our stock option plans or our employee stock purchase plans;

▪	Any warrants issued to the placement agent for the offering;

▪	Our common stock issued in connection with consulting or advisory services;

▪	The payment of any principal in shares of our common stock pursuant to the notes;

▪	As long as the notes remain outstanding, allow the purchasers to exchange their notes for any securities issued in a subsequent financing if such securities are on terms more favorable than the terms governing the notes.
     Pursuant to the terms of the Purchase Agreement, we have agreed to indemnify the purchasers and certain of their related parties against all losses resulting from any inaccuracy in or breach of our representations, warranties or agreements made in the Purchase Agreement. The purchasers, severally but not jointly, have agreed to indemnify us and certain of our related parties against all losses resulting from any inaccuracy in or breach of the representations, warranties and agreements of the purchaser made in the Purchase Agreement. The maximum aggregate liability of each purchaser for such indemnification is limited to the portion of the total purchase price paid by the purchaser under the Purchase Agreement. The Purchase Agreement and each of the notes, warrants and other documents contemplated thereby are governed by New York law.

Material Terms of the Senior Secured Convertible Notes
     We issued these notes pursuant to the Purchase Agreement, in which we issued, as maker, the notes on February 24, 2006, the issuance date, in the principal amount of $5,000,000. As described below, these notes are convertible into shares of our common stock and have a maturity date of February 24, 2008.
     Beginning on September 1, 2006 and after that on the first business day of each month, a principal payment date, we must pay to the holder of the note an amount equal to 1/18th of the original principal amount of the note, or the principal installment amount. However, if on any principal payment date the outstanding principal on the note is less than the principal installment amount, then we must pay the holder the lesser amount. We may make payment in cash or in shares of our common stock, provided that a registration statement covering the resale of such shares has been declared effective by the SEC.
Option to Pay with Shares in Certain Circumstances
     If we choose to pay the principal installment amount in shares of our common stock, we must pay the number of shares in an amount equal to the principal installment amount divided by 80% of the average closing bid price for the 10 trading days immediately prior to the principal payment date. We have this option only if, among other things, the convertible securities have been duly registered on an effective registration statement and trading in our common stock has not been suspended on the OTC Bulletin Board or other exchange.
     Our obligations as the maker of these notes are secured by a continuing security interest in certain of our assets.
Events of Default
     The amounts payable under the notes may be accelerated or increased upon the occurrence of an event of default, which includes:
•	Our failure to make the principal installment amount on a designated principal payment date;

•	The failure of the registration statement to be declared effective by the Securities and Exchange Commission on or prior to August 25, 2006;

•	The suspension from listing or failure of our common stock to be listed on the OTC Bulletin Board or one of the major exchanges;

•	Our notice to the holder of our inability to comply or intention not to comply with proper requests for conversion of the notes;

•	Our failure to timely deliver shares of common stock upon conversion, to file a registration statement, or to make payment of fees under the notes, the Purchase Agreement or the related registration rights agreement;

•	The lapsing of the effectiveness of the registration statement for a period of 10 consecutive trading days;

•	Our default in the performance of any material covenant in the notes, the Purchase Agreement, the registration rights agreement or any other ancillary documents;

•	Our making of a false or incorrect representation or warranty in the Purchase Agreement, the registration rights agreement or any other ancillary documents;

•	Our default in any payment of principal or interest on the indebtedness represented by the notes, or default in the observance or performance of any other agreement relating to such indebtedness in excess of $100,000;

•	Our application for appointment of a receiver or liquidator or filing a petition in bankruptcy or other similar relief which is not dismissed within 30 days;

•	The filing of a proceeding against us seeking the liquidation, reorganization, or dissolution of us or similar relief which is not dismissed within 30 days;

•	Our failure to instruct our transfer agent to remove any legends from shares of common stock eligible to be sold under Rule 144 of the Securities Act of 1933 and to issue such shares to the holder;

•	Our failure to pay any amounts due to the holder under the notes, the Purchase Agreement or the registration rights agreement within three (3) business days of the due date;

•	The occurrence of an event of default under any of the other notes contemplated by the Purchase Agreement, known as a cross-default provision; and

•	Our failure to obtain stockholder approval to increase the authorized shares of common stock in accordance with the Purchase Agreement.

•	If one of these events of default has occurred, the holder may:
•	Declare the entire unpaid principal balance of the notes due and it will be accelerated;

•	Demand that the principal amount of the notes then outstanding be converted into shares of our common stock at the conversion price discussed in more detail below; and/or

•	Exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. We must pay interest on demand on the notes upon an event of default from the date of the default until the date of cure at the lesser of 10% and the maximum per annum legal rate.
Conversion
     The notes contemplate both a voluntary conversion and a mandatory conversion. Under the voluntary conversion, at the option of the holder the notes will be convertible in whole or in part into that number of shares of our common stock determined by dividing: (i) that portion of the outstanding balance under the notes as of the date the holder chooses to convert; by (ii) the conversion price then in effect (the initial conversion price under the notes is $0.20), as it may be adjusted under the terms of the notes. The term mandatory conversion date is the date following the effective date of the registration statement on which the closing bid price is greater than 250% of the conversion price for a period of 12 consecutive trading days and the average daily trading for such 12 consecutive trading days exceeds 750,000 shares of common stock. On the mandatory conversion date, we may, upon 5-business days prior notice to the holder, cause the principal amount of the notes to convert into a number of shares of our common stock equal to the quotient of:
•	The principal amount of the notes outstanding on the mandatory conversion date; divided by

•	The conversion price in effect on the mandatory conversion date; however, in order to cause this conversion the following must be true:

•	The registration statement must be effective 30 days immediately prior to the mandatory conversion date;

•	Trading in our common stock must not have been suspended by the OTC Bulletin Board or other relevant exchange;

•	No event of default must have occurred and be continuing;

•	This mandatory conversion must not violate the note provisions regarding the ownership cap as described below, and

•	We must not be in possession of any material non-public information. The mandatory conversion date will be extended during the time of occurrence of a triggering event as described below.
     If, because the registration statement has not been filed or its effectiveness has been suspended, a holder is unable to trade any of our common stock, the holder will have the option, within 10 trading days after the expiration of such black-out period, of using the conversion price applicable on such conversion date or any conversion price selected by the holder that would have been applicable if the conversion date had been at an earlier time during such black-out period or within the 10 trading days after that period.
     In order to make the holder whole from any economic loss resulting in our failure timely to deliver the conversion securities, we have agreed in such event to pay to the holder in cash, and as liquidated damages, an amount per trading day for each trading day until the shares are delivered, along with interest on such amount at a rate of 10% per annum, equal to the greater of:
•	(a) 1% of the principal amount of the notes requested to be converted for the first 5 trading days after the delivery date; and (b) 2% of the principal amount of the notes requested to be converted for each trading day after that; and
•	$2,000 per day.
     In addition, if we fail to deliver certificates representing the convertible securities on or before the delivery date and if after that date the holder is required by its broker to purchase shares of our common stock to deliver in satisfaction of a sale by the holder of the convertible securities which the holder expected to receive upon proper conversion, or a buy-in, then we must: pay in cash to the holder the amount which such holder had to come out of pocket to cover the open market purchase in excess of the price at which the sell order giving rise to such purchase obligation was executed.
Limitation of Beneficial Ownership of Our Shares
     Subject to waiver by the holder under certain circumstances upon 61 days notice to us, the holder may not convert all or any portion of the notes if the number of shares of convertible securities, when combined with all other shares of our common stock held by the holder: (i) would result in the holder beneficially owning more than 4.9% of all of our common stock then outstanding; or (ii) would result in the holder beneficially owning more than 9.9% of all of our common stock then outstanding.
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
     We are not obligated to make any adjustments to the conversion price in connection with:
•	Securities issued other than for cash in connection with a merger or acquisition;

•	Securities issued pursuant to conversion or exercise of securities outstanding prior to the date of the notes and the warrants;

•	Shares of our common stock issuable upon exercise of the warrants;

•	Securities issued in connection with strategic license or partnering agreements;

•	Shares of our common stock issued in connection with our stock option plans or employee stock purchase plans;

•	Warrants issued to the placement agent for the offering;

•	Shares of our common stock issued in connection with consulting or advisory services; and

•	The payment of any principal in shares of our common stock pursuant to the notes.
Prepayment
     The notes require several types of prepayment provisions, which reference the two following terms: major transaction and triggering event. The notes define a major transaction as:
•	Our merger or consolidation with or into another entity involving a change of control;

•	Our sale or transfer of more than 50% of our assets; or

•	The closing of a tender offer for more than 50% of the outstanding shares of our common stock.

•	The notes include the following in the definition of a triggering event:

•	The effectiveness of the registration statement for the common stock issued on conversion of the notes lapses for any reason or it is unavailable for the resale of our common stock for a period of 20 consecutive trading days;

•	The suspension from listing of our common stock on the OTC Bulletin Board or any other exchange for a period of 5 trading days;

•	Our notice to any holder of our inability or intention not to comply with requests for conversion;

•	Our failure to comply with a holder’s conversion notice within 10 business days of our receipt of it;

•	Our deregistration of our common stock;

•	Our completion of a “going private” transaction as a result of which our common stock is no longer registered under the exchange act; or

•	Our breach of any of our representations, warranties and covenants made in the Purchase Agreement, the notes or any ancillary documents.
     On the occurrence of an event of default, the holder has the right to require us to prepay in cash all or a portion of the notes at a price equal to 120% of the principal amount of the notes at the time of the request. Simultaneously with the occurrence of a major transaction, the holder has the right to require us to prepay all or a portion of the holder’s notes at a price equal to 100% of the principal amount of the notes.
     For purposes of the prepayment option upon a triggering event, the term volume the weighted average price means for any date the daily volume weighted average price of our common stock for such date on the OTC Bulletin Board; or the “Pink Sheets”, or as determined by an independent appraisal if the stock is not then traded on one of the markets. After a triggering event occurs, the holder has the right to require us to prepay all or a portion of the notes in cash at a price equal to the sum of:
•	The greater of:
•	125% of the principal amount of the notes; and

•	If the holder cannot get the benefit of its conversion rights and the ability to effect the resale of shares of our common stock issuable upon conversion, the aggregate principal amount of the notes divided by the conversion price on:

•	The date the prepayment price is demanded or due; or

•	The date the prepayment price is paid in full, whichever is less, multiplied by the volume the weighted average price on:
▪	The date the prepayment price is demanded or otherwise due; or

▪	The date the prepayment price is paid in full, whichever is greater; and

▪	All other costs or expenses due in respect of the notes and the other transaction documents.
     No sooner than 15 days nor later than 10 days prior to the completion of a major transaction we must deliver notice of it to the holder. At any time after receipt of such notice, the holder may require us to prepay the notes immediately. Within 1 business day after the occurrence of a triggering event, we must deliver notice of it to the holder. At any time after the earlier of:
•	The holder’s receipt of our notice; or

•	The holder’s becoming aware of a triggering event, the holder may require us to prepay all of the notes on a pro rata basis. We must deliver the prepayment price related to a triggering event within 5 business days after we receive notice of this requirement from the holder; and we must deliver the prepayment price related to a major transaction immediately prior to the consummation of the major transaction. However, if we are unable to prepay all of the notes to be so prepaid, we must pay an amount to each holder equal to the holder’s pro rata amount of all notes being prepaid.
     If we fail to prepay all of the notes submitted for prepayment, we have to pay interest on the prepayment price at the rate of 2% per month until paid in full. Until paid in full the holder may, in place of prepayment, require us to return to the holder all of the notes submitted for prepayment. We must return the notes and the conversion price of the returned notes must be adjusted to the lesser of:
•	The conversion price in effect on the date on which the holder sends notice to us that it chooses in lieu of prepayment to have the notes returned; and

•	The lowest closing bid price during the period beginning on the date on which we deliver notice of the prepayment option as it related to a major transaction or a triggering event and ending on the date on which the holder delivers notice to us of its choice, in lieu of prepayment, to have us return to the holder all of the notes.
     If, on our receipt of a request for conversion of the notes we are unable to issue shares of our common stock registered for resale, either because we does not have sufficient authorized shares of our common stock or because we are otherwise prohibited by law from doing so, then we must issue as many shares of our common stock as we are able to in compliance with the holder’s request and, with regard to the unconverted portion of the notes, the holder may choose to:
•	Require us to prepay that portion of the notes we are unable to convert at the triggering event prepayment price, or the mandatory prepayment price;

•	If we are unable to issue registered shares of common stock because we are prohibited by law, require us to issue restricted shares of common stock;

•	Void the holder’s notice of request for conversion and force us to return the notes that were to be converted; or

•	Exercise its buy-in rights as described.
     If the holder chooses to have its notes prepaid using the mandatory prepayment price, we must pay the mandatory prepayment price within 30 days of our receipt of the holder’s notice in response to our notice to the holder of our inability to convert the note, unless we have prior to this delivered notice that the event resulting in the mandatory prepayment price has been cured. If we fail to pay the mandatory prepayment price 1 business day after we receive notice from the holder of this election, we must pay interest on the unpaid amount at the rate of 2% per month until paid in full.
The Original Issue Discount Notes
     The original issue discount notes are substantially the same in form and effect as the Series A Notes. The occurrence of an event of default under the Series A Notes constitutes an event of default under the OID Notes; and the occurrence of an event of default under the original issue discount notes constitutes an event of default under the Series A notes. The conversion price of $0.20 is the same for each of the Series A Notes and the original issue discount notes and the original issue discount notes are subject to the same adjustment provisions as apply to the Series A notes. The same prepayment provisions apply to both the Series A Notes and the OID Notes. As with the Series A Note holders, no holder of OID Notes will have any rights as one of our stockholders prior to the conversion of our OID Notes.
The Warrants
The Series A -7 Warrants and Series A-7 Placement Agent Warrant
     The Series A-7 warrants represent seven-year warrants to purchase shares of our common stock at the holder’s option equal to 75% of the number of shares of our common stock issuable upon conversion of the purchaser’s Series A Note (an aggregate of 18,750,000 shares) at exercise price per share equal to $0.40.
     The Series A-7 placement agent warrants represent five-year warrants to purchase shares of our common stock at the holder’s option equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an exercise price per share equal to $0.40.

Warrant Exercise
     Warrant stock refers to our common stock issuable upon exercise of the Series A-7 warrant or any of the other warrants. Payment of the exercise price may be made to us by:
•	Certified check;

•	“Cashless exercise,” but here only when there is no registration statement in effect for the warrant stock; or

•	A combination of (i) and (ii) above.
     A cashless exercise is only available beginning one (1) year after the original issue date of the Series A-7 warrant and if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. In a cashless exercise, the warrant holder merely presents the warrant to us without tendering cash and we issue to it a number of shares of our common stock equal to the difference between (i) the number of shares of our common stock purchasable on exercise of all of the warrants so exercised, and (ii) the product of: (a) the warrant price; times (b) the number of shares of our common stock purchasable on exercise of all of such warrants; divided by: (iii) the per share market value of one share of our common stock.
     If the warrant holder exercises the Series A-7 warrant, we have 3 trading days, or the delivery date, in which to issue to it certificates for shares of the warrant stock; or to deliver to the Depository Trust Company on the warrant holder’s account. If we fail to deliver the certificates on or before the delivery date and the warrant holder is required by its broker to purchase shares of our common stock on the open market to deliver in satisfaction of a sale of the warrant holder’s warrant stock, or a warrant buy-in, then we must:
•	Pay cash to the warrant holder in the amount by which: (a) the warrant holder’s total purchase price exceeds: (b) the amount obtained by multiplying: (x) the number of shares of warrant stock we are required to deliver to the warrant holder; times (y) the price at which the sell order was executed; and

•	Either reinstate the portion of the Series A-7 warrant for which exercise was not honored or deliver to the warrant holder the number of shares of our common stock that we would have issued if we had timely complied.
Adjustment of Warrant Price
     The warrant price of the Series A-7 warrant is subject to adjustment from time to time to reflect:
•	Recapitalizations, reorganizations, mergers;

•	Stock dividends, subdivisions and combinations;

•	Certain other distributions;

•	Issuances of additional shares of common stock (on a full-ratchet anti-dilution basis); and

•	Issuances of common stock equivalents.
     In the event of an issuance of additional shares of common stock, or an issuance of common stock equivalents, a “full ratchet” adjustment will be made to the warrant price. This means effectively that the warrant price will be reduced to the consideration per share for the additional shares of common stock in question.
Limitation of Beneficial Ownership of Our Shares
     Subject to the warrant holder’s right to waive these provisions in certain circumstances upon 61 days notice to us, at no time may a warrant holder exercise the warrant if the number of shares of our common stock issued pursuant to the exercise would exceed, when aggregated with all of the other shares of our common stock held by the warrant holder the number of shares which would result in the warrant holder beneficially owning greater than: (i) 4.9% of the then outstanding shares of our common stock; or (ii) 9.9% of the then outstanding shares of our common stock.
The Call

     We are entitled under the warrant, at any time following the original issue date of the warrant, to call up to 100% of the warrant then outstanding by providing the warrant holder with a call notice; however, the following must be true in order to effect such a call:
•	The per share market value of our common stock must be greater than $1.00 per share for 10 consecutive trading days immediately prior to the date of the call notice; and the average daily trading volume during this period must exceed 500,000 shares of our common stock;

•	A registration statement under the Securities Act of 1933 which provides for the resale of the warrant stock and the common stock issuable upon the conversion of the notes must be effective without lapse for 60 consecutive calendar days;

•	Trading in our common stock must not have been suspended by the SEC or any relevant securities exchange;

•	We must be in material compliance with the terms of the warrant; and

•	We must not be in possession of any material non-public information.
     In order to effect the call, this registration statement must be effective from the date of delivery of the call notice until the date which is the later of: (i) the date the warrant holder exercises the warrant pursuant to the call notice; and (ii) the 20th day after the warrant holder receives the call notice, or the early termination date. Our rights with respect to the warrant stock subject to the call notice will expire on the early termination date if the warrant is not exercised prior to the early termination date. If the warrant is not exercised with regard to the called warrant stock, we must remit to the warrant holder: (i) $.001 per share of called warrant stock; and (ii) a new warrant representing the number of shares of warrant stock, if any, which is not subject to the call notice.
The Series B-4 Warrants and Series B-4 Placement Agent Warrants
     The Series B-4 warrants represent rights to purchase shares of our common stock equal to 50% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 12,500,000 shares) at an exercise price per share equal to $0.90 for a term of four years following the effective date of the registration statement providing for the resale of the conversion shares and the shares of our common stock issuable upon exercise of this warrant.
     The Series B-4 placement agent warrants represent five-year warrants to purchase shares of our common stock at the holder’s option equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an exercise price per share equal to $0.90.
     This warrant is substantially similar in form and effect to the Series A-7 warrant, except as set forth in the preceding paragraph and except that in order to effect a call notice under the Series B-4 warrant, the per share market value of our common stock must be greater than $1.26 per share for the 10 consecutive trading days prior to the call notice and the average daily trading volume during this time period must exceed only 250,000 shares of our common stock.
The Series C-3 Warrants
     The Series C-3 warrants represent rights to purchase shares of our common stock equal to 100% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 25,000,000 shares) at an exercise price per share equal to $0.21 on the date of closing of the Purchase Agreement and for a term of three years following that closing date.
     The Series C-3 warrants are substantially similar in form and effect to the Series A-7 warrants, except as set forth in the preceding paragraph and except that we have no rights to call the Series C-3 warrant under any circumstances.
The Series D-1 Warrants and Series D-1 Placement Agent Warrants
     The Series D-1 warrants are callable only by us requiring the holders of these warrants to purchase shares of our common stock equal to 70% of the number of conversion shares issuable upon conversion of the purchaser’s Series A note on the date of issuance of the note (an aggregate of 17,500,000 shares) at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5-day volume the weighted average price of our common stock immediately preceding the call notice under the Series D-1 warrants and for a term of 18 months following the date the SEC declares effective the registration statement registering for resale the shares of our common stock issuable upon the exercise of the Series D-1 warrants. The holders have no rights to exercise the D-1 warrants.
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
•	The Series D-1 warrants provide no “cashless exercise” alternative for their exercise;

•	There are no adjustments to be made to the warrant price in the event of the issuance of additional shares of common stock or common stock equivalents; and

•	The provisions relating to the call and the call notice for the Series D-1 warrants are different from the parallel provisions of the Series A-7 warrants in that:

•	In order to effect a call notice under the Series D-1 warrants, the per share market value of our common stock must be greater than $1.53 for the 10 consecutive trading days prior to the delivery of the call notice and the average daily trading volume during this time period must exceed $100,000 per day for 20 trading days out of the 30 prior trading days; and

•	As an additional requirement in order for us to issue a call notice, at least 60% of the proceeds from the exercise of the Series D-1 warrants must be applied to: (w) make a strategic acquisition which has been approved by our board of directors; (x) enter into a strategic joint venture; (y) effect an acquisition of product inventory to fulfill large customer orders in excess of 1,500 mobile units; or (z) move an appropriate level of business and operating off-shore to develop a more efficient cost and production structure.

•	10% Placement Agent Warrants
     The 10% placement agent warrants represent five-year warrants to purchase shares of our common stock equal to equal to 10% of the number of shares of common stock issuable to the note holders upon conversion of theirs notes (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.20.
The Registration Rights Agreement
     Pursuant to the terms of the Purchase Agreement, we have entered into a Registration Rights Agreement with the purchasers dated as of February 23, 2006 (the “Registration Rights Agreement”). The primary purpose of this Registration Rights Agreement is to obligate us to effect resale registrations of the shares of our common stock contemplated to be issued by us pursuant to the Purchase Agreement.
Nature and Timing of Filings
     On or prior to April 10, 2006, or the filing date, which is 45 days from the closing date under the Purchase Agreement, we agreed pursuant to the Registration Rights Agreement to prepare and file with the SEC a “resale” registration statement on Form SB-2 providing for the resale on a continuous basis pursuant to Rule 415 of all of the shares of our common stock issuable upon the conversion or repayment of the notes. (the “Note Registerable Securities”). Under this registration statement, we are not allowed to permit any securities other than the following to be included in this registration statement: (i) the Note Registrable Securities; (ii) shares of our common stock issuable upon the exercise of warrants issuable to our placement agent for the offering; (iii) shares of our common stock acquired by SDS Capital Group SPC, Ltd. pursuant to the conversion of our Series B convertible preferred stock and related stock warrants; and (iv) 1,000,000 shares of our common stock issued to Saffron Capital Management LLC pursuant to our consulting agreement with it.
     We were obligated to use our best efforts to cause this registration statement to be declared effective under the securities act on or prior to the effectiveness date, which is the earlier of (i) May 25, 2006 or June 26, 2006 if the this registration statement receives a full review from the SEC; or (ii) within 3 business days of the date on which the SEC informs us that: (a) it will not review the this registration statement; or (b) we may request the acceleration of the effectiveness of this registration statement and the Company make such a request. We are obligated to keep this registration statement continuously effective until the date that is the earlier of:
•	The date when all of the registered under this registration statement have been sold; or

•	The date on which the note registerable securities can be sold without restriction under Rule 144(k), or the effectiveness period.
     We filed a registration statement on April 10, 2006 that went effective April 29, 2006 covering the Note Registerable Securities.
     We were also obligated to file a second registration statement within 15 days of obtaining approval of our stockholders to amend the our Certificate of Incorporation to increase our authorized shares of common stock. We obtained stockholder approval on May 9, 2006 to increase authorized shares or our common stock from 50 million shares to 230 million shares. Although we were obligated to file second registration statement by May 24, 2006, we have not received all consents from the selling stockholders needed to file such registration statement as of July 17, 2006. Accordingly, we intend to file a second registration statement on Form SB-2 providing for the resale of all of the shares of our common stock issuable upon exercise of the warrants issued in connection with the notes (the “Warrant Registrable Securities”) once we receive all consents required from the selling stockholders. This registration statement may not be used for the registration of any securities other than: (i) the Warrant Registrable Securities; (ii) the placement agent securities; (iii) the SDS Capital Group SPC, Ltd. securities; and (iv) the Saffron Capital Management LLC securities.
     We are obligated to use our best efforts to cause this registration statement to be declared effective under the Securities Act on or prior to the warrant effectiveness date, which means the earlier of: (i) the 90th day following the date this registration statement was filed with the SEC or the 120th day following such filing date if this registration statement receives a full review from the SEC; or (ii) within 3 business days of the date on which the SEC informs us that: (a) the SEC will not review this registration statement; or (b) we may request the acceleration of the effectiveness of this registration statement and we make such a request. We are obligated to keep this registration statement continuously effective until the date that is the earlier of: (x) the date when all of the Warrant Registrable Securities registered under this registration statement have been sold; or (y) the date on which the Warrant Registrable Securities can be sold without registration under Rule 144(k), or the warrant effectiveness period.
Registration Procedures
     Under either registration statement, if at any time an additional registration statement is required because the number of shares of our common stock, combined with the actual number of shares of our common stock into which the notes are convertible and the warrants are exercisable exceeds the number of shares of registerable securities remaining under both registration statements, then we have 20 business days to file this additional registration statement. We would then have 90 days after filing to cause this additional registration statement to be declared effective by the SEC. Each of the parties have granted customary indemnification rights to the other parties to the registration rights agreement.
Liquidated Damages
     We are subject to the payment of liquidated damages to each holder equal to 1.5% of the holder’s initial investment in the notes for each month following the “event date” associated with each of the following events until such event is cured:
•	if the registration statements are not filed by the time periods set forth in the Registration Rights Agreement;

•	if the registration statements are not declared effective by the time periods set forth in the Registration Rights Agreement;

•	if we fail to file a request for acceleration promptly as provided in the Registration Rights Agreement;

•	if a registration statement is filed and declared effective by the SEC but later ceases to be effective (subject to limited black-out period exceptions);

•	if we breach certain provisions of the Registration Rights Agreement which permit us to postpone the effectiveness of a registration statement; and
•	if trading in our common stock is suspended or if our common stock is delisted from the OTC Bulletin Board.
Accounting for Notes and Warrant Purchase Agreement
     The gross proceeds from the issuance and the Series A convertible Notes and the OID Notes was $5,750,000 which included the tendering of 50 shares of Series B convertible preferred stock at a face value of $500,000. The carrying value of the Series B convertible preferred stock was $404,000. The Series B convertible preferred stock had a market value approximately $65,000 and the convertible Notes issued had a fair value of $500,000; thus, we recorded a loss on redemption in February, 2006 of approximately $435,000. The loss is considered a deemed dividend and included in determining net loss attributable to common stockholders.
     In connection with the convertible Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 56.3 million shares of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $7.9 million using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $3.3 million and was recorded as additional paid-in-capital and a debt discount. The debt discount will be amortized to interest expense over the terms of the notes. During the three and nine months ended May 31, 2006, approximately $303,000 of the debt discount was amortized to interest expense.
     Additionally, the Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Notes and OID Notes into shares of our common stock at a deemed effective fair value conversion price of $0.08 per share, which on the date of issuance, was lower than the price of our common stock of $0.21 per share. The total amount of the beneficial conversion feature was approximately $3.6 million. Because the beneficial conversion feature cannot exceed the relative fair market value of the convertible Notes and OID Notes, we recorded a limited beneficial conversion feature of approximately $2.4 million. This amount was recorded as an additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Notes or to the date of the conversion. During the three and nine months ended May 31, 2006, approximately $416,000 of the beneficial conversion feature was amortized to interest expense.
     We recorded approximately $750,000 and $870,000 as deferred financing fees representing the amount of the original issue discount financed and prepaid transaction costs, respectively. We also recorded approximately $1.5 million as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Notes to the earlier of the maturity of the Notes or the date of conversion. During the three and nine months ended May 31, 2006, approximately $392,000 of the deferred financing fee was amortized to interest expense. The net cash proceeds received by us after deducting broker’s fees but before payment of legal and other professional fees was approximately $4.1 million.
4.	Related Party Transactions
     On July 20, 2004, we entered into and consummated the Third Amended Letter Agreement with HFS Minorplanet Funding LLC (“HFS”) issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to us less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. A Director of HFS currently serves as a Director on our Board of Directors. During the three and nine months ended May 31, 2006 and 2005, we made interest payments to HFS totaling $60,000 per quarter.
5.	Other Commitments and Contingencies
Product Warranty Guarantees
     We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $172,000 at May 31, 2006.
Purchase Obligations
     We had purchase obligations of approximately $1.1 million primarily related to the purchase of inventory as of May 31, 2006.
Other Commitments and Contingencies
     From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business or are incidental to our business. We may suffer an unfavorable outcome as a result of one or more these claims. We do not expect the final resolution of such claims, individually or in the aggregate, to have a material adverse effect on our financial position. However, depending on the amount and timing of unfavorable resolutions of claims against us, or the costs of settlement or litigation, our future results of operations or cash flows could be materially adversely affected.
6.	Segment Reporting
     Our reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. Our two reportable segments are VMI and Network Service Center Systems (“NSC Systems”). REDIview products and services are included in NSC Systems.
     Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Impairment loss on license right is allocated solely to the VMI segment. Goodwill impairment is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	Three Months Ended May 31, 2006
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$803	$536	$—	$1,339
Operating loss	(1,723)	248	—	(1,475)
Interest expense	(1,185)	—	—	(1,185)
Interest income	—	29	—	29
Depreciation and amortization	(271)	(66)	—	(337)
Net loss	(2,991)	267	—	(2,724)
Total assets	14,595	1,115	—	15,710
Capital expenditures	165	—	—	165

	Three Months Ended May 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$3,398	$846	$—	$4,244
Operating loss	(1,148)	(277)	—	(1,425)
Interest expense	(88)	—	—	(88)
Interest income	4	57	—	61
Depreciation and amortization	568	125	—	693
Impairment loss on license right	—	—	—	—
Net loss	(1,224)	(276)	(8)	(1,508)
Total assets	17,921	3,785	—	21,706
Capital expenditures	186	5	—	191

	Nine Months Ended May 31, 2006
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$2,864	$1,701	$—	$4,565
Operating loss	(10,883)	(591)	—	(11,474)
Interest expense	(1,347)	—	—	(1,347)
Interest income	4	84	—	88
Depreciation and amortization	1,237	225	—	1,462
Impairment loss on license right	—	144	—	144
Goodwill impairment	4,990	—	—	4,990
Net loss	(11,828)	(540)	—	(12,368)
Total assets	14,595	1,115	—	15,710
Capital expenditures	315	—	—	315

	Nine Months Ended May 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated

Revenues	$9,977	$3,077	$—	$13,054
Operating loss	(2,702)	(791)	—	(3,492)
Interest expense	(251)	—	—	(251)
Interest income	4	200	—	204
Depreciation and amortization	1,628	382	—	2,009
Net loss	(3,087)	(710)	(22)	(3,819)
Total assets	17,921	3,785	—	21,706
Capital expenditures	1,158	66	—	1,224
7.	Earnings Per Share
     We compute earnings per share in accordance SFAS No. 128, “Earnings Per Share.” Net loss per basic share was computed by dividing net loss by the weighted average number of shares outstanding during the respective periods. Diluted earnings per share is computed using the “Treasury Stock Method.” Our potentially dilutive securities have been excluded from the weighted average number of shares outstanding, since their effect would be anti-dilutive.
The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion/exercise would have been antidilutive:

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
	2006	2005	2006	2005
Restricted stock ( not vested)	270,000	525,000	565,000	525,000
Convertible note payable — HFS	649,350	689,655	649,350	689,655
Convertible notes and OID notes payable	28,750,000	—	28,750,000	—
Convertible series A preferred stock	—	2,500,000	—	2,500,000
Convertible series B preferred stock	3,870,968	—	3,870,968	—
Outstanding warrants to purchase common stock	87,991,667	1,125,000	87,991,667	1,125,000
8.	Nasdaq Delisting
     On November 2, 2005, we received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until May 1, 2006, to regain compliance.
     On February 10, 2006, as a result of our request, after conferring with the Nasdaq Staff to voluntarily accept the impending delisting of its securities, our securities were delisted from The Nasdaq Capital Market. After conferring with the Nasdaq Staff, and based upon the current business plan and forecast, we did not believe that we could achieve compliance with the requirements set forth in Marketplace Rule 4310(c)(2)(B) in the time frame required by the Nasdaq

Stock Market to maintain the listing of its securities on the Nasdaq Stock Market.
     Our securities are traded on the NASD OTC Bulletin Board (“OTCBB”). The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equities. In accordance with Nasdaq Marketplace Rule 6530, in order for the securities to be eligible to trade on the OTCBB, they must not be listed on The Nasdaq Stock Market or a registered national securities exchange in the U.S. and we must be subject to and current in its filings under Section 13 or 15(d) of the Securities and Exchange Act of 1934.
     On February 15, 2006, SDS, the sole holder of our Series B Convertible Preferred Stock, provided us with a waiver letter irrevocably waiving our right to force us to redeem its Series B Preferred Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock based upon the delisting of our common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006 (the “Waiver Letter”). As per the Waiver Letter, SDS further irrevocably waived its right to demand that we pay any penalties to SDS pursuant to that certain Registration Rights Agreement between us and SDS dated September 2, 2005 based upon the delisting of our common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Executive Summary
     Remote Dynamics, Inc. is a Delaware corporation that markets, sells and supports automatic vehicle location devices, commonly referred to as “AVLs,” and other mobile resource management solutions, primarily targeting companies that operate private vehicle fleets. We generally refer to our proprietary technology as being part of the ‘REDIview™’ family of solutions. We believe that the REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. The core technology of the REDIview™ family is telematics, which combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. Our state of the art fleet management solutions generally contribute to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight both mobile workforce efficiencies, as well as inefficiencies. This type of in-depth reporting enables our customers to expand and build upon the efficiencies and correct the inefficiencies, thereby often delivering significant savings to our customer’s bottom line.
     Historically, much of our revenues have been derived from products sold to the long-haul trucking industry and to member companies of SBC Communications, Inc. Revenues from these two legacy customers however ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its REDIview subscriber units. For us to sustain ongoing business operations and ultimately achieve profitability, we must substantially increase our sales and penetration into the marketplace with next generation products and services.
     We commercially introduced our next generation AVL product, REDIview™, in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that we anticipate will be required to effectively compete in the marketplace in the near future. We believe that anticipated marketplace needs will include the ability for AVL mobile devices to:
•	function as a communications hub for personal computers and handheld devices;

•	communicate with WiFi hotspots;

•	integrate with a variety of in-vehicle sensors; and

•	integrate the information collected by the AVL device into existing customer legacy applications.
     Our new REDIview product line forms the basis of management’s business plan for fiscal year 2006 and beyond and will be the foundation for our expected growth in revenues and ultimately profitability. In addition, the REDIview product line allows us to move to a recurring revenue model for all of our current product offerings, which we feel is an important and necessary change to our revenue model to enable us to achieve overall sustained revenue growth and cash flow positive operations.
     Based on the our failure to achieve our forecasted sales targets for the three months ended November 30, 2005, we began analyzing and revising our current and long-term business plans with the goal of optimizing our sales and marketing strategy to maximize our revenues and further reduce our operating costs. As a result, in late-December 2005, we materially modified our existing business plan. In implementing our new business plan, we completed a significant cost and operational-based restructuring, rightsizing our workforce at all levels, including our senior management level. In addition, we ceased our development efforts to launch two new product lines during fiscal 2006, instead focusing our efforts on enhancing our existing REDIview product line. However, as a result of this change, in addition to significantly reducing our projected operational costs, we significantly reduced our projected sales targets and associated cash flows from our previous business plan, which had anticipated multiple product offerings.
Voluntary Bankruptcy Filing
     So as to facilitate the restructuring of the debt, trade liabilities, and other obligations owed by us and two of our wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, on February 2, 2004, we and our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas Dallas Division. During the bankruptcy reorganization, we and our subsidiaries remained in possession of our assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court, in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and other applicable court orders.
     On June 29, 2004, the Bankruptcy Court entered an order confirming the our Third Amended Joint Plan of Reorganization, as modified. The Bankruptcy Court set out enterprise value at $25.3 million for purposes of distributions of new common stock under the reorganization plan. The effective date of the reorganization plan was set by us and our subsidiaries as Friday, July 2, 2004. Pursuant to the reorganization plan, we, Caren and Minorplanet were merged with and into us, ceasing to exist as separate entities as of July 2, 2004. The reorganization plan was substantially completed on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the Final Decree closing our case. In connection with the our Chapter 11 reorganization, we applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value, which we recorded as goodwill. The goodwill has, however, subsequently been impaired as noted below. See “—Goodwill and Other Intangibles.”
Goodwill and Other Intangibles
     We test our Goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.
     Based on our failure to achieve our forecasted sales targets for the three months ended November 30, 2005, we began analyzing and revising our current and long-term business plans materially modifying our existing business plan in late December 2005, as described above in the section entitled “—Executive Summary.” Our new business plan significantly reduces our projected sales forecasts and operational costs from in comparison to our former plan.
     As a result, and in accordance with SFAS 142, we performed an interim test of our Goodwill on November 30, 2005, utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of its cost savings. We determined that our Goodwill was impaired by an estimated $5.0 million. Goodwill was thus written off by $5.0 million at November 30, 2005, representing the full amount of the estimated impairment. At May 31, 2006, the carrying value of our Goodwill was approximately $5.1 million.
VMI License Right
     In June of 2001, we received a 99-year exclusive license right to market, sell and operate VMI technology in the United States, Canada and Mexico, commonly referred to as “VMI technology,” from the owner of such technology, Minorplanet Systems PLC. On June 14, 2004, the Bankruptcy Court approved a Compromise and Settlement Agreement among us Minorplanet Limited and Minorplanet PLC regarding the license agreement for the VMI technology, which allowed us to use, market and sell the VMI technology until December 31, 2004. On January 6, 2005, we and PLC entered into an Addendum to Compromise and Settlement Agreement which granted us the right to continue to market and sell the VMI product line to our existing VMI customers. Although we had already ceased actively marketing and selling the VMI product, the addendum will allow us to fulfill VMI product orders from our existing VMI customers.
     Management accounts for the VMI license right in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires management to review for impairment of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, management used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at November 30, 2005. Accordingly, we recorded an impairment loss of $0.1 million during the three months ended November 30, 2005 to reflect the fair value of the VMI license right based on our revised sales and cash flow forecasts. The new fair value of the VMI license right at November 30, 2005 is being amortized over its expected useful life of nineteen months. At May 31, 2006, the carrying value of the license right was $0.2 million.
Results of Operations — Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005
     Our total revenue for the three months ended May 31, 2006 decreased from $4.2 million during the three months ended May 31, 2005 to $1.3 million. NSC Systems revenue decreased from $3.4 million during the three months ended May 31, 2005 to $0.8 million during the three months ended May 31, 2006. NSC Systems is comprised of revenues derived from the member companies of SBC Communications, Inc. (“SBC”), Geologic Systems, Inc. (“Geologic”) and

our REDIview product line. The decrease was primarily due to a reduction in active SBC network subscriber units from 29,335 at May 31, 2005 to -0- as of May 31, 2006 and a reduction in active Geologic network subscriber units from 2,176 at May 31, 2005 to –0- as of May 31, 2006. However, this decrease in SBC network subscriber units was anticipated as SBC has selected an alternative vendor to supply its next generation AVL product. As of December 31, 2005, SBC had deactivated all of its REDIview subscriber units. The decrease in the Geologic network services subscriber units was also anticipated as subsequent to the sale to Geologic in fiscal 2002, the subscriber units used by Geologic had either been converted to Geologic’s network or acquired service from other carrier networks. As the revenues from the SBC Contract ends, our future revenues will be solely dependent upon sales of our REDIview product line. REDIview contributed $0.8 million to our total revenue and NSC Systems segment for the three months ended May 31, 2006. Our failure to achieve our sales targets of the REDIview product line will likely have a material adverse effect on our business, financial condition and results of operations.
     VMI revenue for the three months ended May 31, 2006 was $0.5 million, down from $0.8 million during the three months ended May 31, 2005. This decrease was primarily due to VMI customers converting to REDIview and the subsequent normal expected attrition of the VMI customer base. New VMI unit sales were minimal during the three months ended May 31, 2006 and 2005 as sales and marketing focused on sales of the REDIview product line. We no longer actively markets the VMI product; however, we will continue to service and support our existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin decreased from 51% for the three months ended May 31, 2005 to 26% for the three months ended May 31, 2006. During the three months ended May 31, 2006, profit margins on the sales of the REDIview product line were offset by the fixed costs of operating the network services center. During the three months ended May 31, 2005, higher revenues from SBC and Geologic offset these fixed costs.
     Total operating expenses decreased from $3.6 million during the three months ended May 31, 2005 to $1.8 million during the same period in 2006. This reduction is primarily due to a cost-based reduction in workforce from 102 employees at May 31, 2005 to 40 employees at May 31, 2006. Operating losses increased from $1.4 million during the three months ended May 31, 2005 to $1.5 million during the three months ended May 31, 2006 primarily due to the loss of revenues related to the declining SBC and Geologic network subscriber units described above partially offset by the cost-based reduction in workforce.
     Interest expense increased to $1.2 million for the three months ended May 31, 2006 from $0.1 million for the same period during 2005. During the three months ended May 31, 2006, we recorded interest expense associated with the amortization of the debt discount, beneficial conversion feature and deferred financing fees of $0.3 million, $0.4 million and $0.4 million, respectively.
Results of Operations — Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005
     Total revenue of $4.6 million for the nine months ended May 31, 2006 decreased from $13.1 million during the nine months ended May 31, 2005. NSC Systems revenue decreased from $10.0 million during the nine months ended May 31, 2005 to $2.9 million during the nine months ended May 31, 2006. These decreases were primarily due to a reduction in active SBC and Geologic network subscriber units as discussed above. REDIview contributed $2.0 million to our total revenue and NSC Systems segment for the nine months ended May 31, 2006. Our failure to achieve our sales targets of the REDIview product line will likely have a material adverse effect on our business, financial condition and results of operations.
     VMI revenue for the nine months ended May 31, 2006 was $1.7 million down from $3.1 million during the nine months ended May 31, 2005. This decrease was primarily due to VMI customers converting to REDIview and the subsequent normal expected attrition of the VMI customer base.. New VMI unit sales were minimal during the nine months ended May 31, 2006. We no longer actively market the VMI product; however, we will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.
     Total gross profit margin decreased from 51% for the nine months ended May 31, 2005 to 22% for the nine months ended May 31, 2006. During the nine months ended May 31, 2006, profit margins on the sales of the REDIview product line were offset by the fixed costs of operating the network services center. During the nine months ended May 31, 2005, higher revenues from SBC and Geologic offset these fixed costs. While fixed costs of operating the network services center remained relatively constant during both nine-month periods at approximately $0.6 and $0.5 million respectively, these fixed costs as a percentage of revenue increased from 5% during the nine months ended May 31, 2005 to 11% during the same period in 2006.

     Total operating expenses increased from $10.2 million during the nine months ended May 31, 2005 to $12.5 million during the same period in 2006. We recorded a $0.1 million impairment loss on the VMI license right and a $5.0 million Goodwill impairment loss during the three months ended November 30, 2005 as explained above. General and administrative expenses decreased from $3.9 million during the nine months ended May 31, 2005 to $2.9 million during the nine months ended May 31, 2006 primarily due to a cost-based reduction in workforce. Customer service expense decreased to $0.7 million during the nine months ended May 31, 2006 from $1.2 million during the same period in 2005 also primarily due to a cost-based reduction in workforce. Engineering expense decreased to $0.7 million during the nine months ended May 31, 2006 from $0.9 million during the same period in 2005 also primarily due to a cost-based reduction in workforce. Operating losses increased from $3.5 million during the nine months ended May 31, 2005 to $11.5 million during the nine months ended May 31, 2006 primarily due to the impairment write off of goodwill and the loss of revenues related to the declining SBC and Geologic network subscriber units described above offset by a cost-based reduction in workforce.
     Interest expense increased to $1.3 million for the nine months ended May 31, 2006 from $0.3 million for the same period during 2005. During the three and nine months ended May 31, 2006, we recorded interest expense associated with the amortization of the debt discount, beneficial conversion feature and deferred financing fees of $0.3 million, $0.4 million and $0.4 million, respectively.
     During the nine months ended May 31, 2006, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of approximately $0.5 million.
     During the nine months ended May 31, 2006, we recorded a loss on redemption of preferred stock of approximately $2.6 million. The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6.5 million. The proceeds were used to redeem 5,000 shares of Series A convertible preferred stock at a face value of $5.0 million. The premium paid upon redemption was $0.8 million. The carrying value on the Series A convertible preferred stock was $3.5 million. The loss of approximately $2.2 million is considered a deemed dividend and is reported after net loss and before net loss attributable to common stockholders. In connection with the Note and Warrant Purchase Agreement in February 2006 50 shares of Series B convertible preferred stock with a market value of approximately $65,000 was tendered in exchange for convertible notes with a fair value of $0.5 million. The $0.4 million loss is considered a deemed dividend and included in determining net loss attributable to common stockholders.
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
     The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005.
Liquidity and Capital Resources
     We have incurred significant operating losses since our inception and have limited financial resources to support ourselves until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $1.4 million as of May 31, 2006. Based on our revised business plan, including the closing of our Note and Warrant Purchase Agreement on February 24, 2006, we currently believe that we have sufficient capital to fund our ongoing operations through the remainder of our fiscal year. However, future cash flows will be dependent on our ability to meet our sales and profitability goals as well as further reducing our operating cost structure as planned during fiscal year 2006.
     Our existing cash resources and projections for increased revenues for the remainder of calendar year 2006 may not provide sufficient cash resources to finance our operations and expected capital expenditures for the next twelve months. It is likely that we will need to seek additional debt or equity financing to fund our operations for the next year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce our costs and improve our profitability, our operating losses and net operating cash outflows will continue through the end of calendar year 2006. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of the Note and Warrant Purchase Agreement dated as of February 23, 2006 by and among us and certain accredited investors and under the terms of certain instruments ancillary to this agreement. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.
     On October 1, 2004, we closed the sale of 5,000 shares of our Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds received by us were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A Preferred Stock to SDS Capital Group SPC, Ltd. pursuant to a Securities Purchase Agreement, dated October 1, 2004. The Series A Preferred Stock was issued to SDS pursuant to the exemption offered by Regulation D from the registration requirements of the Securities Act of 1933, as amended.
     On May 31, 2005, we consummated a bridge loan and security agreement with SDS in which we issued a promissory note in the amount of $1.75 million to SDS. The Bridge Note was secured by our assets, accrued interest at 8% per annum and was due and payable on September 30, 2005. Subsequent to the approval by our stockholders, the Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of our common stock at an exercise price of $1.75 per share. Our stockholders approved the exchange of the Bridge Note into Bridge Warrants at our August 31, 2005 annual stockholders meeting. On September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.
     On September 2, 2005, we closed the sale of $6.5 million of our preferred stock and common stock purchase warrants in a private placement transaction with SDS, initially entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid us $750,000 and returned to us all of the outstanding Series A convertible preferred stock which had been held by SDS. Net cash proceeds received by us were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series A convertible preferred stock returned to us had a face value of $5 million. The Series B convertible preferred stock is convertible into common stock at a conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from this financing transaction to fund our business plan. We have registered 4,062,500 shares of our common stock and are obligated to register an additional 5,937,500 shares issuable upon (i) the conversion of the Series B convertible preferred stock or (ii) the exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.
     On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS Capital Group SPC Ltd., the sole holder of our Series B convertible preferred stock, from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock, resulting in our receipt of cash proceeds in the amount of $337,500.
     On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $500,000.
     On February 24, 2006, we closed a Note and Warrant Purchase Agreement dated as of February 23, 2006 with certain institutional investors pursuant to which we sold $5.75 million of secured convertible notes, including original issue discount Notes, in the aggregate amount of $750,000 in a private placement transaction. The Notes are secured by substantially all of our assets. There exists no material relationship between us and the purchasers’ of the Notes other than with respect to the Purchase Agreement. The Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock, par value $0.01 per share, at a fixed conversion price of $0.20 per share. The net cash proceeds to that we received from the sale of the Notes was approximately $4.1 million.
     A summary of our cash flows for the nine months ended May 31, 2006 and 2005 are as follows:

	Nine Months Ended
	May 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(3,822)	$(4,113)
Net cash (used in) provided by investing activities	650	(735)
Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock and warrants, net of offering costs	—	4,651
Proceeds from issuance of note payable to SDS	—	1,750
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	443	—
Proceeds from issuance of debt offering and warrants, net of offering costs	4,004	—
Other	(421)	(892)

Net cash provided by financing activities	4,026	5,509

Total increase in cash	854	661

Cash and cash equivalents, end of period	$1,357	$1,973

     Critical success factors in management’s plans to achieve positive cash flow from operations include:
•	the ability to increase sales of the REDIview product line so as to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations;

•	significant market acceptance of our REDIview product line from new customers in the United States;

•	maintaining and expanding our direct sales channel, in which new salespersons will require training and time to become productive; in addition, there is significant competition for qualified sales personnel, and we must continue to offer attractive compensation plans and opportunities to attract qualified salespersons;

•	maintaining and expanding indirect distribution channels for our REDIview product line; and

•	securing and maintaining adequate third party leasing sources for customers who purchase our products.
     There can be no assurances that any of these success factors will be realized or maintained by us.
     Management currently does not expect to achieve profitability during the 2006 fiscal year since we will be expanding our sales channels and building a base of customers that purchase information and data services from us on a monthly recurring basis. Key to achieving profitability is to obtain a REDIview customer base that provides us with monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on our latest revised pricing and cost structures, management currently estimates that for us to achieve profitability, we will need to have approximately $1.0 million in monthly revenues. However, there can be no assurance that we will achieve our REDIview sales targets or our targeted operating cost reductions. The failure to achieve profitability may have a material adverse effect on our business, financial condition and results of operations.
Nasdaq Delisting
     On November 2, 2005, we received a Nasdaq Staff Deficiency Letter from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until May 1, 2006, to regain compliance.
     On February 10, 2006, as a result of our request and after conferring with the Nasdaq Staff, we voluntarily accepted the impending delisting of our securities and our securities were subsequently delisted from The Nasdaq Capital Market. After conferring with the Nasdaq Staff, and based upon our current business plan and forecast, we did not believe that we could achieve compliance with the requirements set forth in Marketplace Rule 4310(c)(2)(B) in the time frame required by the Nasdaq Stock Market to maintain the listing of our securities on the Nasdaq Stock Market.
     Our securities are now traded on the NASD OTC Bulletin Board, or the OTCBB. The OTCBB is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equities. In accordance with Nasdaq Marketplace Rule 6530, in order for our securities to be eligible to trade on the OTCBB, our securities must not be listed on The Nasdaq Stock Market or a registered national securities exchange in the U.S. and we must be subject to and current in its filings under Section 13 or 15(d) of the Exchange Act.
     On February 15, 2006, SDS, the sole holder of our Series B Convertible Preferred Stock, provided us with a waiver letter irrevocably waiving its right to force us, based upon the delisting of our common stock from the Nasdaq SmallCap Market, to redeem its Series B Preferred Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock. In addition, the waiver letter also stated that SDS irrevocably waived its right to demand that we pay any penalties to SDS pursuant to the Registration Rights Agreement between us and SDS dated September 2, 2005, based upon the delisting of our common stock.
ITEM 3: CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. Our disclosure committee consists of members of our senior management.
     Under the supervision, and with the participation of our senior management, including our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures was performed as of May 31, 2006. Based on this evaluation, the CFO has concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our public disclosure obligations under the relevant federal securities laws and the SEC rules promulgated thereunder.
     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our third fiscal quarter ended May 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:
(i)	On May 31, 2006, J. Raymond Bilbao resigned the office of President, Chief Operating Officer and Secretary;

(ii)	On June 18, 2006, Mathew Petzold resigned from his position as director;

(iii)	On June 30, 2006, Dennis R. Casey resigned the office of Chief Executive Officer and resigned from his position as Chairman of our Board of Directors;

(iv)	On June 30, 2006, Gregg J. Pritchard resigned from his position as director;

(v)	On June 30, 2006, Thomas W. Honeycutt resigned from his position as director;

(vi)	On June 30, 2006, Marshall G. Saffer joined our Board of Directors;

(vii)	On July 8, 2006, Phillip K. Hunter joined our Board of Directors; and

(viii)	On July 11, 2006, Christopher D. Phillips joined our Board of Directors.

PART II — OTHER INFORMATION
ITEM 6: EXHIBITS
     See the attached Index to Exhibits.

SIGNATURE
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: July 17, 2006	By:	/s/ Neil Read

Neil Read
Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
     The exhibits listed below are furnished as part of this Quarterly Report on Form 10-QSB. Exhibits required by Item 601 of Regulation S-B of the Securities Act, which are not listed, are not applicable.

EXHIBIT
NUMBER		TITLE

Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	—	Stock Purchase and Exchange Agreement by and among @Track Communications, Inc., Minorplanet Systems PLC and Mackay Shields LLC dated February 14, 2001 (1)

2.2.1	—	Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)

2.2.2	—	List of schedules and exhibits omitted from that certain Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)

2.3	—
Findings and Fact, Conclusions of Law and Order Confirming Remote Dynamics, Inc.’s Third Amended Joint Plan of Reorganization and Approving Settlement of Remote Dynamics, Inc.’s Amended Motion for Valuation dated June 28, 2004. (3)

Articles of Incorporation and By-laws

3.1.1	—	Amended and Restated Certificate of Incorporation of Remote Dynamics, Inc. dated June 30, 2004 (3)

* 3.1.2	—	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation of Remote Dynamics, Inc. dated May 26, 2006

3.3	—	Third Amended and Restated By-Laws of Remote Dynamics, Inc. dated June 30, 2004 (4)

Instruments Defining the Rights of Security Holders

4.1	—	Specimen of certificate representing the Common Stock, $.01 par value, of Remote Dynamics, Inc. (5)

4.2	—	Certificate of Designation, Preferences and Rights, Series A Convertible Preferred Stock of Remote Dynamics, Inc., as filed with Secretary of State of Delaware on October 1, 2004 (4)

4.3	—	Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock of Remote Dynamics, Inc., as filed with Secretary of State of Delaware on September 1, 2005 (6)

4.4.1	—	Securities Purchase Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated October 1, 2004 (4)

.4.2	—	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated October 1, 2004 (4)

4.4.3	—	Stock Purchase Warrant issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 1,000,000 shares of common stock (4)

4.4.4	—	Stock Purchase Warrant issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. on October 1, 2004 for purchase of 625,000 shares of common stock (4)

4.5.1	—	Securities Purchase Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated May 31, 2005 (7)

4.5.2	—
Secured Promissory Note issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. for the sum of One Million Seven Hundred Fifty Thousand Dollars ($1,750,000.00) payable on September 30, 2005 dated May 31, 2005 (7)

4.5.3	—	Security Agreement by and among SDS Capital Group SPC, Ltd., Remote Dynamics, Inc., Highway Master of Canada LLC and RD Technologies, Inc. dated May 31, 2005 (7)

4.5.4	—	Form of Stock Purchase Warrant to be issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. for the purchase of 2,000,000 shares of common stock dated May 31, 2005 (7)

4.5.5	—	Form of Stock Purchase Warrant to be issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. for the purchase of 1,666,667 shares of common stock dated May 31, 2005 (7)

EXHIBIT
NUMBER		TITLE

4.6.1	—	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (6)

4.6.2	—	Stock Purchase Warrant issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (6)

4.6.3	—	Stock Purchase Warrant issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (6)

4.6.4	—	Stock Purchase Warrant issued by Remote Dynamics, Inc. to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (6)

4.7	—
Waiver letter dated February 15, 2006, related to (i) the Securities Purchase Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated May 31, 2005, (ii) the Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock of Remote Dynamics, Inc. dated September 1, 2005 and (iii) the Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (8)

4.8	—	NASDAQ Staff Deficiency Letter dated January 9, 2006 (9)

4.9	—	NASDAQ Staff Deficiency Letter dated January 24, 2006 (10)

4.10.1	—	Note and Warrant Purchase Agreement by and among Remote Dynamics, Inc. and those purchasers named therein dated February 23, 2006 (11)

4.10.2	—	Registration Rights Agreement by and between Remote Dynamics, Inc. and certain accredited investors dated as of February 23,2006 (11)

4.10.3	—	Form of Remote Dynamics, Inc.’s Series A Senior Secured Convertible Promissory Note due February 24, 2008 (11)

4.10.4	—	Form of Remote Dynamics, Inc.’s Original Issue Discount Series A Senior Secured Convertible Promissory Note due February 24, 2008 (11)

4.10.5	—	Form of Series A-7 Warrant to Purchase Shares of Common Stock of Remote Dynamics, Inc. issued to certain accredited investors on February 24, 2006 (11)

4.10.6	—	Form of series B-4 Warrant to Purchase Shares of Common Stock of Remote Dynamics, Inc. issued to certain accredited investors on February 24, 2006 (11)

4.10.7	—	Form of Series C-3 Warrant to Purchase Shares of Common Stock of Remote Dynamics, Inc. issued to certain accredited investors on February 24, 2006 (11)

4.10.8	—	Form of Series D-1 Warrant to Purchase Shares of Common Stock of Remote Dynamics, Inc. issued to certain accredited investors on February 24, 2006 (11)

Material Contracts

10.1	—	Product Development Agreement by and between HighwayMaster Corporation and IEX Corporation dated December 21, 1995 (12)

10.2.1	—	Lease Agreement by and between HighwayMaster Corporation and Cardinal Collins Tech Center, Inc. dated March 20, 1998 (13)

10.2.2	—	Third Amendment to Lease Agreement by and between Remote Dynamics, Inc. and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (24)

10.3.1	—	Agreement No. 980427 by and among Southwestern Bell Telephone Company, Pacific Bell, Nevada Bell, Southern New England Telephone and HighwayMaster Corporation dated January 13, 1999 (14)

10.3.2	—	Addendum to Agreement by and between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. dated February 4, 1999 (14)

10.3.3	—	Second Addendum to Agreement by and between HighwayMaster Corporation and International Telecommunications Data Systems, Inc. dated February 4, 1999 (14)

10.4	—	Administrative Carrier Agreement by and between HighwayMaster Corporation and Southwestern Bell Mobile Systems, Inc. dated March 30, 1999 (14)

10.5	—	Fleet-on-Track Services Agreement by and between GTE Telecommunications Services Incorporated and HighwayMaster Corporation dated May 3, 1999 (15)

EXHIBIT
NUMBER		TITLE

10.6	—	Limited Liability Company Agreement of HighwayMaster of Canada, LLC dated March 3, 2000 (16)

10.7	—	Monitoring Services Agreement by and between Remote Dynamics, Inc. and Criticom International Corporation dated May 25, 2000 (17)

10.8.1	—	Exclusive License and Distribution Agreement by and between Minorplanet Limited (an @Track subsidiary) and Mislex (302) Limited dated June 21, 2001 (18)

10.8.2	—	Addendum to Exclusive License and Distribution Agreement dated September 26, 2002 (20)

10.9	—	Variation Agreement to Exclusive License and Distribution Agreement by and between Minorplanet Limited, as licensor, and Minorplanet Systems USA, Limited, as licensee dated October 6, 2003 (21)

10.10.1	—	Agreement No. 980427-03 by and among SBC Ameritech, SBC Pacific Bell, SBC Southern New England Telephone, SBC Southwestern Bell Telephone, L.P. and Remote Dynamics, Inc. dated January 31, 2002 (19)

10.10.2		Amendment No. 3 to Agreement No. 980427-03 by and between Minorplanet Systems USA, Inc. and SBC Services, Inc. dated January 21, 2004 (22)

10.10.3	—	Amendment No. 5 to Agreement No. 980427-03 by and between Remote Dynamics, Inc. and SBC Services, Inc. dated October 8, 2004 (23)

10.11	—	Irrevocable Waiver and Consent to Amendment to Bylaws of Remote Dynamics, Inc. regarding certain rights of Minorplanet Systems PLC dated October 6, 2003 (21)

10.12	—	Third Amendment to Lease Agreement by and between Remote Dynamics, Inc. and Cardinal Collins Tech Center, Inc. dated July 1, 2004 (24)

# 10.13	—	Restricted Stock Agreement by and between Remote Dynamics, Inc. and Dennis R. Casey dated July 2, 2004 (24)

# 10.14	—	2004 Restated Management Incentive Plan of Remote Dynamics, Inc. (24)

# 10.15.1	—	Employment Agreement by and between Remote Dynamics, Inc. and Neil Read dated September 20, 2005 (25)

* #10.15.2	—	Restricted Stock Agreement by and between Remote Dynamics, Inc. and Neil Read dated November 7, 2005

10.16	—	Consulting Agreement by and between Remote Dynamics, Inc. and Saffron Capital Management LLC dated January 24, 2006 (10)

* # 10.17	—	Separation Agreement by and between Remote Dynamics, Inc. and J. Raymond Bilbao dated May 31 , 2006

Certifications

* 31.1	—
Certifications required pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, as executed by Neil Read, Vice President, Chief Financial Officer, Treasurer and Secretary of Remote Dynamics, Inc. (Principal Executive Officer and Principal Financial and Accounting Officer) dated July 17, 2006

* 32.1	—
Certifications required pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, as executed by Neil Read, Vice President, Chief Financial Officer, Treasurer and Secretary of Remote Dynamics, Inc. (Principal Executive Officer and Principal Financial and Accounting Officer) dated July 17, 2006

#	— management contract and/or compensatory plan, contract or arrangement

*	— filed herewith

(1)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 11, 2001.

(2)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on March 27, 2002; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ issued in connection with Remote Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

(3)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on July 14, 2004.

(4)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.

(5)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Registration Statement on Form S-1, as amended (No. 33-91486), as declared effective by the SEC on June 22, 1995

(6)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on September 7, 2005

(7)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on June 6, 2005.

(8)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 16, 2006.

(9)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 13, 2006.

(10)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 30, 2006.

(11)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K/A, as filed with the SEC on March 1, 2006.

(12)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on April 1, 1996; certain confidential portions were deleted pursuant to Remote Dynamics, Inc.’s ‘Application for Confidential Treatment,’ as filed with the SEC in connection with Remote Dynamics, Inc.’s Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

(13)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on November 13, 1998.

(14)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on May 17, 1999; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ as issued June 22, 1999 in connection with Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 1999.

(15)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on August 16, 1999; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ as issued October 10, 1999 in connection with Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 1999.

(16)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on May 12, 2000.

(17)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on August 14, 2000; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ as issued December 5, 2000 in connection with Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q for its quarterly period ended June 30, 2000.

(18)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on June 29, 2001.

(19)	—
Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2002; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ in connection with Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q for its quarterly period ended March 31, 2002.

(20)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on January 14, 2003.

(21)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on August 27, 2003.

(22)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on April 14, 2004.

(23)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on October 13, 2004.

(24)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.

(25)	—	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 3, 2006.