Form 10KSB
period 2006-08-31
Remote Dynamics Inc
filed 2007-01-16
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED AUGUST 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______
COMMISSION FILE NUMBER 0-26140

Remote Dynamics, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0352879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 KAS DRIVE, SUITE 100 RICHARDSON, TEXAS	75081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 301-2000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State the issuer’s revenues for its most recent fiscal year:  $5,900,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

   State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 16, 2007:  $196,007.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of January 16, 2007, 63,228,182 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Remote Dynamics, Inc.

FORM 10-KSB
For the Fiscal Year Ended August 31, 2006

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-KSB as well as those cautionary statements and other factors set forth elsewhere herein.

General

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

Our new REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In addition, the REDIview product line allows us to move to a recurring revenue model for all of its current product offerings, an important and necessary change to our revenue model to achieve overall sustained revenue growth and cash flow positive operations. In implementing our new business plan, we are completing a significant cost and operational-based restructuring, reducing our workforce at all levels, including senior management. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

We currently do not expect to achieve profitability during the 2007 fiscal year since we will be building our sales force and channels, completing our cost reduction plans and continuing to transition our customer base to a monthly recurring revenue model. Based on our latest revised pricing structure and cost structure, we currently estimate that to achieve profitability, we will need to have approximately $600,000 in monthly revenues. However, there can be no assurances that we will achieve our REDIview sales targets or our targeted operating cost reductions and failure to do so may have a material adverse effect upon our business, financial condition and results of operations.

We currently believe that with the expected proceeds from our November 2006 private placement described below, and assuming the achievement of our revised REDIview sales targets and expected operating cost reductions, we have sufficient capital to fund our ongoing operations through the remainder of our 2007 fiscal year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through at least June 2007. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.

Our principal executive offices are located at 1155 Kas Drive, Suite 100, Richardson, Texas 75081, and our telephone number is (972) 301-2000.  Our website URL is www.remotedynamics.com.  References to “we”, “us”, “our”, “Remote Dynamics, Inc.”, or “REDI” refer to Remote Dynamics, Inc. and its subsidiary.  REDIview™ is a registered trademark of Remote Dynamics, Inc.

Company History

We were originally incorporated in February, 1994. Our initial product offering, the Series 5000, was developed for, and sold to, companies operating in the long-haul trucking market.

In June, 2001, we effected a 1-for-5 reverse stock split of our common stock.

In June, 2001, we issued 30,000,000 shares of our common stock (shares not adjusted for our December 2003, 1-for-5 reverse stock split) in a change of control transaction to Minorplanet Systems PLC, a United Kingdom public limited company which was our majority stockholder prior to the October 2003 stock transfer to The Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet Systems PLC paid us $10,000,000 in cash and transferred to us all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as, Minorplanet Systems USA Limited, which held certain licensing rights to Minorplanet Systems PLC’s vehicle management information technology.

In March, 2002, we completed the sale to Aether Systems, Inc. of certain assets and licenses related to our long-haul trucking and asset-tracking businesses. In addition, we agreed to form a strategic relationship with Aether, with respect to our long-haul customer products, pursuant to which we assigned to Aether all service revenues generated post-closing from our HighwayMaster Series 5000 customer base. Aether, in turn, agreed to reimburse us for the network and airtime service costs related to providing the HighwayMaster Series 5000 service. In the Aether transaction, we received $3 million in cash and a note for $12,000,000.

In July, 2002, we amended our Certificate of Incorporation to change our corporate name to Minorplanet Systems USA, Inc.

In October, 2003, Minorplanet Systems PLC transferred 42.1% (approximately 4,100,000 shares) of our outstanding common shares beneficially owned by Minorplanet Systems PLC to Erin Mills Investment Corporation, ending Minorplanet Systems PLC’s majority ownership of our common stock. Following the share transfer, Erin Mills beneficially owned 46% (approximately 4,400,000 shares) of our outstanding common stock, while Minorplanet Systems PLC retained 19.9% (approximately 1,900,000 shares) of our outstanding common stock.

In December, 2003, we effected a 1-for-5 reverse stock split of our common stock.

Voluntary Bankruptcy Filing and Reorganization

In February, 2004, we and two of our wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, in order to facilitate the restructuring of our debt, trade liabilities, and other obligations. During the bankruptcy, we remained in possession of our assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

In June, 2004, the Bankruptcy Court entered an order confirming our Third Amended Joint Plan of Reorganization, as modified. The Bankruptcy Court set our enterprise value at $25,300,000 for purposes of distributions of new common stock under the plan of reorganization. We set the effective date of the plan of reorganization as July 2, 2004. Caren (292) Limited and Minorplanet Systems USA Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of July 2, 2004. The plan of reorganization was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the final decree and closed our bankruptcy case. In connection with our Chapter 11 reorganization, we applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value which we recorded as goodwill. Goodwill was subsequently determined to be impaired; thus, goodwill was written off by $9.6 million during the fiscal year ended August 31, 2005 to its estimated fair value of $10.1 million at August 31, 2005. We have since determined that our goodwill was further impaired during the fiscal year ended August 31, 2006 by an estimated $7.7 million. Goodwill was thus further written off by $7.7 million representing the full amount of the estimated impairment. At August 31, 2006, the remaining carrying value of our goodwill was $2.4 million.

In July 2004, we changed our name to “Remote Dynamics, Inc.” in connection with our exit from bankruptcy.

2005 Financings

On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A convertible preferred stock to SDS Capital Group SPC, Ltd (“SDS”). The Series A convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder.

On May 31, 2005, we consummated a bridge loan and security agreement with SDS in which we issued a promissory note in the amount of $1.75 million to SDS (the “Bridge Note”). The Bridge Note was secured by our assets, accrued interest at 8% per annum and was due and payable on September 30, 2005. The Bridge Note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share (the “Bridge Warrants”) upon approval of our stockholders. Our stockholders approved the exchange of the Bridge Note into the Bridge Warrants, and on September 2, 2005, the Bridge Note was extinguished and exchanged for the Bridge Warrants.

On September 2, 2005, we closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid us $750,000 and returned to us all of the outstanding Series A convertible preferred stock with a face vaule of $5 million which was held by SDS. We incurred an early redemption penalty of $750,000 related to the Series A convertible preferred stock. Net cash proceeds received by us were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series B convertible preferred stock is convertible into common stock at an original conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from the financing transaction to fund our business plan. We are obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.

On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500. This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000.

On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $500,000.

Series A Note Financing

On February 24, 2006, we closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes (“Series A Notes”) in a private placement transaction. In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by our sole series B preferred convertible stockholder).

The Series A Notes are secured by substantially all of our assets. There exists no material relationship between us and these investors other than in respect of the Series A Note purchase agreement. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share (which adjusted to $0.016 per share upon the issuance of series B subordinated secured convertible notes discussed below). Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, we must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then we must pay to the holder of the note the lesser amount. We may make such principal installment amounts in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock at an initial exercise price of $0.40 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes discussed below. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 1.9 million of these shares are exercisable over 5 years.

•
Series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock at an initial exercise price of $0.90 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes discussed below. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 1.3 million of these shares are exercisable over 5 years.

•
Series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock at an initial exercise price of $0.21 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes discussed below. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 2.5 million of these shares are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 19,250,000 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with Bounce Mobile Systems, Inc. (“BMSI”) and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, we will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) our series E-7 warrants (“E-7 Warrants”) to purchase 82,218,750 shares of our common stock and (iv) our series F-4 warrants (“F-4 Warrants”) to purchase 82,218,750 shares of our common stock.

•
The Series B Notes and the Series B OID Notes are secured by all of our assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007. We may make principal installment payments in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes and Series B OID Notes are convertible into our common stock at an initial conversion price of $0.016 per share, subject to reduction if we fail to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

•
The E-7 Warrants have an exercise price of $0.02 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The E-7 Warrants are exercisable for a seven-year period from the date of issuance.

•
The F-4 Warrants have an exercise price of $0.03 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The F-4 Warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

The private placement is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2005 and the second closing occurred on January 10, 2007. The third closing will occur within five business days after the date that we file an amendment to our Certificate of Incorporation making effective an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in our February 2006 private placement of our Series A Notes, we issued to certain of our February 2006 private placement investors, in exchange for $1,652,111 principal amount of the Series A Notes, an additional (i) $1,784,111 principal amount of Series B Notes, (ii) $713,644 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 83,690,203 shares of our common stock and (iv) F-4 Warrants to purchase 83,690,203 shares of our common stock. We received no additional proceeds from the exchange.

In connection with the private placement, we agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 23,021,250 shares of common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of common stock. We also agreed to pay legal fees in the amount of $35,000 to legal counsel for the investors in the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of our Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of our Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of our Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.0966 per share and increasing the number of shares of common stock for which the warrants can be exercised from 750,000 to 12,683,191.

BounceGPS Acquisition

On November 30, 2006, we entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”). Pursuant to the Share Exchange Agreement, we agreed to acquire from BMSI 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions, in exchange for:

•	5,000 shares of our newly authorized series C convertible preferred stock

•	A Series B Note in the principal amount of $660,000

•	A Series B OID Note in the principal amount of $264,000

•	An E-7 Warrant to purchase 30,937,500 shares of common stock

•	A F-4 Warrant to purchase 30,937,500 shares of common stock

As part of the acquisition of BounceGPS, Inc., we acquired approximately 600 mobile subscribers, executive management and marketing expertise. Total assets acquired were approximately $380,000, consisting primarily of inventory and other current assets in the amount of $149,000, and $231,000 in fixed and other assets. Total liabilities acquired were approximately $380,000 consisting of accounts payable and other current liabilities of $103,000 and notes payable of $277,000. We anticipate that cash flows from operations from BounceGPS to be minimal.

The transactions contemplated by the Share Exchange Agreement closed on December 4, 2006.

The series C convertible preferred stock issued under the Share Exchange Agreement has a face amount of $1,000 per share ($5,000,000 in the aggregate), ranks junior to the Company’s series B convertible preferred stock and senior to its common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

The series C convertible preferred stock issued under the Share Exchange Agreement is initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C Preferred Stock;

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right outstanding on the date of issuance (including, without limitation, the series C convertible preferred stock, the Company’s series B convertible preferred stock, the Series A Notes, the Series B Notes, the Series B OID Notes, the E-7 Warrants and the F-4 Warrants);

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right issued after the issuance date of the series C convertible preferred stock in conversion, exercise or exchange of securities outstanding as of the issuance date or as a dividend, interest payment, liquidated damages, penalty, compromise, settlement or other payment of certain securities or pursuant to or in connection with any agreement, indebtedness or other obligation of the Company existing as of the issuance date, or with respect to any amendment, waiver or modification thereto or extension thereof;

•
Shares of common stock issued after the issuance date of the series C convertible preferred stock as a dividend, interest payment, liquidated damages, penalty, compromise, settlement or other payment of certain securities or pursuant to or in connection with any agreement, indebtedness or other obligation of the Company existing as of the issuance date, or with respect to any amendment, waiver or modification thereto or extension thereof; and

•	Shares of common stock authorized for issuance from time to time under the Company’s equity incentive plans.

The series C convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series C Preferred Stock, voting as a separate class, have the right to appoint a majority of the members of our Board of Directors (as long as we have not exercised our limited rights to redeem series C convertible preferred stock).

As a result of the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI, as the sole holder of our series C convertible preferred stock, currently holds approximately 94.2% of the voting power of our outstanding securities and beneficially owns approximately 61.5% of our common stock (calculated on a fully diluted basis).

Products and Services

We market and sell products and services in the AVL market in the United States. Our AVL products are designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.

REDIview Product Line

We commercially launched our current product offering, REDIview, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and our proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

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

Vehicle Management Information (VMI)

On June 21, 2001, we acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit or DCU that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center or CCC which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application was targeted to small and medium sized fleets based in major metropolitan areas.

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

During our bankruptcy proceedings, we notified Minorplanet Systems PLC that we intended to reject the VMI license as part of our Plan of Reorganization. In order to ensure a smooth transition to its REDIview products and services, we initiated negotiations with Minorplanet Systems PLC for a temporary use license to market and sell the VMI product until our REDIview products and services were commercially available.

On June 14, 2004, the Bankruptcy Court approved a compromise and settlement agreement between Remote Dynamics, Minorplanet Limited and Minorplanet Systems PLC regarding the license agreement for the VMI technology which allowed Remote Dynamics to use, market and sell the VMI technology until December 31, 2004. The material terms of the settlement agreement include the following:

•	On June 30, 2004, the VMI license agreement converted to a nonexclusive license until December 31, 2004 when it would terminate.

•
From the period beginning June 30, 2004 through December 31, 2004, the territory in which Remote Dynamics could market, sell and use the VMI system was reduced to the following metropolitan areas: Los Angeles, California; Atlanta, Georgia; Dallas, Texas; and Houston, Texas.

•	On July 31, 2004, we could no longer use the name, “Minorplanet,” nor any derivative thereof, and shall remove and refrain from using any references to said name.

•	We provided Minorplanet Limited, at no cost, 100 AEM 3000 VMI units to USA specifications with accompanying special tariff SIM’s for T-Mobile.

•
Subsequent to December 31, 2004, we retained the right to use the VMI software internally for the sole purpose of satisfying its warranty, service and support obligations to our existing VMI customer base.

•
Minorplanet Limited was allowed a general unsecured claim in the amount of $1,000,000 in Limited’s bankruptcy case no. 04-3 1202-SAF-11. On the effective date, Minorplanet Limited released and waived its administrative claim and, as of such date, waived any future research and development fees due under Section 16.4 of the VMI license agreement.

•	We provided to Minorplanet Limited and Minorplanet UK a general release of any and all claims which could have been asserted against Minorplanet Limited or Minorplanet Systems PLC by Remote Dynamics.

On January 6, 2005, Remote Dynamics and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement which granted us the right to continue to market and sell the VMI product line to our existing VMI customers. Although we have ceased actively marketing and selling the VMI product, the Addendum allows us to fulfill VMI product orders from existing VMI customers.

Competition

We believe that our primary competitors in the automatic vehicle location market include:

•
@Road - @Road currently sells an Internet-based solution using the CDPD or GPRS networks of Nextel, Cingular Wireless, Verizon, and other carriers. @Road's mobile resource management system enables vehicle location, wireless voice and text communications, and remote transaction processing with signature capture using a PDA. On December 10, 2006, @Road announced that it was being acquired by Trimble, another of our competitors.

•	Teletrac - Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac’s own proprietary TDOA network.

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

Employees

At August 31, 2006, we had 34 employees. Our employees are not represented by a collective bargaining agreement. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Competition in the recruiting of personnel in the AVL industry is intense. We believe that our future success will depend in part on our continued ability to hire, motivate and retain qualified management, sales and marketing, and technical personnel. To date, we have not experienced significant difficulties in attracting or retaining qualified employees.

Infrastructure And Operations

Networks. We use wireless data and/or voice technologies, combined with GPS satellite technology, for all of our products. Our strategy is to select and use wireless networks that provide the “best fit” for each product and application or specific customer need.

REDIview and VMI Products. The VMI technology uses a GSM digital network. The REDIview product utilizes the general packet radio service (“GPRS”) bearer channel of the GSM network to provide Internet protocol based wireless data transmission. Currently, there are two major carriers providing GSM/GPRS coverage in the United States: T-Mobile and Cingular, both of which provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM/GPRS coverage in the United States, including interoperability among the two carriers. We believe the coverage, bandwidth and price of the GSM/GPRS network make it best suited for the next generation technology.

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

 Key Manufacturers. The Company does not manufacture or assemble its products but subcontracts for the manufacture of its products from various suppliers. The Company depends upon Enfora, Inc. as its sole source of manufacturing for its REDIview product line. The Company does not have a long-term manufacturing agreement with Enfora, Inc. If Enfora, Inc. fails to perform its obligations under the Company’s outstanding purchase orders issued to Enfora, Inc. for the manufacture of the Company’s REDIview product line, or if Enfora, Inc. ceases to manufacture the Company’s REDIview products, the Company would have to immediately engage an alternative manufacturer to manufacture the Company’s REDIview product line. There can be no assurances that the Company would be able to engage an alternative manufacturer before the Company would deplete its existing inventory for the REDIview product line, or that the Company would be able to engage an alternative manufacturer on commercially reasonable terms or at all and the failure to do so would have a material adverse effect on the Company’s business, results of operation and financial condition.

Factors That May Affect Future Results of Operations

In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating Remote Dynamics, Inc. and our business.

We have operated at a significant loss in recent periods and may not have adequate funds to continue as a going concern.

For the year ended August 31, 2006, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.

We currently do not expect to achieve profitability during the 2007 fiscal year since we will be building our sales force and channels, completing our cost reduction plans and continuing to transition our customer base to a monthly recurring revenue model. Based on our latest revised pricing and cost structures, we currently estimate that for us to achieve profitability, we will need to have approximately $600,000 in monthly revenues. However, there can be no assurance that we will achieve our REDIview sales targets or our targeted operating cost reductions and failure to do so may have a material adverse effect on our business, financial condition and results of operations.

We currently believe that with the expected proceeds from our November 2006 private placement, and assuming the achievement of our revised REDIview sales targets and expected operating cost reductions, we have sufficient capital to fund our ongoing operations through the remainder of our fiscal year ending August 31, 2007. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through at least June 2007. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.

Critical success factors in our plans to achieve positive cash flow from operations include:

•
Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to further reduce our operating costs in accordance with our latest revised business plan.

•	Ability to complete development of additional features and functionality for the REDIview product line.

•	Significant market acceptance of our product offerings from new customers, including our REDIview product line, in the United States.

•
Maintaining and expanding our direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified sales personnel, and we must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Expansion into new markets not currently served by us.

•	Increasing sales production from existing channel partners;

•	Obtaining new channel partners to distribute our product lines;

•	Maintenance and expansion of indirect distribution channels for our REDIview product line.

•	The securing and maintenance of adequate third party leasing sources for customers who purchase our products.

There can be no assurances that any of these success factors will be realized or maintained.

Our goodwill and other intangible assets have been impaired.

We account for goodwill, the vehicle management information license right, and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires us to review for impairment of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve our estimates of asset useful lives and future cash flows. When this event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, we recognize an impairment loss. We generally utilize an income approach, a discounted future cash flow analysis and an analysis of market multiples to estimate fair value of the asset. Actual useful lives and cash flows could be different from those estimated. This could have a material affect on our operating results and financial position. We test goodwill for impairment on an annual basis, or between annual tests if we determine that a significant event or change in circumstances warrants such testing in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.

Since our launch of the REDIview product line in January of 2005, we have experienced significant competition in the marketplace which has eroded our price points and prevented us from achieving our sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, we further revised our business plan modifying our pricing structure, our sales and marketing approach and added new feature sets to our REDIview product line to ensure that we remain competitive in the marketplace. We have significantly reduced our future projected cash flows from previous projections. During the fiscal year ended August 31, 2005, we performed our annual test for goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples and determined that our goodwill was impaired by an estimated $9.6 million. Goodwill was written off by $9.6 million representing the full amount of the estimated impairment.

Based on our failure to achieve our forecasted sales targets for the fiscal year ended August 31, 2006, we began analyzing and revising our current and long-term business plans with the goal of optimizing our sales and marketing strategy in order to maximize our revenues and further reduce our operating costs. As a result, we materially modified our existing business plan. In implementing our new business plan, we completed a significant cost and operational-based restructuring, downsizing our workforce at all levels, including senior management and ceased our development efforts to launch two new product lines during the fiscal year ended August 31, 2006 instead focusing our efforts on enhancing our existing REDIview product line. As a result, in addition to significantly reducing our projected operational costs, we significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

As a result and in accordance with SFAS 142, we performed interim and annual tests of our goodwill utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our cost savings. We have determined that our goodwill was further impaired during the fiscal year ended August 31, 2006 by an estimated $7.7 million. Goodwill was thus further written off by $7.7 million representing the full amount of the estimated impairment. At August 31, 2006, the remaining carrying value of our goodwill was $2.4 million. There can be no assurances that we will achieve our REDIview sales targets and targeted cost reductions and our failure to do so may have a material adverse effect upon our Goodwill.

We have pledged all of our assets to existing creditors.

Our secured convertible notes are secured by a lien on substantially all of our assets. A default by us under the secured convertible notes would enable the holders of the notes to take control of substantially all of our assets. The holders of the secured convertible notes have no operating experience in our industry and if we were to default and the note holders were to take over control of our Company, they could force us to substantially curtail or cease our operations. If this happens, you could lose your entire investment in our common stock.

In addition, the existence of our asset pledges to the holders of the secured convertible notes will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

Our secured convertible notes become immediately due and payable upon default and we may be required to pay an amount in excess of the outstanding amount due under of the secured convertible notes, and we may be forced to sell all of our assets.

Our secured convertible notes become immediately due and payable upon an event of default including:

•	our failure to make the principal installment amount on a designated principal payment date;

•	our failure to comply with our registration obligations with respect to shares of our common stock issuable upon conversion of the note or exercise of warrants issued to the note investors;

•	the suspension from listing or failure of our common stock to be listed on the OTC Bulletin Board or one of the major exchanges;

•	our notice to the holder of our inability to comply or intention not to comply with proper requests for conversion of the notes;

•
our default in the performance of any material covenant in the notes, the purchase agreement for the notes, the registration rights agreement relating to the notes or any other ancillary documents relating to the notes;

•
our making of a false or incorrect representation or warranty in the purchase agreement for the notes, the registration rights agreement relating to the notes or any other ancillary documents relating to the notes;

•
our default in any payment of principal or interest on the indebtedness represented by the notes, or default in the observance or performance of any other agreement relating to such indebtedness in excess of $100,000;

•	our application for appointment of a receiver or liquidator or filing a petition in bankruptcy or other similar relief which is not dismissed within 30 days; and

•	the filing of a proceeding against us seeking the liquidation, reorganization, or dissolution of us or similar relief which is not dismissed within 30 days.

If we default on our secured convertible notes, the holders may (a) declare the entire unpaid principal balance of the notes due and it will be accelerated; (b) demand prepayment of the notes as described below, (c) demand that the principal amount of the notes then outstanding be converted into shares of our common stock at the conversion price discussed in more detail below; and/or (d) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law.

If the holders require us to prepay all or a portion of the notes, the prepayment price would equal the greater of (x) 125% of the principal amount of the notes and (y) if the holder cannot get the benefit of its conversion rights and the ability to effect the resale of shares of our common stock issuable upon conversion, (i) the aggregate principal amount of the notes divided by (ii) the conversion price on: the date the prepayment price is demanded or due, or the date the prepayment price is paid in full, whichever is less, multiplied by (iii) the volume weighted average price on: the date the prepayment price is demanded or otherwise due; or the date the prepayment price is paid in full, whichever is greater. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

We currently are not in compliance with certain of our obligations relating to our series A senior secured convertible notes, including our failure to maintain sufficient authorized shares to permit conversion of the notes and our failure to register the resale of the shares of common stock issuable upon conversion of the notes. To date, we have obtained waivers of compliance of these obligations from all of the note holders, other than one holder of $100,000 principal amount of the notes. If we are unable to comply with our obligations in the future, there can be no assurance that we will be able to obtain waivers from the note holders on acceptable terms or at all.

We do not currently have the cash on hand to repay amounts due under our secured convertible notes if an event of default occurred and the note holders elected to exercise their repayment remedies. If we are unable to raise enough money to cover these amounts we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Potential future offerings could dilute the interest of our common stockholders.

We expect in the future to increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock and common stock. However, there can be no assurances that we will be able to obtain any such financing on terms acceptable to us or at all. The effect of additional equity offerings may be the dilution of the equity of our stockholders or the reduction of the price of shares of our common stock, or both. We are unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors.

Bounce Mobile Systems, Inc. can vote an aggregate of 94.2% of the voting power of our common stock and can exercise control over corporate decisions including the appointment of directors.

Bounce Mobile Systems, Inc. can vote an aggregate of 1,094,676,315 shares (or 94.2%) of the voting power of our common stock. Accordingly, BMSI will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Our other stockholders will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove designees of BMSI as directors of the Company, which will mean BMSI will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

The certificates of designation for our Series C and Series B convertible preferred stock contain restrictions on our ability to take certain actions without the approval of the Series C and Series B convertible preferred stockholders, including entering into mergers or issuing additional debt or equity, and also contains certain mandatory redemption events which could force us to redeem shares when we do not have the funds to do so.

We are prohibited from taking numerous actions without the approval of the holders of at least a majority of our series C and, in certain cases, our series B convertible preferred stock, including, without limitation:

•  amending our certificate of incorporation or bylaws;

•   redeeming securities;

•  entering into an asset sale, merger or similar transaction;

•  creating or issuing senior or pari passu securities; or

•   issuing equity or debt securities.

Accordingly, we may not be able to obtain the approval of our convertible preferred stockholders needed to complete a necessary or advisable financing transaction, or necessary to effect any other transaction that our board of directors deems to be in the best interests of our stockholders.

The certificate of designations for our convertible preferred stock also contain numerous redemption events, including any breach by us of any of the transaction documents pursuant to which we issued the securities. If any of these redemption events were to occur, the holders of our convertible preferred stock could force us to redeem their shares. We may not have the funds available to effect a forced redemption and the holders could take further actions such as forcing us into involuntary bankruptcy.

We face significant competition in the automatic vehicle location marketplace.

Our REDIview product faces significant competition from internal development teams of customers and potential customers and from several other suppliers of similar products, many of which may have greater name recognition and greater financial and technological resources. As the demand by business for mobile tracking services increase, the quality, functionality and breadth of competing products and services will likely improve and new competitors may enter the market. Further, the adoption of widespread industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we presently offer or may offer in the future, or to offer new services that we do not offer. We can provide no assurance that our products will compete successfully with the products of our competitors or that we will adapt to changes in the business, regulatory or technological environment as successfully as our competitors. If we are unable to compete successfully, our ability to acquire or retain customers may be limited which could result in a material adverse effect on our business, financial condition and results of operations.

We may be unable to adapt to shifts in technology in the wireless communications industry.

Technology in the wireless communications industry is in a rapid and continuing state of change as new technologies and enhancements to existing technologies continue to be introduced. Our future success will depend upon our ability to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis. We can offer no assurance that we will be able to keep pace with technological developments. Our failure to develop and market products and services that meet changing customer needs and that anticipate or respond to technological changes on a timely and cost-effective basis could result in a material adverse effect on our business, financial condition and results of operations.

If wireless carriers on which we depend for services decide to abandon or do not continue to expand their wireless networks, we may lose subscribers and our revenues could decrease.

Currently, our automatic vehicle location products rely on GSM/GPRS networks. GPRS is the internet protocol-based dedicated high speed wireless data channel for the Global Systems for Mobile Communications (GSM) wireless network. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of our customers who may wish to use some of our services outside the current coverage area.

We rely primarily on Cingular Wireless for the provision of GSM/GPRS data services to our REDIview customers and our inability to renew our agreements with Cingular Wireless may require us to retrofit our installed base of REDIview units.

We provide GSM/GPRS data services to our REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as Cingular Wireless LLC effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of 2 years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by Cingular or by us for convenience upon 90 days prior written notice.

If Cingular terminates the data reseller agreement and messaging agreement and ceases to provide GSM/GPRS services to us for resale to our customers, the REDIview units in our base of installed REDIview customers would no longer be able to send or receive data messages until we could reach an agreement with another provider and retrofit such units to utilize the GSM/GPRS service of this alternative provider. There can be no assurances that we would be able to reach an agreement with another wireless carrier for GSM/GPRS service and/or retrofit our existing REDIview customer base to utilize the GSM/GPRS service of the alternative provider. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

We rely primarily on T-Mobile for the provision of GSM data services to our vehicle management information customers and our inability to renew our agreements with T-Mobile may increase our costs of providing GSM data services to our vehicle management information customers, result in a decrease in GSM coverage for our vehicle management information customers or may require us to retrofit our installed base of vehicle management information units with mobile units which utilize GSM/GPRS.

We market and sell T-Mobile GSM data services to our vehicle management information customers as an agent of T-Mobile pursuant to a National Premier Dealer Agreement entered into with T-Mobile USA, Inc. on January 1, 2003 so that our vehicle management information customers have a direct contractual relationship for the purchase of GSM data services with T-Mobile. This agreement has an initial term of 2 years and automatically terminates unless we provide written notice of our intent to renew to T-Mobile at least 60 days prior to the end the term.

We also resell T-Mobile GSM data services to our vehicle management information customers pursuant to a reseller agreement with T-Mobile. The reseller agreement has an initial term of one year which continues on a month-to-month basis following the expiration of this initial term unless terminated by either party on written notice. The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term.

If we are unable to renew our agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for our vehicle management information units, these failures could have a material adverse effect on our business, financial condition and results of operations.

We depend on Global Positioning System technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, our REDIview product line will cease to function.

Our REDIview products depend upon signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of ever-increasing commercial applications of the Global Positioning System and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as these affect the Global Positioning System, for example by affecting the availability, quality, accuracy or pricing of GPS technology, these factors could have a material adverse effect on our business, financial condition and results of operations.

Any natural disaster, terrorist attack or other occurrence that renders our network service center inoperable could significantly hinder the delivery of our services to our customers because we lack an effective remote back-up communications system.

Currently, our disaster recovery systems focus on internal redundancy and diverse routing within the network services center operated by us. We do not currently have a remote back-up communications system that would enable us to continue to provide mobile communications services to our customers in the event of a natural disaster, terrorist attack or other occurrence that rendered our network services center inoperable. Accordingly, our business is subject to the risk that this disaster, attack, security intrusion by a computer hacker or other occurrence could hinder or prevent us from providing services to some or all of our customers. The delay in the delivery of our services could cause some of our customers to discontinue business with us which could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key personnel, and the loss of one or more of these individuals could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on the efforts of Neil Read, our Vice President, Chief Financial Officer and Treasurer, and Erik Bailey, our Vice President, Sales and Marketing. We maintain 1-year term employment agreements with these executives which expire on October 23, 2007 (Mr. Read) and May 22, 2007 (Mr. Bailey).

After the expiration of the initial term, the employment contracts with these executives continue on a month-to-month basis, subject to termination by either the executive or by us upon notice. In addition, we are also dependent upon a group of our employees possessing valuable technical skills.

The loss of services of one or more of these individuals could materially and adversely affect our business and future prospects. We do not maintain key-man life insurance on any of our officers or employees. We can provide no assurance that we will be able to attract and retain additional management and technical personnel required in connection with the growth and development of our business.

Increases in the wholesale rates for digital wireless service could reduce or eliminate our services margin.

We currently purchase digital wireless service at wholesale rates to operate certain parts of our business. While we presently have no reason to belief that these rates will increase, these rates are outside of our control and any increase in the digital wireless serviced may have a material adverse effect on our costs which could decrease our profit margins and revenues.

Product liability claims could have a material adverse effect on our business by creating additional costs related to the payment or settlement of these claims.

It is possible that the operation of our products may give rise to product liability claims. Product liability claims present a risk of protracted litigation, substantial money damages, attorney’s fees, costs and expenses and diversion of our management’s attention. Product liability claims that exceed policy limits applicable to our liability insurance or that are excluded from the policy coverage could result in a material adverse effect on our business, financial condition and results of operations.

We are aware of a potential claim involving us and our prior inventory vendor.

We are aware of a potential claim involving us and our prior inventory vendor. This claim has not been asserted, but we have discussed the possibility of a dispute arising out of disposition of inventory manufactured by this vendor. We do not believe we are liable for future inventory purchases from this vendor. However, should this vendor be successful in asserting their potential claim, it may have a material adverse affect on our financial position, operating results and cash flows.

Changes in industry-specific government regulations could require us to materially increase our expenses to pay compliance fees.

We believe that our products and services are currently exempt from both Federal Communications Commission and state regulations. We rely on our long-distance providers and wireless providers to comply with any applicable regulatory requirements. In the event that our services are reclassified as “telecommunications services,” we could be forced to expend substantial time, money and resources to comply with the applicable regulations and contribute to applicable universal services funds mandated by federal regulations. An event like this could result in a material adverse effect on our business, financial condition and results of operations owing to this increase in expenses.

We may not be able to adequately protect our patents and other proprietary technology, and our intellectual property rights may be challenged by others.

Our products and services are highly dependent upon our technology and the scope and limitations of our proprietary intellectual property rights. In order to protect our technology, we rely on a combination of patents, copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements and other similar arrangements. If our assertion of proprietary intellectual property rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected.

Several of our competitors have obtained and can be expected to obtain patents that cover products or services directly or indirectly related to those which we offer. Our management attempts to be aware of patents containing claims that may pose a risk of infringement by our products or services. In addition, patent applications in the United States are confidential until a patent is issued; accordingly, our management cannot evaluate the extent to which our products or services may infringe on future patent rights being sought by others. In general, if it were determined that any of our products, services or planned enhancements infringed valid patent rights held by others, we would be required to obtain licenses to develop and market these products, services or enhancements from the holders of the patents, to redesign such products or services to avoid infringement, or to cease marketing such products or services or developing the enhancements. In this event, we also might be required to pay past royalties or other damages. We can provide no assurance that, should it become necessary, we would be able to obtain licenses on commercially reasonable terms, or that we would be able to design or redesign our products to incorporate alternative technologies, without a material adverse effect on our business, financial condition and results of operations.

Our current business plan contemplates significant expansion, which we may be unable to manage.

If our management successfully implements our business strategy, we may experience periods of expansion. We can provide no assurance that we will successfully maintain and improve our operating and financial systems, expand, train and manage our employee base, properly manage production and inventory levels to meet product demand and facilitate new product introductions in connection with the expansion of our business. In general, our management’s failure to manage the growth of our business effectively could result in a material adverse effect on our business, financial condition and results of operations.

Our adoption of “Fresh Start Accounting” makes comparisons of our financial position and results of operations with those of prior fiscal periods more difficult.

In connection with our emergence from bankruptcy, we implemented “Fresh Start Accounting” for periods following our reorganization. “Fresh Start Accounting” required us to allocate our reorganization value to all of our assets and liabilities in accordance with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” As a result, the consolidated financial statements for periods after our emergence from bankruptcy are not comparable to our consolidated financial statements for the periods prior to our emergence from bankruptcy. The application of “Fresh Start Accounting” makes it more difficult to compare our post-emergence operations and results to those in pre-emergence periods and could therefore adversely affect trading in and the liquidity of our common stock.

Our certificate of incorporation and bylaws and state law contain provisions that could discourage a takeover.

We have adopted a certificate of incorporation and bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that any one of our stockholders may consider favorable. These provisions include the following:

•	authorizing the board to issue blank check preferred stock on terms it deems advisable;

•	prohibiting cumulative voting in the election of directors; and

•	limiting the persons who may call special meetings of stockholders;

We have adopted a certificate of incorporation that permits our board to issue shares of preferred stock without stockholder approval (other than approvals of the series B and series C convertible preferred stockholders currently required), which means that our board could issue shares with special voting rights or other provisions that could deter a takeover. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of our common stock and dilute existing stockholders.

There are a large number of shares of common stock underlying our convertible preferred stock, secured convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of January 16, 2007, we had outstanding, (i) 547 shares of our series B convertible preferred stock (which were convertible into 3,690,323 shares of common stock), (ii) 5,000 shares of our series C convertible preferred stock (which were convertible into 1,094,676,315 shares of common stock), (iii) $3,789,031 principal amount of our series A senior secured convertible promissory notes (which were convertible into 236,814,438 shares of common stock), (iv) $2,155,206 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 290,597,188 shares of common stock), (v) series A-7 warrants exercisable for 20,625,000 shares of common stock, (vi) series B-4 warrants exercisable for 13,750,000 shares of common stock, (vii) series C-3 warrants exercisable for 27,500,000 shares of common stock, (viii) series D-1 warrants exercisable for 19,250,000 shares of common stock, (ix) series E-7 warrants exercisable for 168,049,892 shares of common stock, (x) series F-4 warrants exercisable for 168,049,892 shares of common stock, and (xi) other warrants exercisable for 41,872,010 shares of common stock.

We have previously registered the resale of 40,000,000 shares of common stock, which includes shares issuable upon conversion of our series A senior secured convertible notes, upon exercise of certain of our warrants and upon conversion of the series B convertible preferred stock. We are obligated to register the resale of additional shares of common stock issuable upon conversion of our series A senior secured convertible notes, our series B secured convertible notes and our series C convertible preferred stock, and upon exercise of our outstanding warrants. Once registered for resale, these shares of common stock may therefore be sold into the public market without restriction upon their issuance.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially affect the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate

The issuance of shares of common stock upon conversion of our secured convertible notes and our convertible preferred stock and upon exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

As of January 16, 2007, we had outstanding 63,228,182 shares of our common stock, which would represent only 3% of our total issued and outstanding common stock upon conversion of all of our secured convertible notes, convertible preferred stock and upon exercise of all of our outstanding warrants. Although certain holders may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause such holder to own more than 4.99% of our outstanding common stock, this restriction does not prevent any holder from converting and/or exercising and selling some of its holdings and then converting the rest of its holdings. In this way, any such holder could sell more than this limit while never holding more than this limit at any one time. The issuance of shares of common stock upon conversion of our secured convertible notes, our convertible preferred stock and upon exercise of our outstanding warrants may result in substantial dilution to the interests of other stockholders.

Because our secured convertible notes may be repaid, at our discretion, in shares of common stock valued at a discount of the common stock’s trading price, should the value of our common stock decrease, our election to repay the notes in shares of common stock could result in a significant issuance of new shares of common stock to the noteholders, causing material dilution to the then existing holders of our common stock.

As of January 16, 2007, we had outstanding (a) $3,789,031 principal amount of our series A senior secured convertible notes (including original issue discount notes) and (b) $2,155,206 principal amount of our series B senior secured convertible notes (including original issue discount notes).

The series A senior secured convertible notes mature 24 months from issuance and beginning on September 1, 2006 and continuing thereafter on the first business day of each month, we must pay an amount to the holders of the notes equal to 1/18th of the original principal amount of the notes; provided, that if on any principal payment date the outstanding principal amount of the notes is less than such principal installment amount, then we must pay to the holders of the notes the lesser amount. We may make such principal installment amounts in cash or in registered shares of common stock in our sole discretion. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holders must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for each of the ten (10) trading days immediately preceding the principal payment date.

The series B subordinated secured convertible notes are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007. We may make principal installment payments in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.

As a result, should we elect to repay the original principal amount of the notes in shares of common stock and should the trading price of our common stock decrease, the number of shares of common stock we would need to issue to satisfy the original principal amount could increase significantly, materially diluting the holdings of our then existing stockholders.

The price of our common stock is volatile.

Historically, market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning our business, the business of our competitors or our wireless providers, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of shares of our common stock. The market price of our common stock and its trading volume have been highly volatile in recent periods and our common stock is often thinly traded.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have never paid cash dividends on our common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business.

Our common stock was recently delisted from trading on the Nasdaq SmallCap Market and it may be deemed to be a “penny stock.”

As the closing bid for our common stock remained below $1.00 per share and we were no longer able to meet certain other tests, we voluntarily delisted our common stock from The Nasdaq SmallCap Market on February 10, 2006, and our common stock may now be deemed to be penny stock. If our common stock is considered penny stock, it will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers selling penny stock must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared before any transaction involving a penny stock can be completed, including required disclosure concerning:

•	sales commissions payable to both the broker-dealer and the registered representative; and

•	current quotations for the securities.

Brokers are also required to send monthly statements disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may not effect transactions in penny stock. This could have a material and adverse effect on the market for our common stock, and the ability of stockholders to sell shares.

Item 2.          Description of Properties.

Our headquarters are located in Richardson, Texas.  We occupy approximately 40,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  The lease for our headquarters facility extends through February 2007.

Item 3.          Legal Proceedings.

On October 13, 2006, we entered into a Memorandum of Understanding with @Road, Inc. with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). Under the Memorandum of Understanding, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $250,000, payable in 24 equal monthly installments beginning January 1, 2007 (subject to acceleration upon certain change of control and financing transactions) and accruing interest at the rate of 8% per annum. The settlement is subject to the approval of our Board of Directors and execution of a final settlement agreement and general release. This amount has been recorded as a liability at August 31, 2006.

We are aware of a potential claim involving us and our prior inventory vendor. This claim has not been asserted, but we have discussed the possibility of a dispute arising out of disposition of inventory manufactured by this vendor. We do not believe we are liable for future inventory purchases from this vendor and several months ago expressed our position to them. However, should this vendor be successful in asserting a claim, it may have a material adverse affect to our financial position, operating results and cash flows.

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that any claims other than those described above exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on future results.

Item 4.          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended August 31, 2006.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our Common Stock was initially offered to the public on June 22, 1995, and was quoted on the Nasdaq National Market (“Nasdaq NMS”) through close of business on February 1, 1999, after which time it began trading on the Nasdaq SmallCap Market (“Nasdaq SmallCap”) under the symbol “HWYM.” Our common stock next traded under the symbol “REDI” on the Nasdaq SmallCap until February 21, 2006, when began trading on the OTC Bulletin Board under the symbol “REDI.OB” following de-listing from the NAsdaq SmallCap The following table sets forth the range of high and low trading prices on the Nasdaq SmallCap Market or the OTC Bulletin Board, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW
2005
Second Quarter	$1.30	$0.50
Third Quarter	$2.30	$0.42
Fourth Quarter	$1.68	$0.50

2006
First Quarter	$1.46	$0.41
Second Quarter	$1.10	$0.20
Third Quarter	$0.22	$0.05
Fourth Quarter	$0.17	$0.04

2007
First Quarter	$0.05	$0.009

There were 86 registered holders of common stock and an estimated 2,700 broker/dealers who beneficially hold common stock on behalf of stockholders as of January 12, 2007. The last sales price for our common stock as reported on January 12, 2007 was $0.0031

We did not pay dividends on our common stock for the fiscal year ended August 31, 2006 and have no plans to do so in the foreseeable future. Furthermore, covenants in the Certificates of Designation for our Series B convertible preferred stock and our Series C convertible preferred stock require the consent of a majority of the Series B convertible preferred stock and the Series C convertible preferred stock, voting as separate classes before may pay a dividend on our common stock.

We do not have an equity compensation plan.

Item 6.          Management’s Discussion and Analysis or Plan of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Factors That May Affect Future Results of Operations” in Item 1 and elsewhere in this Annual Report on Form 10-KSB and other filings with the Securities and Exchange Commission.

Overview

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

Our new REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In addition, the REDIview product line allows us to move to a recurring revenue model for all of its current product offerings, an important and necessary change to our revenue model to achieve overall sustained revenue growth and cash flow positive operations. In implementing our new business plan, we are completing a significant cost and operational-based restructuring, reducing the workforce at all levels, including the senior management level. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.
	Year ended August 31,
	2006	2005
Revenues
Service	53.0%	78.9%
Ratable product	43.8	15.5
Product	3.2	5.6
Total revenues	100.0	100.0

Cost of revenues
Service	49.0	36.5
Ratable product	22.4	8.3
Product	4.5	5.3
Total cost of revenues	75.9	50.1
Gross profit	24.1	49.9

Expenses:

General and administrative	63.7	29.7
Customer service	14.7	9.3
Sales and marketing	31.5	19.5
Engineering	13.7	8.1
Depreciation and amortization	33.6	16.5
Impairment loss on license right	4.0	1.2
Goodwill impairment	130.8	58.7
Legal settlement	4.2	-
Total expenses	296.2	143

Operating loss	(272.1)	(93.0)

Interest income	1.9	1.5
Interest expense	(42.7)	(2.4)
Other (expense) income	5.6	(1.7)
Loss before reorganization items and income taxes	(307.3)	(95.5)

Reorganization items:
Restructuring expenses and losses	-	(0.1)
Net loss before income taxes	(307.3)	(95.7)
Income tax benefit	-	-
Net loss	(307.3)	(96)

Preferred stock dividend	(8.5)	(2.2)
Loss on redemption of preferred stock	(44.8)	-
Repricing of warrants	(1.2)	-
Net loss attributable to common stockholders	(361.8)%	(97.9)%

Twelve Months Ended August 31, 2006, Compared to Twelve Months Ended August 31, 2005

Total revenue of $5.9 million for the twelve months ended August 31, 2006 decreased from $16.4 million during the same period of the prior fiscal year. NSC Systems, revenue, comprised of our REDIview, SBC and Geologic products and services, decreased from $12.6 million during the twelve months ended August 31, 2005 to $3.8 million during the twelve months ended August 31, 2006 primarily due to a reduction in active SBC network subscriber units from 21,900 as of August 31, 2005 to -0- as of August 31, 2006. SBC selected an alternate vendor to supply its next generation AVL product. As the revenues from the SBC contract ended in December 2005, our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

NSC Systems service revenue decreased from $11.9 million during the twelve months ended August 31, 2005 to $2.6 million during the twelve months ended August 31, 2006 while NSC Systems product revenue, including ratable product revenue, increased to $1.2 million during the twelve months ended August 31, 2006 from $0.7 million during the twelve months ended August 31, 2005. New NSC Systems product sales during the twelve months ended August 31, 2006 were derived from sales of REDIview while sales of parts under the service vehicle contract with SBC were minimal. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Thus, REDIview sales accounted for $0.5 million and $2.9 million of total NSC Systems revenue during the twelve months ended August 31, 2005 and 2006, respectively.

VMI revenue for the twelve months ended August 31, 2006 was $2.1 million down from $3.8 million during the same period of the prior fiscal year. New VMI unit sales were minimal during the twelve months ended August 31, 2006 and 2005 as sales and marketing focused on sales of the REDIview product line. We no longer actively market the VMI product; however, we will continue to service and support existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.

Total gross profit margin of 24% during the twelve months ended August 31, 2006 decreased from 50% during the twelve months ended August 31, 2005 primarily due to the loss of higher margins associated with the SBC network subscriber units. We expect gross profit margin to be 25-30% for fiscal year ended 2007 as we focus solely on sales from our REDIview product line.

Total operating expenses decreased from $23.4 million during the twelve months ended August 31, 2005 to $17.5 million during the twelve months ended August 31, 2006. We recorded a $7.7 million and $9.6 million goodwill impairment loss during the twelve months ended August 31, 2006 and 2005, respectively. Since its launch of the REDIview product line in January of 2005, we have experienced significant competition in the marketplace which has eroded our price points and prevented us from achieving our sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, we further revised our business plan modifying our pricing structure, sales and marketing approach and added new feature sets to our REDIview product line to ensure that we remain competitive in the marketplace. We perform an annual test for goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples and therefore determined our goodwill was impaired.

Sales and marketing costs decreased by $1.3 million during the twelve months ended August 31, 2006 to $1.9 million versus $3.2 million during the same period of the prior fiscal year. This decrease was primarily related to the restructuring efforts resulting in a reduction in personnel, auto expenses, facility costs and other related sales and marketing operating costs. General and administrative expenses decreased from $4.9 million during the twelve months ended August 31, 2005 to $3.8 million during the twelve months ended August 31, 2006 primarily due to restructuring and general cost-cutting efforts resulting in lower facility rents, equipment rental, professional fees and other operating expenses. Customer service expenses decreased to $0.9 million during the twelve months ended August 31, 2006 from $1.5 million during the same period of the prior fiscal year primarily due to staffing reductions and other cost-cutting efforts. Engineering expenses decreased to $0.8 million during the twelve months ended August 31, 2006 from $1.3 million also primarily due to staffing reductions and other cost-cutting efforts. Depreciation and amortization expense decreased to $2.0 million during the twelve months ended August 31, 2006 from $2.7 million during the same period in the prior year primarily due to customer relationships being fully amortized as of December 2005 and NSC equipment being fully depreciated as of December 2005.

We recorded $0.3 million to legal settlements expense for the twelve months ended August 31, 2006, representing a proposed settlement of a lawsuit filed by @Road, Inc. Interest income decreased to $0.1 million during the twelve months ended August 31, 2006 from $0.3 million during the same period in the prior year primarily due to a reduction in VMI lease receivables. Interest expense increased to $2.5 million during the twelve months ended August 31, 2006 from $0.4 million during the same period in the prior year primarily due to interest expense related to the Series A Note Financing. Other income (expense) increased to $0.3 million during the twelve months ended August 31, 2006 from ($0.3) million during the same period in the prior year primarily due to the sale of patents to Vehicle IP LLC. We recorded a loss on redemption of preferred stock totaling $2.6 million for the twelve months ended August 31, 2006 for the exchange of Series A preferred stock into Series B preferred stock.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $0.3 million as of August 31, 2006.

Net cash used in operations in 2006 was $4.5 million, primarily due to a net loss of $18.2 million offset by a goodwill impairment charge of $7.7 million, a decrease in accounts receivable of $2.0 million, amortization of debt discount of $1.4 million, depreciation and amortization of $1.5 million, and amortization of deferred financing fees of $0.8 million.

Net cash provided by investing activities in 2006 was $0.6 million, primarily due to the sale of patents to Vehicle IP, LLC for $0.5 million.

Net cash provided by financing activities in 2006 was $3.7 million, primarily due to the proceeds from the debt offering of $4.0 million, the proceeds from the sale of Series B preferred stock and warrants of $0.4 million, and the proceeds from the exercise of warrants of $0.3 million, offset by payments on capital leases and other notes payable of $1.1 million.

We had cash and cash equivalents of $0.5 million as of August 31, 2005.

Net cash used in operations in 2005 was $5.0 million, primarily due to a net loss of $15.7 million, a decrease in restructuring accruals of $3.1 million and a decrease in deferred product revenue of $1.4 million, offset by a charge for goodwill impairment of $9.6 million, a decrease in lease receivables and other assets of $1.4 million, depreciation and amortization of $1.5 million, amortization of license right of $1.2 million, decrease in accrued expenses and other liabilities of $0.9 million, and a decrease in restricted cash of $0.4 million.

Net cash used in investing activities in 2005 was $1.0 million due to additions to property and equipment.

Net cash provided by financing activities in 2005 was $5.2 million, due to the proceeds from the sale of Series A preferred stock of $4.7 million and the issuance of the note payable to SDS of $1.8 million, offset by payments on capital leases and other notes payable of $0.9 million and $0.4 million in dividends paid on the Series A preferred stock.

We have historically relied on a series of financings and asset sales to fund our ongoing operations, including:

•
On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds were $4,651,000 after payment of expenses.

•
On May 31, 2005, we consummated a bridge loan and security agreement in which we issued a promissory note in the amount of $1.75 million. The bridge loan was exchanged into a common stock purchase warrant to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant to purchase 700,000 shares of common stock at an exercise price of $1.75 per share on September 2, 2005.

•
On September 2, 2005, we closed the sale of $6.5 million of Series B convertible preferred stock and common stock warrants. In consideration for the issuance of the Series B convertible preferred stock, we received $750,000 and the return of all of our outstanding Series A convertible preferred stock.

•
On December 16, 2005, in consideration of our reducing the exercise price on certain outstanding warrants from $0.67 to $0.30 per share, the holder exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500. This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000.

•	On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications in exchange for $500,000.

•
On February 24, 2006, we closed a Note and Warrant Purchase Agreement pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes in a private placement transaction. In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by our sole series B preferred convertible stockholder). The purchasers of the series A notes (and the placement agent in the transaction) received the following common stock purchase warrants in the transaction: (i) series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock, (ii) series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock, (iii) series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock, and (iv) Series D-1 warrants (callable only at our option) to purchase 19,250,000 shares in the aggregate of common stock.

•
On November 30, 2006, we entered into a Note and Warrant Purchase Agreement pursuant to which, we will receive up to $1,754,000 in gross proceeds from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 82,218,750 shares of our common stock and (iv) our series F-4 warrants to purchase 82,218,750 shares of our common stock. As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in our February 2006 private placement of our series A notes, we issued to certain of our February 2006 private placement investors, in exchange for $1,652,111 principal amount of the series A notes, an additional (i) $1,784,111 principal amount of series B subordinated secured convertible promissory notes, (ii) $713,644 principal amount of original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 83,690,203 shares of our common stock and (iv) series F-4 warrants to purchase 83,690,203 shares of our common stock. We received no additional proceeds from the exchange. In connection with the private placement, we agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 23,021,250 shares of common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of common stock. We also agreed to pay legal fees in the amount of $35,000 to legal counsel for the investors in the private placement

Our November 2006 private placement is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2005 and the second closing occurred on January 10, 2007. The third closing will occur within five business days after the date that we file an amendment to our Certificate of Incorporation making effective an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

We currently do not expect to achieve profitability during the 2007 fiscal year since we will be building our sales force and channels, completing our cost reduction plans and continuing to transition our customer base to a monthly recurring revenue model. Based on our latest revised pricing structure and cost structure, we currently estimate that to achieve profitability, we will need to have approximately $600,000 in monthly revenues. However, there can be no assurances that we will achieve our REDIview sales targets or our targeted operating cost reductions and failure to do so may have a material adverse effect upon our business, financial condition and results of operations.

We currently believe that with the expected proceeds from our November 2006 private placement, and assuming the achievement of our revised REDIview sales targets and expected operating cost reductions, we have sufficient capital to fund our ongoing operations through the remainder of our 2007 fiscal year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through at least June 2007. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.

Nasdaq Delisting Notification

On February 15, 2005, we received notice from the Nasdaq Listing Qualifications Department that for the previous 30 days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310(c)(4), we were provided 180 calendar days, or until August 15, 2005, to regain compliance.

On April 27, 2005, we received written notice from the Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market that we had regained compliance with Nasdaq Marketplace Rule 4310(c)(4) as the closing bid price for our common stock has been at $1.00 per share or greater for at least 10 consecutive business days. Accordingly, the matter regarding the Company’s non-compliance with Marketplace Rule 4310(c)(4) was closed and our listing on the Nasdaq Small Cap Market was in good standing.

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

On February 15, 2006, SDS, the sole holder of our Series B Convertible Preferred Stock, provided us with a waiver letter irrevocably waiving their right to force us to redeem our Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock based upon the delisting of our common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006 (the “Waiver Letter”). As per the Waiver Letter, SDS further irrevocably waived its right to demand that we pay any penalties to SDS pursuant to that certain Registration Rights Agreement between us and SDS dated September 2, 2005 based upon the delisting of our common stock from the Nasdaq SmallCap Market which occurred on February 10, 2006.

Contractual Obligations

The following summarizes the Company’s significant financial commitments at August 31, 2006:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Obligations under Series A Note and Warrant
Purchase Agreement
Principal Payments - Notes	$5,000	$3,333	$1,667	$-	$-
Principal Payments - OID Notes	750	$500	$250	-	-
Long-Term Debt (a)
Principal Payments	2,000	2,000	-	-	-
Interest Payments	210	210	-	-	-
Capital Lease Obligations	450	232	218	-	-
Legal settlement	250	83	167	-	-
Operating Leases	152	139	13	-	-
Other Notes Payable	134	134	-	-	-
Purchase Obligations (b)	1,051	1,051	-	-	-
Other Liabilities (c)	379	227	96	56	-
Total	$10,376	$7,909	$2,411	$56	$-

(a)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in July of 2007. Interest is payable monthly based on an annual rate of 12%.

(b)	Primarily includes obligations to purchase REDIview inventory.

(c)	Primarily includes obligations under priority tax claims allowed under the bankruptcy proceedings and product warranty commitments.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred. All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Consolidated Balance Sheets under the captions “Deferred product revenues - current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

Allowance for Doubtful Accounts and Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollaterized and we expect to continue this policy in the future.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

Inventory

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.   Historically, our estimates for inventory obsolescence have not differed materially from actual results.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. We adopted FAS 123R as of September 1, 2005 and applied the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. We extinguished our prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date. We have issued restricted stock to certain members of senior management. Compensation expense totaling $70,000 has been recorded during the fiscal year ended August 31, 2006 related to the vesting of restricted shares.

Goodwill and Other Intangibles

We account for goodwill, the vehicle management information license right, and other intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires us to review for impairment of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve our estimates of asset useful lives and future cash flows. When this event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, we recognize an impairment loss. We generally utilize an income approach, a discounted future cash flow analysis and an analysis of market multiples to estimate fair value of the asset. Actual useful lives and cash flows could be different from those estimated. This could have a material affect on our operating results and financial position. We test goodwill for impairment on an annual basis, or between annual tests if we determine that a significant event or change in circumstances warrants such testing in accordance with the provisions of SFAS 142 which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.

Since our launch of the REDIview product line in January of 2005, we have experienced significant competition in the marketplace which has eroded our price points and prevented us from achieving our sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, we further revised our business plan modifying our pricing structure, our sales and marketing approach and added new feature sets to our REDIview product line to ensure that we remain competitive in the marketplace. We have significantly reduced our future projected cash flows from previous projections. During the fiscal year ended August 31, 2005, we performed our annual test for goodwill impairment utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples and determined that our goodwill was impaired by an estimated $9.6 million. Goodwill was written off by $9.6 million representing the full amount of the estimated impairment.

Based on our failure to achieve our forecasted sales targets for the fiscal year ended August 31, 2006, we began analyzing and revising our current and long-term business plans with the goal of optimizing our sales and marketing strategy in order to maximize our revenues and further reduce our operating costs. As a result, we materially modified our existing business plan. In implementing our new business plan, we completed a significant cost and operational-based restructuring downsizing our workforce at all levels including prior senior management level and ceased our development efforts to launch two new product lines during the fiscal year ended August 31, 2006 instead focusing our efforts on enhancing our existing REDIview product line. As a result, in addition to significantly reducing our projected operational costs, we significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

As a result and in accordance with SFAS 142, we performed interim and annual tests of our goodwill utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our cost savings. We have determined that our goodwill was further impaired during the fiscal year ended August 31, 2006 by an estimated $7.7 million. Goodwill was thus further written off by $7.7 million representing the full amount of the estimated impairment. At August 31, 2006, the remaining carrying value of our goodwill was $2.4 million. There can be no assurances that we will achieve our REDIview sales targets and targeted cost reductions and our failure to do so may have a material adverse effect upon our Goodwill.

Business and Credit Concentrations

We continuously monitor collections and payments from our customers and maintain a provision for estimated accounts receivable that may eventually become uncollectible based upon historical experience and specific customer information. There is no guarantee that we will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of our accounts receivable and future operating results.

Revenues from sales of our REDIview products and services accounted for approximately 50% and 3% of our total revenues during the fiscal years ended August 31, 2006 and 2005, respectfully. SBC accounted for approximately 15% and 61%, respectively, of total revenues during the same period. The SBC contract expired effective December 31, 2005. During the fiscal years ended August 31, 2006 and 2005, SBC and Geologic Solutions, Inc. (“Geologic”) accounted for approximately 15% and 73%, respectively, of total revenues. Geologic terminated its contract with us effective August 31, 2005. Revenues from sales of our VMI products and services accounted for approximately 35% and 23% of our total revenues during the fiscal years ended August 31, 2006 and 2005, respectfully.

Impact of Recently Issued Accounting Standards

Financial Accounting Standards No. 155 (“FAS 155”). In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). With respect to FAS 133, FAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of FAS 133. With respect to FAS 140, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 to significantly affect our financial condition or results of operations.

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to significantly affect our financial condition or results of operations.

Off-Balance Sheet Arrangements

As of August 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk

We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 7.          Financial Statements.

The information required by this item is included on pages F-1 through F-48.

Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Change from BDO Seidman, LLP to KBA Group LLP

On March 10, 2006, the audit committee of our board of directors approved the engagement of, and we engaged, KBA Group LLP to serve as our principal independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending August 31, 2006, replacing BDO Seidman, LLP.

During our two most recent fiscal years and through March 10, 2006, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to BDO Seidman, LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

On February 3, 2006, following their review of our disclosure contained herein in response to Item 304(a) of Regulation S-K, BDO Seidman, LLP furnished us with a letter addressed to the Commission stating that it agrees with the statements made by us contained herein in response to Item 304(a) of Regulation S-K.

During our two most recent fiscal years and through March 10, 2006, we did not consult KBA Group LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

Item 8A.       Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. Our disclosure committee consists of members of our senior management.

Under the supervision, and with the participation of our senior management, including our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures was performed as of August 31, 2006. Based on this evaluation, the CFO has concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

These matters are with regard to insufficient personnel resources within the company, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve certain routine and non-routine and/or complex accounting transactions. A significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected is considered a material weakness. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

To remediate this internal control weakness, management has commenced implementation of the following measures: The Company will continue to add sufficient personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The Company plans to have this implemented during the second quarter of 2007.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

(i)	On May 31, 2006, J. Raymond Bilbao resigned the office of President, Chief Operating Officer and Secretary;

(ii)	On June 18, 2006, Mathew Petzold resigned from his position as director;

(iii)	On June 30, 2006, Dennis R. Casey resigned the office of Chief Executive Officer and resigned from his position as Chairman of our Board of Directors;

(iv)	On June 30, 2006, Gregg J. Pritchard resigned from his position as director;

(v)	On June 30, 2006, Thomas W. Honeycutt resigned from his position as director;

(vi)	On June 30, 2006, Marshall G. Saffer joined our Board of Directors;

(vii)	On July 8, 2006, Phillip K. Hunter joined our Board of Directors;

(viii)	On July 11, 2006, Christopher D. Phillips joined our Board of Directors;

(ix)	On December 5, 2006, David Walters joined our Board of Directors and was appointed Chairman of the Board;

(x)	On December 5, 2006, Keith C. Moore joined our Board of Directors and was appointed Secretary of the Board;

(xi)	On December 5, 2006, Christopher D. Phillips resigned from his position as director; and,

(xii)	On December 22, 2006, Phillip K. Hunter resigned from his position as director.

Item 8B.       Other Information

Not applicable.

PART III

Item 9.          Directors and Executive Officers of Remote Dynamics, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position
David Walters	44	Director, Chairman
Keith C. Moore	46	Director, Secretary
Dennis Ackerman	59	Director
Marshall G. Saffer	36	Director
Neil Read	42	Vice President, Chief Financial Officer, and Treasurer

Directors

DAVID WALTERS - Director and Chairman since December 5, 2006.
Mr. Walters has served as Chairman and Chief Executive Officer of Bounce Mobile Systems, Inc., since July 2006. Since February 2000, he has served as a managing member of Monarch Bay Capital Group, LLC, a consulting company and since March 2006, as a managing member of Monarch Bay Management Company, LLC, also a consulting company. Mr. Walters has extensive experience in investment management, corporate growth development strategies and capital markets. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego in 1985. Mr. Walters also serves as Chairman of the Board of Directors of Monarch Staffing, Inc. and a member of the Board of Directors of Precision Aerospace Components, Inc..

KEITH C. MOORE - Director and Secretary since December 5, 2006.

Mr. Moore is Chairman and Chief Executive Officer of DataLogic International, Inc., an information technology company, positions he has held since January 2005. Since March 2006, he has also served as a managing member of Monarch Bay Management Company, LLC, a consulting company. From April 1999 to January 2005, Mr. Moore served as Chairman and Chief Executive Officer of iTechexpress, Inc. Mr. Moore received his Bachelors degree in Finance from Eastern Michigan University in 1982 and his Masters degree from Eastern Michigan University in Finance in 1984. Mr. Moore also serves as member of the Board of Directors of Monarch Staffing, Inc.

DENNIS ACKERMAN — Director since January 4, 2006.

Mr. Ackerman, age 59, served as Director of the Bank of America Entrepreneurial Center from 1987 through December 2004. The Bank of America Entrepreneurial Center provides business planning and business plan implementation services for businesses. Since formation in 1987, the Center has assisted business with raising over $500 million in working capital. From 1974 through 1987, Mr. Ackerman served as President of energy company with a distribution network covering five states. Mr. Ackerman obtained a B.S. degree in Comprehensive Science from the College of Education at Ohio State University in 1969.

MARSHALL G. SAFFER — Director since June 30, 2006.

Mr. Saffer, age 36, has served as the Senior Manager — Business Development for VITEOS Capital Markets since March 2006. Previously, Mr. Saffer held senior sales and marketing positions for SS&C Technologies, DST International and Financial Models Company. Mr. Saffer holds a Bachelor of Administration in Psychology from Connecticut College.

Executive Officers

Except as disclosed under “Employment Agreements” below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

NEIL READ— Vice President, Chief Financial Officer and Treasurer since December 27, 2005

Mr. Read, age 42, previously served as the Company’s Chief Accounting Officer since July 2004. Mr. Read originally joined the Company as Tax Manager serving in such role from November 1998 through December 1999. From January 2000 through June 2004, Mr. Read served as Director of Revenue Assurance and Treasury. Prior to joining Remote Dynamics Mr. Read was employed by AT&T Wireless and McCaw Cellular where he served in various financial and accounting roles. Mr. Read earned a Bachelor of Business Administration in Accounting from Texas Tech University and is a Certified Public Accountant.

There are no family relationships among the directors and executive officers of Remote Dynamics, Inc.

Organization of the Board of Directors and Meetings

Pursuant to our Third Amended and Restated Bylaws, our Board of Directors will consist of five board members. Our Board of Directors presently consists of board members: David Walters, Keith C. Moore, Dennis Ackerman, and Marshall Saffer. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

On September 2, 2005, we sold 650 shares of our Series B convertible preferred stock to SDS Capital Group SPC Ltd. pursuant to a Securities Purchase Agreement, dated September 2, 2005. The holder of a majority of the Series B convertible preferred stock has the right to appoint one representative to our Board of Directors and is entitled to designate one observer to meetings of our Board of Directors and its committees. Although the holder of our Series B convertible preferred stock retains the right to do so in the future, it has not yet exercised its right to appoint a board member. The holder of our Series B convertible preferred stock has designated Raahim Don as its board observer to attend the meetings of our Board of Directors and its committees. If the holder of a majority of the Series B convertible preferred stock provides written notice to us that it intends to designate a board member, then the Board of Directors can, by resolution, increase the size of the board by one board seat to accommodate the request.

Audit Committee. Our Board of Directors maintains a separately standing audit committee, currently composed of Keith C. Moore and Dennis Ackerman.   Neither Mr. Ackerman nor Mr. Moore qualifies as “independent,” as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee, with the assistance of our independent accountants, determines the adequacy of internal controls and other financial reporting matters, and reviews and recommends to the board of directors for approval all published financial statements.

Audit Committee Financial Expert. Our Board of Directors has determined that Keith C. Moore qualifies as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Mr. Moore does not qualify as independent under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Code of Ethics for Chief Executive Officer and Senior Financial Officers. On November 7, 2003, our Board of Directors adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A full copy of this Code is filed as Exhibit 14.1 filed in connection with our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2004.

  Nomination and Corporate Governance Committee. There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Indemnification of Directors and Officers.  We indemnify each person who is or was a director, officer, employee or agent of Remote Dynamics, or serves at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, judgments, fines and amounts incurred in that capacity.

We will indemnify only for actions taken:

•	in good faith in a manner the indemnified person reasonably believed to be in or not opposed to the best interests of Remote Dynamics; or

•	with respect to criminal proceedings, not unlawful.

We will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply, provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. Our Bylaws specifically provide that the indemnification rights granted thereunder are nonexclusive. In accordance with our Bylaws, we have purchased insurance on behalf of our directors and officers in amounts that we believe to be reasonable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership of securities and subsequent changes in beneficial ownership. Our officers, directors and greater-than-ten-percent stockholders are required by the Securities and Exchange Commission’s regulations to furnish us with copies of all Section 16(a) forms which they have filed.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no Form 5 reports were required, all of our officers, directors and beneficial owners of more than 10% of our common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended August 31, 2006.

Compensation of Directors

Our Board of Directors has the authority to fix the compensation of directors. Our Bylaws provide that directors may be reimbursed for reasonable expenses for their services to us, and may be paid either a fixed sum for attendance at each Board of Directors meeting or a stated annual director fee. We also reimburse our directors for travel expenses. In addition, we provide our non-employee directors with a standard annual director’s fee of $10,000. The director’s fees are paid quarterly and prorated for partial service.

Item 10.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last three full fiscal years, by us to: (a) our former President and Chief Executive Officer, (b) our Chief Financial Officer and (c) four other four most highly compensated executive officers during fiscal year ended August 31, 2006. Some of the persons named below are employed by us under an employment agreement.

	Annual Compensation				Long Term Compensation Awards Securities
Name and Principal Position	Year	Salary (Dollars)	Bonus (Dollars)	Other Annual Compensation(Dollars)	Underlying Options/ SARs (shares)
Dennis R. Casey (1)	2006	$83,333	$-	$-	$-
Former President and Chief Executive	2005	$225,000	$-	$-	$-
Officer	2004	$121,311	$25,000	$73,500 (2)	$-

W. Michael Smith (3)	2006	$66,667	$-	$108,334 (2)	$-
Former Executive Vice President, Chief	2005	$200,000	$-	$-	$-
Financial Officer, Chief Operating	2004	$182,107	$-	$49,000 (3)	$-
Officer and Treasurer

J. Raymond Bilbao (4)	2006	$150,000	$-	$50,000 (4)	$-
Former President and Chief Operating	2005	$200,000	$-	$-	$-
Officer	2004	$182,019	$-	$49,000 (4)	$-

Joseph Pollard (5)	2006	$52,180	$-	$-	$-
Former Senior Vice President Sales and	2005	$200,000	$-	$-	$-
Marketing for Remote Dynamics	2004	$19,354	$-	$164,500 (5)	$-

David Bagley (6)	2006	$47,234	$-	$76,754 (6)	$-
Former Senior Vice President, Networks &	2005	$141,700	$-	$67,500 (6)	$-
Engineering for Remote Dynamics	2004	$128,800	$-	$-	$-

Neil Read (7)
Vice President, Chief Financial Officer,	2006	$113,588	$-	$23,800 (7)	$-
and Treasurer	2005	$103,394	$2,899	$-	$-
	2004	$98,452	$6,756	$-	$-

(1)
Mr. Casey became our President and Chief Executive Officer effective January 30, 2004. Mr. Casey resigned the office of President on December 27, 2005. Mr. Casey resigned the office of Chief Executive Officer (Principal Executive Officer) on June 30, 2006.

(2)
Represents 150,000 shares of restricted stock with a value of $150,000. The restricted stock originally vested pursuant to the achievement of certain performance objectives. On June 27, 2006, our Board of Directors approved vesting of all of Mr. Casey's restricted shares.

(3)
Represents 100,000 shares of restricted stock with a value of $100,000. The restricted stock originally vested pursuant to the achievement of certain performance objectives. On February 1, 2006, Mr. Smith's restricted shares vested in accordance with the termination of his employment agreement with us. Mr. Smith received a severance payment in accordance with the termination of his employment agreement with us. For the fiscal year ended August 31, 2006, Mr. Smith received $108,334 in severance pay.

(4)
Represents 100,000 shares of restricted stock with a value of $100,000. The restricted stock originally vested pursuant to the achievement of certain performance objectives. Mr. Bilbao resigned the office of President, Chief Operating Officer and Secretary on May 31, 2006. Mr. Bilbao's restricted shares were forfeited upon his resignation. The Board of Directors granted Mr. Bilbao a separation payment of $50,000 upon his resignation from the Company.

(5)
Represents 100,000 shares of restricted stock with a value of $100,000. The restricted stock originally vested pursuant to the achievement of certain performance objectives. Mr. Pollard resigned as of December 6, 2005. Mr. Pollard's restricted shares were forfeited upon his resignation.

(6)
Represents 75,000 shares of restricted stock with a value of $75,000. The restricted stock originally vested pursuant to the achievement of certain performance objectives. Mr. Bagley's employment was terminated on December 27, 2005. On February 1, 2006, Mr. Bagley's restricted shares vested in accordance with the termination of his employment agreement with us. Mr. Bagley received a severance payment in accordance with the termination of his employment agreement with us. For the fiscal year ended August 31, 2006, Mr. Bagley received $47,234 in severance pay.

(7)
On September 17, 2005, Mr. Read was issued 20,000 shares of restricted stock with a value of $23,800. The restricted stock vests pursuant to the achievement of certain performance objectives. If we pay cash dividends on shares of our common stock, we shall credit to a bookkeeping account in the name of Mr. Read the amount of cash dividends payable on his shares of restricted stock. Mr. Read's dividend account associated with his shares of restricted stock shall become vested and payable in cash on the date his shares of restricted stock vest. See the 2004 Restated Management Incentive Plan for additional details regarding the vesting requirements. On June 27, 2006, our Board of Directors approved vesting of Mr. Read's restricted shares.

2004 Restated Management Incentive Plan

Pursuant to our plan of reorganization, we implemented the 2004 Restated Management Incentive Plan. Grants made pursuant to the 2004 Restated Management Incentive Plan vest as follows:

•
One third of the restricted shares granted will vest upon the execution by Remote Dynamics of an agreement with the member companies of SBC Communications, Inc. for the retrofit of SBC’s fleet of service vehicles at the substantially similar volumes and profit margins as set forth in the May 20, 2004 Report to the Official Unsecured Creditors Committee;

•
One third of the restricted shares granted will vest upon the completion by Remote Dynamics of three consecutive fiscal quarters in which Remote Dynamics achieves positive earnings before interest, depreciation, taxes and amortization on or before January 2, 2007; and

•	One third of the restricted shares granted vest upon the completion by Remote Dynamics of four consecutive fiscal quarters in which Remote Dynamics achieves net income on or before July 2, 2007.

Savings Plan

We have a 401(k) Retirement Investment Profit-Sharing Plan that covers all of our employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each calendar year is $15,000, the maximum amount permitted under the Internal Revenue Code of 1986, as amended. We match 50% of an employee’s contribution to the 401(k) Plan up to 6% of pre-tax earnings for a total potential matching contribution of 3% of the employee’s pre-tax earnings.

Employment Agreements

As of January 16, 2007, we have a current employment agreement with Neil Read, our Vice President, Chief Financial Officer and Treasurer. The following is a summary of the material details of the employment agreement. Please be aware that this summary may not contain all of the information that is important to you and we encourage you to read the actual employment agreement in its entirety.

The agreement for Mr. Read provides for Mr. Read’s employment with us for an initial one-year term, through October 23, 2007. The agreement will thereafter continue on a month-to-month basis and may be terminated by either party on thirty days written notice. Mr. Read’s employment will be automatically terminated upon his death or permanent disability. Under the terms of the agreement, Mr. Read:

•	is to be paid an annual base salary of $150,000;

•	is subject to particular confidentiality, non-competition and non-solicitation covenants, as more fully described in his employment agreement;

•
is entitled to a one-time severance payment equal to his monthly base salary multiplied by the number of months remaining in the initial one year term of the employment agreement should Mr. Read be terminated by us without cause;

•	is entitled to participate in our 2004 Restated Management Incentive Plan as well as our other employee benefit plans.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended August 31, 2006, the following members of the Board of Directors served on our Compensation Committee: Gerry Quinn, Thomas Honeycutt, Greg Pritchard, Matthew Petzold, Marshall Saffer and Keith C. Moore. Gerry Quinn resigned from the Board of Directors and its Compensation Committee effective December 22, 2005. Matthew Petzold was appointed to the Compensation Committee effective January 23, 2006. Mr. Petzold resigned from the Board of Directors and its Compensation Committee effective June 18, 2006. Mr. Honeycutt resigned from the Board of Directors and its Compensation Committee effective June 30, 2006. Mr. Pritchard resigned from the Board of Directors and its Compensation Committee effective June 30, 2006. Marshall Saffer and Keith C. Moore were appointed to the Compensation Committee effective December 5, 2006.

     During the fiscal year ended August 31, 2006, our Compensation Committee reviewed and adjusted the salary structures of executive officers subject to employment agreements and executive officers who were not subject to employment agreements.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 16, 2007

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our executive officers and directors; and

•	by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Nature of Beneficial owner (1)	Beneficial Ownership Number of Shares	Percent of Total (2)
Bounce Mobile Systems, Inc.	Stockholder	1,320,332,565 (3)	61.5%
30950 Rancho Viejo Rd. #120
San Juan Capistrano, CA 92675

Dennis Ackerman	Director	650,650 (4)	*

Keith Moore	Director	—	—

Marshall Saffer	Director	—	—

David Walters	Chairman and Director	1,320,332,565 (3)	61.5%

Neil Read	Vice President, Chief Financial Officer & Treasurer	20,000	*

All executive officers and
directors as a group
(5 persons)		1,321,001,915 (3,4)	61.5%

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of the Company's common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Company's common stock indicated as beneficially owned by them.

(2) Based upon the following outstanding securities: (a) 63,228,182 shares of common stock, (b) 547 shares of our series B convertible preferred stock (which were convertible into 3,690,323 shares of common stock), (c) 5,000 shares of our series C convertible preferred stock (which were convertible into 1,094,676,315 shares of common stock), (d) $3,789,031 principal amount of our series A senior secured convertible promissory notes (which were convertible into 236,814,438 shares of common stock), (e) $4,649,555 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 290,597,188 shares of common stock), (f) series A-7 warrants exercisable for 20,625,000 shares of common stock, (g) series B-4 warrants exercisable for 13,750,000 shares of common stock, (h) series C-3 warrants exercisable for 27,500,000 shares of common stock, (i) series D-1 warrants exercisable for 19,250,000 shares of common stock, (j) series E-7 warrants exercisable for 168,049,892 shares of common stock, (k) series F-4 warrants exercisable for 168,049,892 shares of common stock, and (l) other warrants exercisable for 41,872,010 shares of common stock.

(3) Consists of shares of common stock issuable upon conversion or exercise of the following outstanding securities held by BMSI: (a) 5,000 shares of our series C convertible preferred stock, (b) $1,743,000 principal amount of series B subordinated secured convertible notes (including original issue discount series B subordinated secured convertible notes), (c) our series E-7 warrants to purchase 58,359,375 shares of our common stock, and (d) our series F-4 warrants to purchase 58,359,375 shares of our common stock.

(4) This individual does not actually own any shares but is deemed to beneficially own 650,650 shares issuable upon conversion of a convertible promissory note issued by the Company.

Item 12.        Certain Relationships and Related Transactions.

HFS Exit Financing

On June 29, 2004, we closed on a bankruptcy court-approved exit financing facility with HFS Minorplanet Funding LLC (“HFS”) and other accredited investors in the amount of $1,575,000. As part of the facility, we agreed to issue a $1,575,000 convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12%. HFS was required to provide the funding within 21 days of the closing.

On July 20, 2004, we amended the exit financing by with HFS increasing the amount of the financing from $1,575,000 to $2,000,000. As a result, we issued a $2,000,000 convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12%. Upon issuance of the note, HFS provided the $2,000,000 funding to us less a commission in the amount of $80,000 representing 4% of the loan proceeds. HFS, may at any time demand repayment of the accrued interest and unpaid principal on the note, based upon a fixed conversion price (currently $3.08 per share of common stock), whose aggregate value equals the amount of accrued interest and principal being repaid. We paid HFS $240,000 in interest payments on the note during each of the twelve months ended August 31, 2006 and August 31, 2005, respectively.

In connection with the exit financing, we agreed to appoint one additional member to our Board of Directors as designated by HFS, unless such appointment would cause us to violate the independent director requirements, based on the written advice of legal counsel, as set forth in the rules and regulations of the NASDAQ Stock Exchange, the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the Securities and Exchange Commission. This additional designee will serve on our Board of Directors until the exit financing note is repaid in cash or repaid by conversion to common stock. Stephen CuUnjieng, the president of HFS and a controlling partner in HFS, served as the HFS designee from July 13, 2004 to December 15, 2005. Mr. CuUnjieng was employed by us as director of strategic finance from January 30, 2004 through December 31, 2004, to assist us with further fund raising. On January 4, 2006, we appointed Dennis Ackerman to serve as the HFS-designee member of our Board of Directors. Mr. Ackerman currently serves as a director of HFS Capital Private Equity Fund LLC, the Managing Member of HFS. Mr. Ackerman is deemed to beneficially own 650,650 shares of common stock issuable upon conversion of the HFS note.

On November 30, 2006, we entered into a promissory note with HFS in the principal amount of $1,000,000 and having a maturity date of December 1, 2007. At maturity, (a) the promissory note (and all amounts due under the note) automatically converts into our securities of the same kind issued by us in our November 2006 private placement (based on $1,000,000) and (b) the existing $2,000,000 convertible promissory note issued by us to HFS will be cancelled.

Monarch Bay Management Company Agreement

Our wholly owned subsidiary, BounceGPS, Inc., has an agreement with Monarch Bay Management Company, L.L.C. ("MBMC") for corporate development and chief financial officer services. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC. The agreement was entered into prior to our December 4, 2006 acquisition of BounceGPS, Inc. and prior to Messrs. Walters and Moore joining our Board of Directors. Under the agreement with MBMC, BounceGPS, Inc. will pay to MBMC a monthly fee of $20,000 in cash. The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party.

Item 13.        Exhibits.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Remote Dynamics, Inc. and Subsidiary, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

2.1	Stock Purchase and Exchange Agreement by and among @Track Communications, Inc., Minorplanet Systems PLC and Mackay Shields LLC dated February 14, 2001 (1)

2.2.1	Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)

2.2.2	List of schedules and exhibits omitted from that certain Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)

2.3
Findings and Fact, Conclusions of Law and Order Confirming Remote Dynamics, Inc.’s Third Amended Joint Plan of Reorganization and Approving Settlement of Remote Dynamics, Inc.’s Amended Motion for Valuation dated June 28, 2004. (3)

2.4.1	Share Exchange Agreement with Bounce Mobile Systems, Inc. dated November 30, 2006(4)

2.4.2	Registration Rights Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (4)

2.4.3	Security Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (4)

2.4.4	Series B subordinated secured convertible promissory note of issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)

2.4.5	Original issue discount series B subordinated secured convertible promissory note issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)

2..4.6	Series E-7 Warrant issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)

2.4.7	Series F-4 Warrant issued to Bounce Mobile systems, Inc. on December 4, 2006 (4)

3.1.1	Amended and Restated Certificate of Incorporation dated June 30, 2004 (3)

3.1.2*	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated May 26, 2006 (5)

3.2	Third Amended and Restated By-Laws dated June 30, 2004 (6)

4.1	Specimen of certificate representing the Common Stock, $.01 par value, of Remote Dynamics, Inc. (7)

4.2	Amended and Restated Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (4)

4.3	Certificate of Designation, Preferences and Rights, Series C Convertible Preferred Stock, as filed with Secretary of State of Deleware on December 4, 2006 (4)

10.1.1	Securities Purchase Agreement with SDS Capital Group SPC, Ltd. dated May 31, 2005(8)

10.1.2	Amendment No. 1 to Securities Purchase Agreement with SDS Capital Group SPC, Ltd. (4)

10.2.1	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (8)

10.2.2	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (8)

10.2.3	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (8)

10.2.4	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (8)

10.3.1	Note and Warrant Purchase Agreement dated as of February 23, 2006 (9)

10.3.2	Registration Rights Agreement dated as of February 23, 2006 (9)

10.3.3	Security Agreement dated as of February 23, 2006 (9)

10.3.4	Form of series A senior secured convertible promissory note due February 24, 2008 (9)

10.3.5	Form of original issue discount series A senior secured convertible promissory note due February 24, 2008 (9)

10.3.6	Form of Series A-7 Warrant issued on February 24, 2006 (9)

10.3.7	Form of Series B-4 Warrant issued on February 24, 2006 (9)

10.3.8	Form of Series C-3 Warrant issued on February 24, 2006 (9)

10.3.9	Form of Series D-! Warrant issued on February 24, 2006 (9)

10.4.1	Note and Warrant Purchase Agreement dated as of November 30, 2006 (4)

10.4.2	Registration Rights Agreement dated as of November 30, 2006 (4)

10.4.3	Security Agreement dated as of November 30, 2006 (4)

10.4.4	Form of series B senior secured convertible promissory note due December 4, 2009 (4)

10.4.5	Form of original issue discount series B senior secured convertible promissory note due December 4, 2009 (4)

10.4.6	Form of Series E-7 Warrant issued on December 4, 2006 (4)

10.4.7	Form of Series F-4 Warrant issued on December 4, 2006 (4)

10.5#	2004 Restated Management Incentive Plan(10)

10.6.1#	Employment Agreement with Neil Read dated October 23, 2006 (11)

10.6.2#	Restricted Stock Agreement with Neil Read dated November 7, 2005 (5)

10.7	Consulting Agreement with Saffron Capital Management LLC dated January 24, 2006(12)

10.8#	Separation Agreement with J. Raymond Bilbao dated May 31, 2006 (5)

10.9*	Consulting Agreement with Monarch Bay Management Company dated July 1, 2006

10.10*	Promissory Note issued to HFS due December 1, 2007

14.1	Code of Ethics for Senior Financial Officers (20)

21.1*	Subsidiaries of Registrant

23.1*	Consent of KBA Group LLP

23.3*	Consent of BDO Seidman, LLP

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Management contract and/or compensatory plan, contract or arrangement

* Filed herewith

(1)	Incorporated herein by reference to Remote Dynamics, Inc.’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 11, 2001.

(2)
Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on March 27, 2002; certain confidential portions were deleted pursuant to an ‘Order Granting Application for Confidential Treatment’ issued in connection with Remote Dynamics, Inc.’s Current Report on Form 8-K filed with the SEC on March 27, 2002.

(3)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on July 14, 2004.

(4)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2006.

(5)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-QSB, as filed with the SEC on July 17, 2006.

(6)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.

(7)	Incorporated herein by reference to Remote Dynamics, Inc.’s Registration Statement on Form S-1, as amended (No. 33-9 1486), as declared effective by the SEC on June 22, 1995

(8)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on September 7, 2005.

(9)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K/A, as filed with the SEC on March 1, 2006.

(10)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.

(11)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on November 22, 2006.

(12)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 30, 2006.

Item 14.        Principal Accountant Fees and Services

On March 8, 2006, the Audit Committee our Board of Directors approved the engagement of KBA Group LLP (“KBA”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended August 31, 2006. Prior to March 8, 2006, our principal independent public accountant was BDO Seidman, LLP (“BDO”). Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below. Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Fiscal Year Ended August 31,
	2006	2005
KBA Group
Audit fees	$35,000	$-
Audit-related fees (a)	2,100	-
Tax fees (b)	19,050	-
Registration Statement Fees	3,000	-
All other fees	4,000	-
BDO Seidman
Audit fees	$89,171	$113,171
Audit-related fees (a)	8,000	-
Tax fees (b)	-	27,900
Registration Statement Fees	33,768	-
All other fees	-	16,500
Deloitte & Touche
Audit fees	$-	$-
Audit-related fees (a)	-	-
Tax fees (b)	-	-
Registration Statement Fees	5,750	-
All other fees	4,200	-

(a) Audit-related fees primarily include research services to validate certain accounting policies of us.

(b) Tax fees include costs for the preparation of our corporate income tax return.

In accordance with the Audit Committee Charter of our Audit Committee (“Charter”), all audit and non-audit services to be provided by our principal accountant relating to the audit of our financial statements must be pre-approved by our Audit Committee. The Charter further provides that if the services to be rendered by our principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by us to our principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by us at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or by one or more members of our Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by our Audit Committee. All the services provided by our principal accountants during the fiscal years ended August 31, 2006 and 2005 were pre-approved by our Audit Committee.

ANNUAL REPORT ON FORM 10-KSB
ITEM 7
FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2006 and 2005
REMOTE DYNAMICS, INC.
RICHARDSON, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Remote Dynamics, Inc.

We have audited the accompanying consolidated balance sheet of Remote Dynamics, Inc. and subsidiary (the “Company”) as of August 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remote Dynamics, Inc. and subsidiary as of August 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant working capital deficit, suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. The Company’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBA Group LLP
KBA Group LLP Dallas, Texas January 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Remote Dynamics, Inc.
Richardson, Texas

We have audited the accompanying consolidated balance sheet of Remote Dynamics, Inc. as of August 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Remote Dynamics, Inc. at August 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP Dallas, Texas October 27, 2005

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	August 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$303	$503
Accounts receivable, net of allowance for doubtful accounts
of $77 and $197, respectively	586	2,695
Inventories, net of reserve for obsolescense of $112 and $313, respectively	360	791
Deferred product costs - current portion	1,121	950
Lease receivables and other current assets, net	299	632
Total current assets	2,669	5,571

Property and equipment, net of accumulated depreciation
and amortization of $2,548 and $1,565 respectively	2,237	3,743
Deferred product costs - non-current portion	1,044	1,007
Goodwill	2,395	10,120
License right, net	95	580
Other intangibles, net	-	271
Deferred financing fees, net	2,353	-
Lease receivables and other assets, net	365	414
Total assets	$11,158	$21,706

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,090	$1,557
Deferred product revenues - current portion	2,033	2,038
Series A convertible notes payable (net of discount of $2,395)	1,438	-
Note payable - HFS	2,000	-
Note payable - SDS	-	1,750
Accrued expenses and other current liabilities	1,793	2,083
Total current liabilities	8,354	7,428

Deferred product revenues - non-current portion	1,786	2,112
Capital leases, less current portion	211	423
Note payable - HFS	-	2,000
Series A convertible notes payable - non-current (net of discount of $1,917)	-	-
Other non-current liabilities	325	300
Total liabilities	10,676	12,263

Commitments and contingencies

Redeemable Preferred Stock - Series A (8% cumulative, $1,000 stated value,
2,000,000 shares authorized, 5,000 shares issued and outstanding at
August 31, 2005	-	3,542
Redeemable Preferred Stock - Series B (8% cumulative, $10,000 stated value,
2,000,000 shares authorized, 600 shares issued and outstanding at
August 31, 2006 (redeemable in liquidation at an aggregate of $7,400,000)	4,850	-

Stockholders' equity (deficit):
Common stock, $0.01 par value, 230,000,000 shares authorized, 10,463,385 shares issued and 9,533,437 outstanding at August 31, 2006;
50,000,0000 shares authorized, 8,255,785 shares issued and 7,325,937 outstanding
at August 31, 2005	105	83
Treasury stock, 929,948 shares, at cost	(1,860)	(1,860)
Additional paid-in capital	34,821	24,250
Accumulated deficit	(37,434)	(16,572)
Total stockholders' equity (deficit)	(4,368)	5,901
Total liabilities and stockholders' equity (deficit)	$11,158	$21,706

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended August 31,
	2006	2005
Revenues
Service	$3,133	$12,914
Ratable product	2,584	2,538
Product	189	920
Total revenues	5,906	16,372

Cost of revenues
Service	2,896	5,968
Ratable product	1,320	1,362
Product	265	868
Total cost of revenues	4,481	8,198

Gross profit	1,425	8,174

Expenses:

General and administrative	3,763	4,863
Customer service	869	1,521
Sales and marketing	1,858	3,186
Engineering	811	1,319
Depreciation and amortization	1,982	2,700
Impairment loss on license right	237	201
Goodwill impairment	7,725	9,604
Legal settlement	250	-
Total expenses	17,495	23,394

Operating loss	(16,070)	(15,220)

Interest income	110	253
Interest expense	(2,524)	(390)
Other (expense) income	329	(284)
Loss before reorganization items and income taxes	(18,155)	(15,641)

Reorganization items:
Restructuring expenses and losses	-	(22)
Net loss before income taxes	(18,155)	(15,663)

Income tax benefit	-	-

Net loss	(18,155)	(15,663)

Preferred stock dividend	(500)	(368)
Loss on redemption of preferred stock	(2,643)	-
Repricing of warrants	(69)	-
Net loss attributable to common stockholders	$(21,367)	$(16,031)

Net loss per common share - basic and diluted	$(2.55)	$(2.47)

Weighted average number of common shares outstanding:
Basic and diluted	8,378	6,498

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Stockholders' equity at August 31, 2004	7,450,000	$75	$21,825	929,948	$(1,860)	$(541)	$19,499
Issuance of common stock under plan
of reorganization	393,568	4	1,307				1,311
Issuance of warrants in connection with
Series A preferred stock offering			1,037				1,037
Issuance of Series A preferred stock dividends						(368)	(368)
Repricing of warrants			85				85
Exercise of warrants	337,317	3	(3)				-
Issuance of restricted stock	75,000	1	(1)				-
Change in deferred stock compensation			-				-
Net loss						(15,663)	(15,663)
Stockholders' equity at August 31, 2005	8,255,885	83	24,250	929,948	(1,860)	(16,572)	5,901

Issuance of warrants in connection with
Series B preferred stock offering			975				975
Issuance of warrants in connection with
debt offering			4,846				4,846
Beneficial conversion feature of convertible notes			2,421				2,421
Exchange of note payable to SDS for warrants			1,750				1,750
Exercise of warrants	1,125,000	11	326				337
Issuance of common stock to placement agent for debt offering	1,262,500	13	278				291
Issuance of restricted stock	40,000		-				-
Forfeiture of restricted stock	(220,000)	(2)	3				1
Vesting of restricted stock			68				68
Series B preferred stock dividends						(500)	(500)
Loss on redemption of preferred stock			(96)			(2,207)	(2,303)
Net loss						(18,155)	(18,155)
Stockholders' deficit at August 31, 2006	10,463,385	$105	$34,821	929,948	$(1,860)	$(37,434)	$(4,368)

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (1 of 2)
(in thousands)

	Year ended August 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,155)	$(15,663)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization of property and equipment	1,462	1,460
Amortization of license right and other intangibles	519	1,240
Amortization of deferred financing fees	784	-
Amortization of debt discount	1,438	-
Amortization of deferred service revenues	(19)	21
Impairment loss on license right	237	201
Goodwill impairment	7,725	9,604
Legal settlement	250	-
Provision for bad debts	130	188
Loss on assets retired or sold	184	206
Vesting of restricted stock	69	-
Non-cash expense on repricing of warrants	-	85
Gain on sale of patents	(500)	-
Changes in operating assets and liabilities:
Decrease in restricted cash	-	439
Decrease (increase) in accounts receivable	1,979	(29)
Decrease (increase) in inventories	431	(117)
Decrease (increase) in deferred product costs	(208)	108
Decrease in lease receivables and other assets	401	1,401
Decrease in accounts payable	(467)	(610)
Decrease in deferred product revenues	(331)	(1,398)
Decrease (increase) in accrued expenses and other liabilities	(478)	914
Net cash used in operating activities before reorganization items	(4,549)	(1,950)

Decrease in restructuring accruals	-	(3,072)
Net cash used in operating activities	(4,549)	(5,022)

Cash flows from investing activities:
Additions to property and equipment	(57)	(962)
Proceeds from sale of assets	212	-
Proceeds from sale of patents	500	-
Net cash provided by (used in) investing activities	655	(962)

Cash flows from financing activities:
Proceeds from issuance of note payable	-	1,750
Proceeds from sale of Series A preferred stock
and warrants, net of offering costs	-	4,651
Proceeds from sale of Series B preferred stock
and warrants, net of offering costs	443	-
Interest paid on bridge note	36	-
Proceeds from issuance of debt offering and warrants,
net of offering costs	4,004	-
Proceeds from exercise of warrants	337	-
Dividends paid on preferred stock	-	(368)
Payments on capital leases and other notes payable	(1,126)	(858)
Net cash provided by financing activities	3,694	5,175

Decrease in cash and cash equivalents	(200)	(809)
Cash and cash equivalents, beginning of year	503	1,312

Cash and cash equivalents, end of year	$303	$503

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (2 of 2)
(in thousands)

	Year ended August 31,
	2006	2005
Supplemental cash flow information:
Interest paid	$286	$288

Non-cash investing and financing activities:
Discharge of debt and exchange of common stock
under the plan of reorganization	$-	$1,311
Purchases of assets through capital leases and other notes payables	$295	$571
Exchange of bridge note into warrants	$1,750	$-
Financing of Series A original issued discount	$750	$-
Issuance of common stock to placement agent for debt offering	$291	$-
Beneficial conversion feature of convertible notes	$2,421	$-
Issuance of warrants in connection with debt offering	$3,329	$-
Issuance of warrants in connection with debt offering recorded as
deferred financing fees	$1,517	$-
Preferred stock dividends accrued	$500	$-
Issuance of warrants in connection with Series B preferred stock offering	$975	$-

See accompanying notes to consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS OVERVIEW, REORGANIZATION AND GOING CONCERN

Business Overview

Remote Dynamics, Inc., a Delaware Corporation (“we” or the “Company”) was originally incorporated on February 3, 1994. We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is ideal for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. Our state of the art fleet management solution contributes to higher customer revenues and improved operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver significant savings to the bottom line.

Historically, much of our revenues have been derived from products sold to the long-haul trucking industry, and to member companies of SBC Communications, Inc. (“SBC”). Revenues from these legacy customers have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For us to sustain ongoing business operations and ultimately achieve profitability, we must substantially increase our sales and penetration into the marketplace with next generation products and services.

On June 21, 2001, we acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC”) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based Global Positioning System (“GPS”) location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications (“GSM”) based cellular network to transmit data between the DCU’s and the CCC. GSM is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application is targeted to small and medium sized fleets based in major metropolitan areas.

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

We commercially launched our current product offering, REDIview, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and our proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

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

Our new REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for us. In addition, the REDIview product line allows us to move to a recurring revenue model for all of its current product offerings, an important and necessary change to our revenue model to achieve overall sustained revenue growth and cash flow positive operations. In implementing our new business plan, we are completing a significant cost and operational-based restructuring, rightsizing the workforce at all levels, including the senior management level. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

Voluntary Bankruptcy Filing and Reorganization

In February, 2004, we and two of our wholly-owned subsidiaries, Caren (292) Limited and Minorplanet Systems USA Limited, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, in order to facilitate the restructuring of our debt, trade liabilities, and other obligations. During the bankruptcy, we remained in possession of our assets and operated as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders.

In June, 2004, the Bankruptcy Court entered an order confirming our Third Amended Joint Plan of Reorganization, as modified. The Bankruptcy Court set our enterprise value at $25,300,000 for purposes of distributions of new common stock under the plan of reorganization. We set the effective date of the plan of reorganization as July 2, 2004. Caren (292) Limited and Minorplanet Systems USA Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of July 2, 2004. The plan of reorganization was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the final decree and closed our bankruptcy case. In connection with our Chapter 11 reorganization, we applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value which we recorded as goodwill. Goodwill was subsequently determined to be impaired; thus, goodwill was written off by approximately $9.6 million during the fiscal year ended August 31, 2005 and an additional $7.7 million during fiscal year ended August 31, 2006 to its estimated fair value. At August 31, 2006, the remaining carrying value of our goodwill was $2.4 million.

In July 2004, we changed our name to “Remote Dynamics, Inc.” in connection with our exit from bankruptcy.

Going Concern

Historically, much of our revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through our Vehicle Management Information™ (“VMI”) product line, and to SBC. Revenues from the long-haul trucking industry and SBC have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. For us to sustain ongoing business operations and ultimately achieve profitability, we must substantially increase our sales and penetration into the marketplace with competitive products and services. We believe that the potential market opportunity for automatic vehicle location products in the United States, such as our GPRS-based REDIview product, is significant and that we will be well positioned with our telematics product lines and proven operations support to take advantage of the significant market potential.

At August 31, 2006 we have a significant working capital deficit, have incurred significant recurring losses and have used significant cash in operations and currently do not expect to achieve profitability during the 2007 fiscal year. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Based on our latest revised pricing structure and cost-based reduction in workforce, we currently estimate that to achieve profitability, we will need to have approximately $600,000 in monthly revenues. However, there can be no assurances that we will achieve our REDIview sales targets and failure to do so may have a material adverse effect upon our business, financial condition and results of operations.

Critical success factors in our plans to achieve positive cash flow from operations include:

•
Ability to increase sales of the REDIview product line to lessen the amount of capital resources necessary to fund our operations until such time that revenues from the REDIview product line are sufficient to fund ongoing operations.

•	Ability to further reduce our operating costs in accordance with our latest revised business plan.

•	Ability to complete development of additional features and functionality for the REDIview product line.

•	Significant market acceptance of our product offerings from new customers, including our REDIview product line, in the United States.

•
Maintaining and expanding our direct sales channel. New salespersons will require training and time to become productive. In addition, there is significant competition for qualified sales personnel, and we must continue to offer attractive compensation plans and opportunities to attract qualified salespersons.

•	Expansion into new markets not currently served by us.

•	Increasing sales production from existing channel partners.

•	Obtaining new channel partners to distribute our product lines.

•	Maintenance and expansion of indirect distribution channels for our REDIview product line.

•	The securing and maintenance of adequate third party leasing sources for customers who purchase our products.

There can be no assurances that any of these success factors will be realized or maintained.

We currently believe that with the expected proceeds from our November 2006 private placement described in Note 14, and assuming the achievement of our revised REDIview sales targets and expected operating cost reductions, we have sufficient capital to fund our ongoing operations through the remainder of our 2007 fiscal year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through at least June 2007. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Estimates Inherent in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred. All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Consolidated Balance Sheets under the captions “Deferred product revenues - current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

Shipping and Handling Fees and Costs

We record amounts billed to customers for shipping and handling and related costs incurred for shipping and handling as components of “Product revenues” and “Cost of product revenues” respectively.

Deferred Product Costs

We defer certain product costs (generally consisting of the direct cost of product sold and installation costs) for our sales contracts determined to require deferral accounting. The deferred costs are classified as a current and long term asset on the balance sheet under the captions “Deferred product costs - current portion” and “Deferred product costs non-current portion”. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.” Such terms range from one to five years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

Financial Instruments

We consider all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date.

The carrying amount of cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued liabilities approximates fair value because of their short-term maturity.

Allowance for Doubtful Accounts

We use estimates in determining the allowance for doubtful accounts based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues and monitor collections amounts and statistics.

	August 31,
	2006	2005
Beginning balance	$197	$162
Additions	85	165
Deductions	(206)	(130)
Ending balance	$76	$197

Business and Credit Concentrations

We continuously monitor collections and payments from our customers and maintain a provision for estimated accounts receivable that may eventually become uncollectible based upon historical experience and specific customer information. There is no guarantee that we will continue to experience the same credit loss history in future periods. If a significant change in the liquidity or financial condition of a large customer or group of customers were to occur, it could have a material adverse affect on the collectibility of our accounts receivable and future operating results.

Revenues from sales of our REDIview products and services accounted for approximately 50% and 3% of our total revenues during the fiscal years ended August 31, 2006 and 2005, respectfully.

SBC accounted for approximately 15% and 61%, respectively, of total revenues during the same periods. The SBC contract expired effective December 31, 2005. During the fiscal years ended August 31, 2006 and 2005, SBC and Geologic Solutions, Inc. (“Geologic”) combined accounted for approximately 15% and 73%, respectively, of total revenues. Geologic terminated its contract with us effective August 31, 2005. Revenues from sales of our VMI products and services accounted for approximately 35% and 23% of our total revenues during the fiscal years ended August 31, 2006 and 2005, respectfully.

Inventories

Inventories consist primarily of component parts and finished products that are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company records a write-down for excess and obsolete inventory based on usage history and specific identification criteria. There is a risk we will forecast demand for our products and market conditions incorrectly and maintain excess inventories. Therefore, there can be no assurance that we will not maintain excess inventory and incur inventory lower or cost or market charges in the future.

Property and Equipment

Property and equipment, prior to fresh start accounting adjustments, were stated at cost and depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally ranged from two to seven years. After fresh start accounting adjustments, the new fair value of property and equipment is being depreciated on a straight-line basis over the estimated applicable remaining useful lives which generally ranged from one to five years. Property and equipment obtained post-bankruptcy is stated at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets, generally one to five years. Maintenance and repairs costs are expensed as incurred.

Research and Development Costs

We expense research and development costs as incurred. During the fiscal years ended August 31, 2006 and 2005, we expensed approximately $410,000 and $529,000, respectively, in research and development costs associated with new product development. All research and development costs are reflected in “Engineering expenses” in the Consolidated Statements of Operations.

Capitalized Software Costs

In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) and Statement of Financial Accounting Standards No. 86 (“FAS 86”), software development costs that meet certain capitalization requirements are capitalized. Such costs consist of software development costs for products to be sold or leased, as well as the cost of software acquired for internal use. Additions to capitalized software during the fiscal years ended August 31, 2006 and 2005 were approximately $52,000 and $545,000, respectively. Amortization expense on capitalized software during the fiscal years ended August 31, 2006 and 2005 was $374,000 and $310,000, respectively.

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS 144”). SFAS 144 requires us to review for impairment of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Impairment evaluations involve our estimates of asset useful lives and future cash flows. When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. We utilize an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset.

We assess the impairment in value to our long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. Significant factors, which would trigger an impairment review, include the following:

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

We account for the VMI license right in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires us to review for impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Thus, we used an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate, to estimate the fair value of the VMI license right at August 31, 2006. Accordingly, we recorded an impairment loss of $0.2 million during the year ended August 31, 2006 to reflect the fair value of the VMI license right based on our revised sales and cash flow forecasts. At August 31, 2006, the carrying value of the license right was approximately $0.1 million. The new fair value of the VMI license right at August 31, 2006 is being amortized over its expected useful life of ten months.

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

Since our launch of the REDIview product line in January of 2005, we have experienced significant competition in the marketplace which has eroded our price points and prevented us from achieving our sales targets with sales cycles for large accounts proving to be much longer and complex than originally anticipated. Thus, in response to current market conditions, we revised our business plan modifying our pricing structures, our sales and marketing approach and added new feature sets to our REDIview product line to ensure that we remain competitive in the marketplace. We have significantly reduced our future projected cash flows from previous projections. Thus, we performed our annual test for goodwill impairment at August 31, 2005 utilizing an income approach, a discounted future cash flow analysis and an analysis of market multiples to determine our goodwill was impaired by an estimated $9.6 million. Goodwill was thus written off by $9.6 million representing the full amount of the estimated impairment during the fiscal year ended August 31, 2005.

Based on our failure to achieve our forecasted sales targets for the three months ended November 30, 2005, we began analyzing and revising our current and long-term business plans, materially modifying our existing business plan in late December 2005. Our business plan significantly reduced our projected sales forecasts and operational costs from the former plan. As a result, and in accordance with SFAS 142, we performed an interim test of our goodwill as of November 30, 2005 utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our cost saving measures. We determined that goodwill was further impaired by an estimated $5.0 million. Goodwill was thus further written off by $5.0 million at November 30, 2005 representing the full amount of the estimated impairment.

We further modified our business plan as of August 31, 2006 significantly reducing our projected sales forecasts and operational costs from the former plan. As a result, and in accordance with SFAS 142, we performed an annual test of our goodwill as of August 31, 2006 utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our additional cost saving measures. We determined that goodwill was further impaired by an estimated $2.7 million. Goodwill was thus further written off by $2.7 million at August 31, 2006 representing the full amount of the estimated impairment. At August 31, 2006, the carrying value of our goodwill was $2.4 million.

Advertising Costs

Advertising costs are expensed as incurred. During the fiscal years ended August 31, 2006 and 2005, we expensed $53,000 and $203,000, respectively, in advertising costs that are reflected in “Sales and marketing expenses” in the Consolidated Statements of Operations.

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

Restricted Stock

On July 2, 2004, in accordance with the plan of reorganization, we adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of August 31, 2006, 565,000 shares of restricted stock had been issued to certain members of the senior management and 220,000 shares of restricted stock were retired. These restricted shares are accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. We recorded approximately $70,000 of compensation expense associated with these restricted shares during the fiscal year ended August 31, 2006. Prior to the adoption of SFAS 123(R), “Share Based Payment”, we presented deferred compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), we reclassified the balance in deferred compensation to additional-paid-in-capital on our balance sheet.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. We adopted FAS 123R as of September 1, 2005 and applied the standard using the modified prospective method. We extinguished our prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date. As discussed above, we have issued restricted stock to certain members of senior management which have either been issued or retired as of August 31, 2006. Compensation expense totaling $70,000 has been recorded during the fiscal year ended August 31, 2006 related to the vesting of certain restricted shares described above.

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

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	Year ended August 31,
	2006	2005

Restricted stock ( not vested)	-	525,000
Convertible note payable	29,399,350	689,655
Convertible preferred stock	3,870,968	2,500,000
Outstanding warrants to purchase common stock	87,991,667	3,491,667

Stock Warrants

Stock warrants issued, redeemed and outstanding during the fiscal years ended August 31, 2006 and 2005 are as follows:

		Average
	Common Stock	Exercise Price per share
Warrants outstanding, August 31, 2004	-
Warrants issued	3,491,667	$0.57
Warrants exercised	-	-
Warrants outstanding, August 31, 2005	3,491,667	0.57
Warrants issued	85,625,000	0.43
Warrants exercised	(1,125,000)	0.30
Warrants outstanding, August 31, 2006	87,991,667	0.43

New Accounting Standards

Financial Accounting Standards No. 155 (“FAS 155”). In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). With respect to FAS 133, FAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of FAS 133. With respect to FAS 140, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 155 to significantly affect our financial condition or results of operations.

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning October 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

Financial Accounting Standards No. 157 (“FAS 157”). In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” FAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to significantly affect our financial condition or results of operations.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	August 31,
	2006	2005
Complete systems	$201	$622
Component parts	159	169
	$360	$791

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	August 31,
	2006	2005
Network service center	$414	$720
Machinery and equipment	153	163
Capitalized software costs	1,822	1,770
Leasehold improvements	692	692
Vehicles, computer equipment, and other equipment	1,704	1,963
	4,785	5,308
Less: accumulated depreciation and amortization	(2,548)	(1,565)
	$2,237	$3,743

Total depreciation and amortization expense related to property and equipment (excluding capitalized software costs) charged to operations during the year ended August 31, 2006 and 2005 was $1,088,000 and $1,153,000, respectively.

As of August 31, 2006 and 2005, the unamortized portion of software costs was $1,100,000 and $1,425,000, respectively. Amortization of such costs charged to expense during year ended August 31, 2006 and 2005 was $374,000 and $310,000, respectively. Such costs are included in “Depreciation and amortization” on our Consolidated Statements of Operations.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Upon implementation of fresh start accounting as of June 30, 2004, we recorded goodwill and other intangible assets and therefore applied provisions of SFAS 142 that requires that goodwill not be amortized but reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets that do not have indefinite lives are amortized over their estimated useful lives. Goodwill and other intangible assets consist of the following as of August 31, 2006 and 2005 (in thousands):

	Balance at August 31, 2005	Amortization	Impairment	Balance at August 31, 2006	Remaining Amortization Period (in months)
Goodwill	$10,120	$-	$(7,725)	$2,395	n/a
Other intangibles:
Customer relationships	271	(271)	-	-	n/a
VMI License Right	580	(248)	(237)	95	10

Balance at August 31, 2004	Amortization	Impairment	Balance at August 31, 2004	Remaining Amortization Period (in months)
Goodwill	$19,724	$-	$(9,604)	$10,120	n/a
Other intangibles:
Customer relationships	1,220	(949)	-	271	4
VMI License Right	1,207	(426)	(201)	580	22

Total amortization expense for the VMI license right and other intangible assets for the year ended August 31, 2006 and 2005 was approximately $519,000 and $1,240,000, respectively.

6.	LEASE RECEIVABLES AND OTHER ASSETS

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

The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy. The components of the net investment in sales-type leases are as follows (in thousands):

	August 31,
	2006	2005
Minimum lease payments receivable	$501	$730
Less: Allowance for uncollectibles	(65)	(98)
	436	632
Less: Unearned interest income	(80)	(128)
Net investment in sales-type leases	$356	$504

The long-term portion of the net investment in sales-type leases at August 31, 2006 and 2005 was $210,000 and $325,000, respectively.

Total minimum lease payments receivable on sales-type leases as of August 31, 2006 are as follows (in thousands):

Fiscal Year Ending August 31,
2007	271
2008	179
2009	51
Total minimum lease payments receivable	$501

Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of August 31, 2006 are as follows (in thousands):

Fiscal Year Ending August 31,
2007	$25
2008	2
2009	-
Total minimum rental payments	$27

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	August 31,
	2006	2005
Reorganization accruals	$15	$15
Capital leases - current portion	212	584
Lawsuit settlement - current portion	83	-
Property, franchise, and other taxes payable	97	302
Accrued warranty costs	149	210
Accrued telecom costs	35	165
Accrued vacation	78	198
Dividends payable	500	-
Legal, accounting, interest and other accruals	624	609
	$1,793	$2,083

8.	NOTES PAYABLE

HFS Note Payable

On June 29, 2004, we closed on a bankruptcy court-approved exit financing facility withHFS Minorplanet Funding LLC (“HFS”) and other accredited investors in the amount of $1,575,000. As part of the facility, we agreed to issue a $1,575,000 convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12%. HFS was required to provide the funding within 21 days of the closing.

On July 20, 2004, we amended the exit financing by with HFS increasing the amount of the financing from $1,575,000 to $2,000,000. As a result, we issued a $2,000,000 convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12%. Upon issuance of the note, HFS provided the $2,000,000 funding to us less a commission in the amount of $80,000 representing 4% of the loan proceeds. HFS, may at any time demand repayment of the accrued interest and unpaid principal on the note, based upon a fixed conversion price (currently $3.08 per share of common stock), whose aggregate value equals the amount of accrued interest and principal being repaid. We paid HFS $240,000 in interest payments on the note during each of the twelve months ended August 31, 2006 and August 31, 2005, respectively.

On November 30, 2006, we entered into a promissory note with HFS in the principal amount of $1,000,000 and having a maturity date of December 1, 2007. As of the date of this report, no amounts have been advanced under this note. Advances are only available under certain limited circumstances. At maturity, (a) the promissory note (and all amounts due under the note) automatically convert into our securities of the same kind issued by us in our November 2006 private placement (based on a $1,000,000) and (b) the existing $2,000,000 convertible promissory note issued by us to HFS will be cancelled.

SDS Note Payable

On May 31, 2005, we consummated a bridge loan and security agreement with SDS in which we issued a promissory note in the amount of $1.75 million to SDS. The bridge note was secured by our assets, bore interest at 8% per annum and was due and payable on September 30, 2005. The bridge note automatically exchanged upon shareholder approval into a common stock purchase warrant with a 5-year term to purchase 1,666,667 shares of common stock at an exercise price of $0.01 per share and a common stock purchase warrant with a 5-year term to purchase 700,000 shares of common stock at an exercise price of $1.75 per share. Our stockholders approved the exchange of the bridge note into common stock warrants and final documents were signed in September 2005. This exchange was recorded during the first quarter of the fiscal year ended August 31, 2006.

Series A Note Financing

On February 24, 2006, we closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes (“Series A Notes”) in a private placement transaction. In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by our sole series B preferred convertible stockholder).

The Series A Notes are secured by substantially all of our assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share (which adjusted to $0.016 per share upon the issuance of series B subordinated secured convertible notes discussed in Note 14). Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, we must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then we must pay to the holder of the note the lesser amount. We may make such principal installment amounts in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

We currently are not in compliance with certain of our obligations relating to our Series A Notes, including our failure to maintain sufficient authorized shares to permit conversion of the notes and our failure to register the resale of the shares of common stock issuable upon conversion of the notes. As of August 31, 2006, we have obtained waivers of compliance of these obligations from all of the note holders, other than one holder of $100,000 principal amount of the notes.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock at an initial exercise price of $0.40 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed in Note 14. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 1.9 million of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock at an initial exercise price of $0.90 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed in Note 14. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 1.3 million of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock at an initial exercise price of $0.21 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed in Note 14. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 2.5 million of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 19,250,000 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

See additional discussion of this transaction in Note 10.

The following summarizes the Company’s notes payable by maturity dates at August 31, 2006 (in thousands):

			Less	Carrying
		Principal	Discount	Amount
Fiscal year ending August 31,	2007	$5,833	(2,395)	$3,438
	2008	1,917	(1,917)	-
Total notes payable by maturity date		$7,750	$(4,312)	$3,438

Capital Leases Payable

We lease certain vehicles, computer equipment, and other equipment under capital leases. As of August 31, 2006 and 2005, assets under capital leases included in “Property and equipment” on our Consolidated Balance Sheets, were $1,247,000 and $1,405,000, net of accumulated depreciation of $756,000 and $499,000 respectively.

The following is a schedule of our future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of August 31, 2006 (in thousands).

Fiscal year ending August 31,
	2007	$232
	2008	198
	2009	20
Total minimum lease payments		450

Less: amount representing interest		(27)
Present value of net minimum lease payments		$423

9.	INCOME TAXES

The components of the income tax provision are as follows (in thousands).

Fiscal Year Ended August 31,
	2006	2005
Current:
Federal	$-	$-
State
	-	-
Deferred:
Federal
State
	-	-
Income Tax Expense (Benefit)	$-	$-

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset has been fully reserved because of uncertainty regarding our ability to recognize the benefit of the asset in future years. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets are as follows (in thousands).

	Fiscal Year Ended August 31,
	2006	2005
Deferred tax assets:
Deferred revenue	596	803
Allowance for doubtful accounts	48	100
Other accrued liabilities	27	73
Inventory reserves	38	106
Other reserves	104	177
Other Intangible assets	298	418
License Intangible	8,392	9,116
Net operating loss carryforwards	71,200	66,669
Gross deferred tax assets	80,703	77,462
Valuation allowance	(80,337)	(76,977)
Net deferred tax assets	366	485
Deferred tax liabilities:
Depreciation	(366)	(363)
Fresh Start Identified Intangibles	-	(122)
Gross deferred tax liabilities	(366)	(485)
Net deferred tax asset	$-	$-

There was a net increase in the valuation allowance of $3.4 million during the year ended August 31, 2006.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the difference summarized below (in thousands).

	Fiscal Year Ended August 31,
	2006	2005

Income tax at federal statutory rate	$(7,095)	$(5,325)
Valuation allowance	3,360	6,109
Permanent differences	3,554	-
Other	181	(784)
Provision for income taxes	$-	$-

At August 31, 2006, we had net operating loss carryforwards aggregating approximately $209 million that expire in various years between 2010 and 2026. The utilization of these net operating losses will be limited pursuant to Internal Revenue Code Section 382 and may cause some amount of the carryforwards to expire unutilized.

10.	STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS

Common and Preferred Stock

As of August 31, 2005 we had 50,000,000 shares of common stock authorized, par value $0.01, and 2,000,000 shares of preferred stock authorized, par value $0.01. We had 8,255,785 common stock shares issued and 7,325,937 shares outstanding. We had 5,000 Series A preferred shares issued and outstanding as described below.

As of August 31, 2006 we had 230,000,000 shares of common stock authorized, par value $0.01, and 2,000,000 shares of preferred stock authorized, par value $0.01. We had 10,463,385 common stock shares issued and 9,533,437 shares outstanding. The Company had 600 Series B preferred shares issued and outstanding as described below.

Series A Convertible Redeemable Preferred Stock

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

As discussed below the Series A convertible preferred stock was converted into Series B convertible preferred stock in September 2005.

Series B Convertible Redeemable Preferred Stock

On September 2, 2005, we closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid us $750,000 and returned to us all of the outstanding Series A convertible preferred stock with a face value of $5 million which was held by SDS. We incurred an early redemption penalty of $750,000 related to the Series A convertible preferred stock. Net cash proceeds received by us were approximately $443,000 after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series B convertible preferred stock is convertible into common stock at an original conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from the financing transaction to fund our business plan. We are obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.

On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500. This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000.

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

Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of our common stock at an original conversion price of $1.55 per share of common stock. The conversion price shall be adjusted in the event of stock splits, stock dividends and similar distributions and events affecting all of our common stockholders on a pro rata basis so that the conversion price is proportionately increased or decreased to reflect the event. In addition, if there is a change of control (as discussed below), then each holder of Series B convertible preferred stock has the right to receive upon conversion, in lieu of common stock otherwise issuable, such shares of stock, securities or other property as would have been issued or payable in such change of control with respect to the number of shares of common stock which would have been issuable upon conversion had such change of control not taken place (subject to appropriate revisions to preserve the economic value of the Series B preferred shares before the change of control). We have to provide 10 days written notice to the holders of its Series B convertible preferred stock before we may effect any change of control. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of our outstanding shares of common stock.

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

We are in violation of the registration rights agreement; however, SDS waived this right on November 24, 2006.

Accounting for Sale of Series B Convertible Redeemable Preferred Stock and Exchange of Note Payable for Warrants

The gross proceeds from the sale of the 650 shares of Series B convertible preferred stock was $6,500,000. The proceeds were used to redeem 5,000 shares of Series A convertible preferred stock at a face value of $5,000,000. The premium incurred upon redemption was $750,000. The carrying value on the Series A convertible preferred stock was $3,542,000; thus, we recorded a loss on redemption in September, 2005 of approximately $2,208,000. The loss is considered a deemed dividend and is reported after net loss and before net loss attributable to common stockholders.

Approximately $975,000 of the net proceeds were allocated to the associated third warrant based on its relative fair value as computed using the Black-Scholes pricing model; thus, the Series B convertible preferred stock had an original carrying value of $5,254,000, net of transaction costs totaling approximately $271,000. The net cash proceeds received by us after redemption of the Series A convertible preferred stock and payment of expenses and interest on the note payable was $443,000. As discussed above, the holders of the Series B convertible preferred stock have the right to require us to redeem any or all of its outstanding preferred shares upon a change of control or certain other contingent events that could be outside our control. Thus, the Series B convertible preferred stock is carried outside of permanent equity in the mezzanine section of our balance sheet.

On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500. This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000.

On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $500,000.

The Series A Note and Warrant Purchase Agreement

As discussed in Note 8, on February 24, 2006, we closed a Note and Warrant Purchase Agreement dated February 23, 2006 (the “Purchase Agreement”) with several institutional investors as purchasers. Each of these purchasers was an “accredited investor” under the SEC rules.

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

In addition, pursuant to the Purchase Agreement, the following warrants to purchase shares of our common stock were issued to each purchaser on February 24, 2006:

•
Series A-7 warrants to purchase shares of our common stock equal to 75% of the number of shares of our common stock issuable upon conversion of such purchaser’s Series A Note (approximately 18.8 million shares in the aggregate) at an exercise price per share equal to $0.40 (and subsequently reduced to $0.016) with a term of 7 years following the closing date;

•
Series A-7 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an exercise price per share equal to $0.40 (and subsequently reduced to $0.016) with a term of 5 years following the closing date;

•
Series B-4 warrants to purchase shares of our common stock equal to 50% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of the note (approximately 12.5 million shares in the aggregate) at an exercise price per share equal to $0.90 (and subsequently reduced to $0.016) with a term of 4 years following the effective date of the registration statement providing for the resale of the conversion shares and the share of our common stock issuable upon exercise of the warrants;

•
Series B-4 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an exercise price per share equal to $0.90 (and subsequently reduced to $0.016) with a term of 5 years following the closing date;

•
Series C-3 warrants to purchase a number of shares of our common stock equal to 100% of the number of conversion shares issuable upon the conversion of such purchaser’s Series A Note on the date of issuance of this note (approximately 25.0 million shares in the aggregate) at an exercise price per share equal to $0.21 (and subsequently reduced to $0.016) with a term of 3 years following the closing date;

•
Series C-3 warrants issued to our placement agents to purchase shares of our common stock equal to equal to 10% of the number of Series C-3 warrants issued (approximately 2.5 million shares in the aggregate) at an exercise price per share equal to $0.40 (and subsequently reduced to $0.016) with a term of 5 years following the closing date;

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

•
The total principal amount of all the notes purchased by all of the purchasers on the closing date with regard to “permitted financings” that such permitted financings, as defined below will not be considered a subsequent financing for these purposes; permitted financings include:

•	Securities issued other than for cash in connection with a merger or acquisition;

•	Securities issued prior to the closing date or issued pursuant to the conversion of the notes;

•	Our common stock issued pursuant to the warrants;

•	Securities issued in connection with strategic licensing or partnering agreements;

•	Our common stock issued pursuant to our stock option plans or our employee stock purchase plans;

•	Any warrants issued to the placement agent for the offering;

•	Our common stock issued in connection with consulting or advisory services;

•	The payment of any principal in shares of our common stock pursuant to the notes;

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

The Original Issue Discount Notes

The original issue discount notes are substantially the same in form and effect as the Series A Notes. The occurrence of an event of default under the Series A Notes constitutes an event of default under the OID Notes; and the occurrence of an event of default under the original issue discount notes constitutes an event of default under the Series A notes. The initial conversion price of $0.20 is the same for each of the Series A Notes and the original issue discount notes and the original issue discount notes are subject to the same adjustment provisions as apply to the Series A notes. The same prepayment provisions apply to both the Series A Notes and the OID Notes. As with the Series A Note holders, no holder of OID Notes will have any rights as one of our stockholders prior to the conversion of our OID Notes.

The Warrants

The Series A -7 Warrants and Series A-7 Placement Agent Warrant

The Series A-7 warrants represent seven-year warrants to purchase shares of our common stock at the holder’s option equal to 75% of the number of shares of our common stock issuable upon conversion of the purchaser’s Series A Note (an aggregate of 18,750,000 shares) at an original exercise price per share equal to $0.40.

The Series A-7 placement agent warrants represent five-year warrants to purchase shares of our common stock at the holder’s option equal to 10% of the number of Series A-7 warrants issued (approximately 1.9 million shares in the aggregate) at an original exercise price per share equal to $0.40.

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

The Series B-4 Warrants and Series B-4 Placement Agent Warrants

The Series B-4 warrants represent rights to purchase shares of our common stock equal to 50% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 12,500,000 shares) at an original exercise price per share equal to $0.90 for a term of four years following the effective date of the registration statement providing for the resale of the conversion shares and the shares of our common stock issuable upon exercise of this warrant.

The Series B-4 placement agent warrants represent five-year warrants to purchase shares of our common stock at the holder’s option equal to 10% of the number of Series B-4 warrants issued (approximately 1.3 million shares in the aggregate) at an original exercise price per share equal to $0.90.

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

The Series C-3 Warrants

The Series C-3 warrants represent rights to purchase shares of our common stock equal to 100% of the number of conversion shares issuable upon the conversion of the purchaser’s Series A note on the date of issuance of that note (an aggregate of 25,000,000 shares) at an original exercise price per share equal to $0.21 on the date of closing of the Purchase Agreement and for a term of three years following that closing date.

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

We currently are not in compliance with certain of our obligations relating to our series A senior secured convertible notes, including our failure to maintain sufficient authorized shares to permit conversion of the notes and our failure to register the resale of the shares of common stock issuable upon conversion of the notes. As of August 31, 2006, we have obtained waivers of compliance of these obligations from all of the note holders, other than one holder of $100,000 principal amount of the notes.

Accounting for Series A Notes and Warrant Purchase Agreement

The gross proceeds from the issuance and the Series A convertible Notes and the OID Notes was $5,750,000 which included the tendering of 50 shares of Series B convertible preferred stock at a face value of $500,000. The carrying value of this Series B convertible preferred stock was $404,000. The Series B convertible preferred stock had a market value approximately $65,000 and the convertible Notes issued had a fair value of $500,000; thus, we recorded a loss on redemption in February, 2006 of approximately $435,000. The loss is considered a deemed dividend and included in determining net loss attributable to common stockholders.

In connection with the convertible Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 56.3 million shares of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $7.9 million using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $3.3 million and was recorded as additional paid-in-capital and a debt discount. The debt discount will be amortized to interest expense over the terms of the notes. During the fiscal year ended August 31, 2006, approximately $832,000 of the debt discount was amortized to interest expense.

Additionally, the Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Notes and OID Notes into shares of our common stock at a deemed effective fair value conversion price of $0.08 per share, which on the date of issuance, was lower than the price of our common stock of $0.21 per share. The total amount of the beneficial conversion feature was approximately $3.6 million. Because the beneficial conversion feature cannot exceed the relative fair market value of the convertible Notes and OID Notes, we recorded a limited beneficial conversion feature of approximately $2.4 million. This amount was recorded as an additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Notes or to the date of the conversion. During the fiscal year ended August 31, 2006, approximately $606,000 of the beneficial conversion feature was amortized to interest expense.

We recorded approximately $750,000 and $870,000 as deferred financing fees representing the amount of the original issue discount financed and transaction costs, respectively. We also recorded approximately $1.5 million as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Notes to the earlier of the maturity of the Notes or the date of conversion. During the fiscal year ended August 31, 2006, approximately $784,000 of the deferred financing fee was amortized to interest expense. The net cash proceeds received by us after deducting broker’s fees but before payment of legal and other professional fees was approximately $4.1 million.

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease certain office facilities and equipment under non-cancelable operating leases, with expirations through August 2008. The future minimum lease payments associated with such leases for the fiscal years ending August 31 are as follows (in thousands).

2007	$139
2008	13
$152

During the year ended August 31, 2006 and 2005, total rent charged to operating expenses was approximately $256,000 and $367,000, respectively.

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, that provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, that provides for replacement of defective parts during the contract term, typically ranging from one to five years. We have established an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. Changes in our product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

	Fiscal Years Ended
	August 31,
	2006	2005
Warranty product liability at beginning of period	$210	$375
Accruals for product warranties issued	117	28
Product replacements	(252)	(348)
Adjustments to pre-existing warranty estimates	74	155
Warranty product liability at end of period	$149	$210

The long-term portion of the warranty product liability at August 31, 2006 and 2005 was approximately $-0- and $50,000, respectively.

Retirement Plan

The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees. In order to attract and retain employees, during 2000, the Company amended the Retirement Plan to include a mandatory employer matching. Matching contributions during the fiscal years ended August 31, 2006 and 2005 were approximately $23,000 and $103,000 respectively.

Other Purchase Commitments

As of August 31, 2006, we had approximately $1,051,000 in primarily inventory-related purchase commitments.

Litigation

On October 13, 2006, we entered into a Memorandum of Understanding with @Road, Inc. with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). Under the Memorandum of Understanding, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $250,000, payable in 24 equal monthly installments beginning January 1, 2007 (subject to acceleration upon certain change of control and financing transactions) and accruing interest at the rate of 8% per annum. The settlement is subject to the approval of our Board of Directors and execution of a final settlement agreement and general release. This amount has been recorded as a liability at August 31, 2006.

We are aware of a potential claim involving us and our prior inventory vendor. This claim has not been asserted, but we have discussed the possibility of a dispute arising out of disposition of inventory manufactured by this vendor. We do not believe we are liable for future inventory purchases from this vendor and several months ago expressed our position to them. However, should this vendor be successful in asserting a claim, it may have a material adverse affect to our financial position, operating results and cash flows.

We are subject to legal proceedings and claims that arise in the ordinary course of business. We do not believe that any claims other than those described above exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows. However, there can be no assurance such legal proceedings will not have a material impact on future results.

12.	RELATED PARTY TRANSACTIONS

HFS Note Payable

As described in Note 8, on July 20, 2004, we entered into and consummated the Third Amended Letter Agreement with HFS issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to us less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. Accordingly, Stephen CuUnjieng, the President of HFS, was appointed to our Board of Directors effective July 13, 2004. Mr. CuUnjieng was employed by us as Director of Strategic Finance from January 30, 2004 until December 31, 2004 to assist us with further fund raising. On January 4, 2006, we appointed Dennis Ackerman to serve as the HFS-designee member of our Board of Directors. Mr. Ackerman currently serves as a director of HFS Capital Private Equity Fund LLC, the Managing Member of HFS. Mr. Ackerman is deemed to beneficially own 689,655 shares of common stock issuable upon conversion of the HFS note.

13.	SEGMENT REPORTING

Our reportable segments offer different products and/or services. Each segment also requires different technology and marketing strategies. Our two reportable segments are VMI and Network Service Center Systems (“NSC Systems”), including our REDIview products and services.

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

We commercially launched our latest product offering, REDIview, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and our proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices. REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

Historically, through our NSC Systems segment, we provided long-haul trucking companies with a comprehensive package of mobile communications and management information services, thereby enabling its trucking customers to effectively monitor the operations and improve the performance of their fleets. The initial product application was customized and has been sold to and installed in the service vehicle fleets of the member companies of SBC Communications, Inc., pursuant to the Service Vehicle Contract. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units.

Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Goodwill is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	As of and for the Year Ended August 31, 2006
	NSC Systems	VMI	Consolidated
Revenues	$3,815	$2,091	$5,906
Operating loss	(15,712)	(358)	(16,070)
Interest expense	(2,524)	-	(2,524)
Interest income	64	46	110
Depreciation and amortization	(1,691)	(291)	(1,982)
Goodwill impairment	(7,725)	-	(7,725)
Impairment loss on license right	-	(237)	(237)
Legal settlement	(250)	-	(250)
Net loss	(17,810)	(345)	(18,155)
Total assets	11,066	92	11,158
Capital expenditures	352	-	352

	As of and For the Year Ended August 31, 2005
			Reorganization
	NSC Systems	VMI	Items	Consolidated
Revenues	$12,593	$3,779	$-	$16,372
Operating loss	(13,928)	(1,292)	-	(15,220)
Interest expense	(390)	-	-	(390)
Interest income	31	222	-	253
Depreciation and amortization	(2,194)	(506)	-	(2,700)
Impairment loss on license right	-	(201)	-	(201)
Goodwill impairment	(9,604)	-	-	(9,604)
Net loss	(14,435)	(1,206)	(22)	(15,663)
Total assets	19,175	2,531		21,706
Capital expenditures	913	49		962

14.	SUBSEQUENT EVENTS

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with Bounce Mobile Systems, Inc. (“BMSI”) and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, we will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) our series E-7 warrants (“E-7 Warrants”) to purchase 82,218,750 shares of our common stock and (iv) our series F-4 warrants (“F-4 Warrants”) to purchase 82,218,750 shares of our common stock.

•
The Series B Notes and the Series B OID Notes are secured by all of our assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007. We may make principal installment payments in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes and Series B OID Notes are convertible into our common stock at an initial conversion price of $0.016 per share, subject to reduction if we fail to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

•
The E-7 Warrants have an exercise price of $0.02 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The E-7 Warrants are exercisable for a seven-year period from the date of issuance.

•
The F-4 Warrants have an exercise price of $0.03 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The F-4 Warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

The private placement is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2005. The second closing occurred on January 10, 2007 after we filed a preliminary proxy statement on December 27, 2006 with the Securities and Exchange Commission with respect to stockholder approval of an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock. The third closing will occur within five business days after the date that we file an amendment to our Certificate of Incorporation making effective the increase in number of authorized shares and the reverse stock split. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in our February 2006 private placement of our Series A Notes, we issued to certain of our February 2006 private placement investors, in exchange for $1,652,111 principal amount of the Series A Notes, an additional (i) $1,784,111 principal amount of Series B Notes, (ii) $713,644 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 83,690,203 shares of our common stock and (iv) F-4 Warrants to purchase 83,690,203 shares of our common stock. We will receive no additional proceeds from the exchange.

In connection with the private placement, we agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 23,021,250 shares of common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of common stock. We also agreed to pay legal fees in the amount of $35,000 to legal counsel for the investors in the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of our Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of our Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of our Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.0966 per share and increasing the number of shares of common stock for which the warrants can be exercised from 750,000 to 12,683,191.

BounceGPS Acquisition

On November 30, 2006, we entered into a Share Exchange Agreement with BMSI. Pursuant to the Share Exchange Agreement, we agreed to acquire from BMSI 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions, in exchange for:

•	5,000 shares of our newly authorized series C convertible preferred stock

•	A Series B Note in the principal amount of $660,000

•	A Series B OID Note in the principal amount of $264,000

•	An E-7 Warrant to purchase 30,937,500 shares of common stock

•	A F-4 Warrant to purchase 30,937,500 shares of common stock

As part of the acquisition of BounceGPS, Inc., we acquired approximately 600 mobile subscribers, executive management and marketing expertise. Total assets acquired were approximately $380,000, consisting primarily of inventory and other current assets in the amount of $149,000, and $231,000 in fixed and other assets. Total liabilities acquired were approximately $380,000 consisting of accounts payable and other current liabilities of $103,000 and notes payable of $277,000. We anticipate that cash flows from operations from BounceGPS to be minimal.

The transactions contemplated by the Share Exchange Agreement closed on December 4, 2006.

The series C convertible preferred stock issued under the Share Exchange Agreement has a face amount of $1,000 per share ($5,000,000 in the aggregate), ranks junior to the Company’s series B convertible preferred stock and senior to its common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

The series C convertible preferred stock issued under the Share Exchange Agreement is initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C Preferred Stock;

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right outstanding on the date of issuance (including, without limitation, the series C convertible preferred stock, the Company’s series B convertible preferred stock, the Series A Notes, the Series B Notes, the Series B OID Notes, the E-7 Warrants and the F-4 Warrants);

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right issued after the issuance date of the series C convertible preferred stock in conversion, exercise or exchange of securities outstanding as of the issuance date or as a dividend, interest payment, liquidated damages, penalty, compromise, settlement or other payment of certain securities or pursuant to or in connection with any agreement, indebtedness or other obligation of the Company existing as of the issuance date, or with respect to any amendment, waiver or modification thereto or extension thereof;

•
Shares of common stock issued after the issuance date of the series C convertible preferred stock as a dividend, interest payment, liquidated damages, penalty, compromise, settlement or other payment of certain securities or pursuant to or in connection with any agreement, indebtedness or other obligation of the Company existing as of the issuance date, or with respect to any amendment, waiver or modification thereto or extension thereof; and

•	Shares of common stock authorized for issuance from time to time under the Company’s equity incentive plans.

The series C convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series C Preferred Stock, voting as a separate class, have the right to appoint a majority of the members of our Board of Directors (as long as we have not exercised our limited rights to redeem series C convertible preferred stock).

As a result of the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI, as the sole holder of our series C convertible preferred stock, currently holds approximately 94.1% of the voting power of our outstanding securities and beneficially owns approximately 94.2% of our common stock (59.8% calculated on a fully diluted basis).

Stock Issuances

Subsequent to August 31, 2006, we issued the following common shares:

• S-8 stock issued for professional fees	21,435,724
• Series A Notes and OID Notes payments	31,742,893
• Series B preferred stock conversion into common stock	516,128