Form 10QSB
period 2006-11-30
Remote Dynamics Inc
filed 2007-01-24
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of January 24, 2007
Common Stock, $.01 par value	63,228,182

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-QSB

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1:	FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	November 30,	August 31,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$107	$303
Accounts receivable, net of allowance for doubtful accounts of $66 and $77, respectively	576	586
Inventories, net of reserve for obsolescence of $112 and $112, respectively	212	360
Deferred product costs - current portion	1,112	1,121
Lease receivables and other current assets, net	390	299
Total current assets	2,397	2,669

Property and equipment, net of accumulated depreciation and amortization of $2,704 and $2,548 respectively	1,821	2,237
Deferred product costs - non-current portion	952	1,044
Goodwill	2,395	2,395
License right, net	66	95
Deferred financing fees, net	1,960	2,353
Lease receivables and other assets, net	367	365
Total assets	$9,958	$11,158

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,424	$1,090
Deferred product revenues - current portion	2,024	2,033
Series A convertible notes payable (net of discount of $1,676 and $2,395, respectively)	1,525	1,438
Note payable - HFS	2,000	2,000
Accrued expenses and other current liabilities	1,452	1,793
Total current liabilities	8,425	8,354

Deferred product revenues - non-current portion	1,632	1,786
Capital leases, less current portion	90	211
Series A convertible notes payable - non-current (net of discount of $1,917)	-	-
Other non-current liabilities	321	325
Total liabilities	10,468	10,676

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% cumulative, $10,000 stated value, 2,000,000 shares authorized, 572 and 600 shares issued and outstanding at November 30, 2006 and August 31, 2006, respectively (redeemable in liquidation at an aggregate of $6,599,196 at November 30, 2006)	4,723	4,850

Stockholders' deficit:
Common stock, $0.01 par value, 230,000,000 shares authorized, 59,955,408 shares issued and 59,025,460 outstanding at November 30, 2006; 230,000,0000 shares authorized, 10,463,385 shares issued and 9,533,437 outstanding at August 31, 2006	600	105
Treasury stock, 929,948 shares, at cost	(1,860)	(1,860)
Additional paid-in capital	35,913	34,821
Accumulated deficit	(39,886)	(37,434)
Total stockholders' deficit	(5,233)	(4,368)
Total liabilities and stockholders' deficit	$9,958	$11,158

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	November 30,
	2006	2005
Revenues
Service	$717	$1,236
Ratable product	738	623
Product	11	71
Total revenues	1,466	1,930

Cost of revenues
Service	557	1,008
Ratable product	421	303
Product	5	148
Total cost of revenues	983	1,459

Gross profit	483	471

Expenses
General and administrative	931	1,046
Customer service	113	247
Sales and marketing	263	743
Engineering	156	287
Depreciation and amortization	340	669
Impairment loss on license right	-	144
Goodwill impairment	-	4,990
Total expenses	1,803	8,126

Operating loss	(1,320)	(7,655)

Interest income	25	31
Interest expense	(1,188)	(82)
Other (expense) income	73	(13)
Loss before income taxes	(2,410)	(7,719)

Income tax benefit	-	-
Net loss	(2,410)	(7,719)

Preferred stock dividend	(42)	(130)
Loss on redemption of preferred stock	-	(2,208)
Net loss attributable to common stockholders	$(2,452)	$(10,057)

Net loss per common share - basic and diluted	$(0.06)	$(1.48)

Weighted average number of common shares outstanding:
Basic and diluted	38,851	6,801

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Stockholders' deficit at August 31, 2006	10,463,385	$105	$34,821	929,948	$(1,860)	$(37,434)	$(4,368)

Payment of principal on Series A Notes with common stock	31,742,893	318	316				634
Common stock issued for services	17,233,002	172	137				309
Conversion of Series B preferred stock to common stock	516,128	5	639				644
Series B preferred stock dividends						(42)	(42)
Net loss						(2,410)	(2,410)

Stockholders' deficit at November 30, 2006	59,955,408	$600	$35,913	929,948	$(1,860)	$(39,886)	$(5,233)

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,410)	$(7,719)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of property and equipment	311	387
Amortization of license right	29	282
Amortization of deferred financing fees	393	-
Amortization of debt discount	719	-
Impairment loss on license right	-	144
Goodwill impairment	-	4,990
Provision for bad debts	48	34
Loss on assets retired or sold	105	18
Stock issued for services	309	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	18	1,411
Decrease (increase) in inventories	148	(313)
Increase (decrease) in deferred product costs	101	(144)
(Increase) decrease in lease receivables and other assets	(149)	304
Increase in accounts payable	334	384
Decrease (increase) in deferred product revenues	(163)	30
Increase (decrease) in accrued expenses and other liabilities	43	(166)
Net cash used in operating activities	(164)	(358)

Cash flows from financing activities:
Proceeds from issuance of Series B preferred stock and warrants, net of offering costs	-	443
Interest paid on bridge note	-	36
Dividends paid on preferred stock	-	(130)
Payments on capital leases and other notes payable	(32)	(317)
Net cash provided by financing activities	(32)	32

Decrease in cash and cash equivalents	(196)	(326)
Cash and cash equivalents, beginning of period	303	503
Cash and cash equivalents, end of period	$107	$177

Supplemental cash flow information:
Interest paid	$15	$74
Non-cash investing and financing activities:
Purchases of assets through capital leases and other note payables	$-	$144
Exchange of bridge note into warrants	$-	$1,750
Payment of principal on Series A Notes with common stock	$634	$-
Conversion of Series B preferred stock to common stock	$644	$-
Preferred stock dividends accrued	$42	$130
Preferred stock dividends paid through the issuance of Series B preferred stock	$517	$-

See accompanying notes to unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business Overview and Going Concern

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

Our new REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In addition, the REDIview product line allows us to move to a recurring revenue model for all of its current product offerings, an important and necessary change to our revenue model to achieve overall sustained revenue growth and cash flow positive operations. In implementing our new business plan, we are completing a significant cost and operational-based restructuring, reducing our workforce at all levels, including the senior management level. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

Going Concern

Historically, much of our revenues have been derived from products and services sold to the long-haul trucking industry, small to medium-sized companies through our Vehicle Management Information™ (“VMI”) product line, and to SBC. Revenues from the long-haul trucking industry and SBC have ceased as of December 31, 2005. SBC selected an alternative vendor to supply its next generation AVL product, and, as of December 31, 2005, had deactivated all of its subscriber units. We have ceased actively marketing and selling our VMI product. For us to sustain ongoing business operations and ultimately achieve profitability, we must substantially increase our sales and penetration into the marketplace with competitive products and services. We believe that the potential market opportunity for automatic vehicle location products in the United States, such as our GPRS-based REDIview product, is significant and that we will be well positioned with our telematics product lines and proven operations support to take advantage of the significant market potential.

At November 30, 2006 we have a significant working capital deficit, have incurred significant recurring losses and have used significant cash in operations. We currently do not expect to achieve profitability during the 2007 fiscal year. Based on our latest revised pricing structure and reduction in workforce, we currently estimate that to achieve profitability, we will need to have approximately $600,000 in monthly revenues. However, there can be no assurances that we will achieve our REDIview sales targets or our targeted operating cost reductions, and failure to do so may have a material adverse effect upon our business, financial condition and results of operations.

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

We currently believe that with the expected remaining proceeds from our November 2006 private placement described in Note 3, and assuming the achievement of our revised REDIview sales targets and expected operating cost reductions, we have sufficient capital to fund our ongoing operations through the remainder of our 2007 fiscal year. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. Moreover, despite actions to reduce costs and improve profitability, our operating losses and net operating cash outflows will continue through at least June 2007. As a result, we may not be able to achieve the revenue and gross margin objectives necessary to achieve positive cash flow or profitability without obtaining additional debt or equity financing. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to file for bankruptcy protection and/or cease operations.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended August 31, 2006. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

We further modified our business plan as of August 31, 2006 significantly reducing our projected sales forecasts and operational costs from the former plan. As a result, and in accordance with SFAS 142, we performed an annual test of our goodwill as of August 31, 2006 utilizing a discounted future cash flow analysis based on our new projected sales targets and the estimated impact of our additional cost saving measures. We determined that goodwill was further impaired by an estimated $2.7 million. Goodwill was thus further written off by $2.7 million at August 31, 2006 representing the full amount of the estimated impairment. At August 31and November 30, 2006, the carrying value of our goodwill was $2.4 million.

Recent Accounting Pronouncements

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

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning September 1, 2007. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

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

3.	Securities Purchase Agreements

Series A Preferred Stock

On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5,000,000. Net cash proceeds were $4,651,000 after payment of expenses. The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A convertible preferred stock to SDS Capital Group SPC, Ltd (“SDS”). The Series A convertible preferred stock was issued to SDS pursuant to the exemption from the registration requirements of the Securities Act of 1933 as amended, provided by Regulation D promulgated thereunder. As discussed below, the Series A convertible preferred stock was exchanged for Series B convertible preferred stock in September 2005.

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

Series B Preferred Stock

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

During the three months ended November 30, 2006, we issued approximately 32 million shares of our common stock for the repayment of approximately $634,000 in Series A Notes and accrued interest.

On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $337,500. This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000 in the second quarter of fiscal year 2006.

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

On September 15, 2006, at the request of SDS, and in accordance with the terms of our Series B preferred stock, we exchanged 80 shares of our redeemable Series B preferred stock into approximately 516,000 shares of our common stock at a conversion rate of $1.55 per share. The carrying value of our Series B preferred stock was reduced by approximately $644,000.

We currently are not in compliance with certain of our obligations relating to our Series A Notes, including our failure to maintain sufficient authorized shares to permit conversion of the notes and our failure to register the resale of the shares of common stock issuable upon conversion of the notes. As of November 30, 2006, we have obtained waivers of compliance of these obligations from all of the note holders, other than one holder of $100,000 principal amount of the notes.

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

HFS Note Payable

On July 20, 2004, we entered into and consummated the Third Amended Letter Agreement with HFS Minorplanet Funding LLC (“HFS”) issuing a $2.0 million convertible promissory note to HFS with the principal balance being due 36 months from the date of funding, with an annual interest rate of 12 percent. Upon issuance of the Note, HFS provided the $2 million funding to us less a commission in the amount of $80,000 representing four percent (4%) of the loan proceeds. A Director of HFS currently serves as a Director on our Board of Directors. During the three months ended November 30, 2006 and 2005, we made interest payments to HFS totaling $10,000 and $60,000 respectively. We accrued $60,000 and $60,000, respectively, in interest during the same periods.

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

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with Bounce Mobile Systems, Inc. (“BMSI”) and other accredited investors. As discussed below, we did not receive any proceeds from this transaction until December 4, 2006. Pursuant to the Note and Warrant Purchase Agreement, we will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) our series E-7 warrants (“E-7 Warrants”) to purchase 82,218,750 shares of our common stock and (iv) our series F-4 warrants (“F-4 Warrants”) to purchase 82,218,750 shares of our common stock.

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

The private placement is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2006 and the second closing occurred on January 10, 2007. The third closing will occur within five business days after the date that we file an amendment to our Certificate of Incorporation making effective an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

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

4.	Inventories

Inventories consist of the following (in thousands):

	November 30,	August 31,
	2006	2006

Complete systems	$85	$201
Component parts	127	159
	$212	$360

5.	Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $132,000 at November 30, 2006.

Purchase Obligations

We had purchase obligations of approximately $1.1 million primarily related to the purchase of inventory as of November 30, 2006.

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

Operating expenses are allocated to each segment based on management’s estimate of the utilization of financial resources by each segment. Impairment loss on license right is allocated solely to the VMI segment. Goodwill impairment is allocated solely to the NSC Systems segment. The following tables set forth segment financial information (in thousands):

	As of and for the Three Months Ended
	November 30, 2006
	NSC Systems	VMI	Consolidated
Revenues	$1,141	$325	$1,466
Operating loss	(1,413)	93	(1,320)
Interest expense	(1,188)	-	(1,188)
Interest income	19	6	25
Depreciation and amortization	(302)	(38)	(340)
Net loss	(2,509)	99	(2,410)
Total assets	9,903	55	9,958

	As of and for the Three Months Ended
	November 30, 2005
	NSC Systems	VMI	Consolidated
Revenues	$1,283	$647	$1,930
Operating loss	(7,348)	(307)	(7,655)
Interest expense	(82)	-	(82)
Depreciation and amortization	(576)	(93)	(669)
Impairment loss on license right	-	(144)	(144)
Goodwill impairment	(4,990)	-	(4,990)
Net loss	(7,429)	(290)	(7,719)
Total assets	12,805	1,606	14,411

7.	Earnings Per Share

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

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion/exercise would have been antidilutive:
	For the Three Months Ended
	November 30,
	2006	2005

Restricted stock ( not vested)	-	565,000
Convertible notes payable	26,240,765	649,350
Convertible preferred stock	3,690,323	4,193,548
Outstanding warrants to purchase common stock	87,991,667	5,491,667

8.	Shareholders’ Deficit

During the three months ended November 30, 2006, we issued approximately 32 million shares of our common stock for the repayment of approximately $634,000 in Series A Notes.

During the three months ended November 30, 2006, we issued approximately 17 million shares of our common stock for the payment of certain professional and legal fees totaling approximately $309,000.

On September 15, 2006, at the request of SDS, and in accordance with the terms of our Series B preferred stock, we exchanged 80 shares of our redeemable Series B preferred stock into approximately 516,000 shares of our common stock at a conversion rate of $1.55 per share. The carrying value of our Series B preferred stock was reduced by approximately $644,000, and our stockholders' equity was increased by approximately $644,000.

9.	Preferred Stock

On October 12, 2006, we converted approximately $520,000 in accrued dividends due on our Series B into 52 shares of Series B preferred stock.

10.	Legal Proceedings

On October 13, 2006, we entered into a Memorandum of Understanding with @Road, Inc. with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). Under the Memorandum of Understanding, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $250,000, payable in 24 equal monthly installments beginning January 1, 2007 (subject to acceleration upon certain change of control and financing transactions) and accruing interest at the rate of 8% per annum. The settlement is subject to the approval of our Board of Directors and execution of a final settlement agreement and general release. This amount is recorded as a liability at August 31, 2006 and November 30, 2006.

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

Results of Operations

The following tables set forth, for the periods indicated, certain financial data as a percentage of net revenue.
	Three Months ended August 31,
	2006	2005
Revenues
Service	48.9%	64.0%
Ratable product	50.3	32.3
Product	0.8	3.7
Total revenues	100.0	100.0

Cost of revenues
Service	38.0	52.2
Ratable product	28.7	15.7
Product	0.3	7.7
Total cost of revenues	67.0	75.6

Gross profit	33.0	24.4

Expenses:

General and administrative	63.5	54.2
Customer service	7.7	12.8
Sales and marketing	17.9	38.5
Engineering	10.6	14.9
Depreciation and amortization	23.2	34.7
Impairment loss on license right	-	7.5
Goodwill impairment	-	258.5
Total expenses	122.9	421

Operating loss	(90.0)	(396.6)

Interest income	1.7	1.6
Interest expense	(81.0)	(4.2)
Other (expense) income	5.0	(0.7)
Loss before income taxes	(164.4)	(399.9)

Income tax benefit	-	-
Net loss	(164.4)	(400)

Preferred stock dividend	(2.9)	(6.7)
Loss on redemption of preferred stock	-	(114.4)
Net loss attributable to common stockholders	(167.3)%	(521.1)%

Results of Operations - Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Our total revenue for the three months ended November 30, 2006 decreased to $1.5 million from $1.9 million during the three months ended November 30, 2005. NSC Systems revenue decreased from $1.3 million during the three months ended November 30, 2005 to $1.1 million during the three months ended November 30, 2006. NSC Systems is comprised of revenues derived from the member companies of SBC Communications, Inc. (“SBC”), Geologic Systems, Inc. (“Geologic”) and our REDIview product line. As of December 31, 2005, SBC had deactivated all of its REDIview subscriber units. The decrease in the Geologic network services subscriber units was also anticipated as subsequent to the sale to Geologic in fiscal 2002, the subscriber units used by Geologic had either been converted to Geologic’s network or acquired service from other carrier networks. As all revenues from our contract with SBC have ended, our future revenues will be solely dependent upon sales of our REDIview product line. REDIview contributed all or our NSC Systems segment revenue for the three months ended November 30, 2006. REDIview revenue for the quarter ended November 30, 2005 totaled approximately $500,000. The increase to $1.1 million as of November 30, 2006 was attributable to normal sales of the REDIview product line. Any failure to achieve our sales targets of the REDIview product line will likely have a material adverse effect on our business, financial condition and results of operations.

VMI revenue for the three months ended November 30, 2006 was $0.3 million, down from $0.6 million during the three months ended November 30, 2005. This decrease was primarily due to VMI customers converting to REDIview and normal expected attrition of the VMI customer base. New VMI unit sales were minimal during the three months ended November 30, 2006 and 2005 as sales and marketing focused on sales of the REDIview product line. We no longer actively market the VMI product; however, we will continue to service and support our existing VMI customers and will continue to recognize deferred product revenues and costs over the remaining VMI contract lives.

Total gross profit margin increased from 24% for the three months ended November 30, 2005 to 33% for the three months ended November 30, 2006. During the three months ended November 30, 2005, profit margins on the revenues from SBC and Geologic were offset by the fixed costs of operating the network services center. During the three months ended November 30, 2006, those costs were greatly reduced as SBC and Geologic had deactivated all of their units.

General and administrative expenses decreased from $1.0 million during the three months ended November 30, 2005 to $0.9 million during the same period in 2006, primarily due to a cost-based reduction in workforce from 73 employees at November 30, 2005 to 27 employees at November 30, 2006. Customer service expenses decreased from $0.2 million during the three months ended November 30, 2005 to $0.1 million during the same period in 2006, primarily due to a cost-based reduction in workforce. Sales and marketing expenses decreased from $0.7 million during the three months ended November 30, 2005 to $0.3 million during the same period in 2006, primarily due to a cost-based reduction in workforce. Engineering expenses decreased from $0.3 million during the three months ended November 30, 2005 to $0.2 million during the same period in 2006, primarily due to a cost-based reduction in workforce. Depreciation and amortization expense decreased to $0.3 million during the three months ended November 30, 2006 from $0.7 million during the same period in the prior year primarily due to customer relationships being fully amortized as of December 2005 and NSC equipment being fully depreciated as of December 2005. Goodwill was written off by approximately $5.0 million at November 30, 2005 as previously described in Note 2. The VMI license right was written off by approximately $0.1 million at November 30, 2005.

Interest expense increased to $1.2 million for the three months ended November 30, 2006 from $0.1 million for the same period during 2005. During the three months ended November 30, 2006, we recorded a non-cash interest expense associated with the Series A Note transaction of $1.1 million.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $0.1 million as of November 30, 2006.

Net cash used in operations in 2006 was $0.2 million, primarily due to a net loss of $2.4 million offset by amortization of debt discount of $0.7 million, amortization of deferred financing fees of $0.4 million, depreciation and amortization of $0.3 million, stock issued for services of $0.3 million, and an increase in accounts payable of $0.3 million.

We had cash and cash equivalents of $0.2 million as of November 30, 2005.

Net cash used in operations in 2005 was $0.4 million, primarily due to a net loss of $7.7 million offset by a charge for goodwill impairment of $5.0 million, a decrease in accounts receivable of $1.4 million, an increase in accounts payable of $0.4 million, depreciation and amortization of $0.4 million, and a decrease in lease receivables and other assets of $0.3 million.

Net cash provided by financing activities in 2005 was $32,000, due to the proceeds from the sale of Series B preferred stock of $0.4 million, offset by payments on capital leases and other notes payable of $0.3 million and $0.1 million in dividends paid on the Series A preferred stock.

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

•
On November 30, 2006, we entered into a Note and Warrant Purchase Agreement pursuant to which, we will receive up to $1,754,000 in gross proceeds from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 82,218,750 shares of our common stock and (iv) our series F-4 warrants to purchase 82,218,750 shares of our common stock. As a result of the private placement and pursuant to the terms of "most favored nations" rights granted to investors in our February 2006 private placement of our series A notes, we issued to certain of our February 2006 private placement investors, in exchange for $1,652,111 principal amount of the series A notes, an additional (i) $1,784,111 principal amount of series B subordinated secured convertible promissory notes, (ii) $713,644 principal amount of original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 83,690,203 shares of our common stock and (iv) series F-4 warrants to purchase 83,690,203 shares of our common stock. We received no additional proceeds from the exchange. In connection with the private placement, we agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 23,021,250 shares of common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of common stock. We also agreed to pay legal fees in the amount of $35,000 to legal counsel for the investors in the private placement

Our November 2006 private placement is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2006 and the second closing occurred on January 10, 2007. The third closing will occur within five business days after the date that we file an amendment to our Certificate of Incorporation making effective an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

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

The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2006.

ITEM 3:	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. Our disclosure committee consists of members of our senior management.

Under the supervision, and with the participation of our senior management, including our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures was performed as of November 30, 2006. Based on this evaluation, the CFO has concluded that, as of the end of the period covered by this Interim Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

To remediate this internal control weakness, management has commenced implementation of the following measures: we will continue to add sufficient personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. We plan to have this implemented during the second quarter of 2007.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

(i)	On December 5, 2006, David Walters joined our Board of Directors and was appointed Chairman of the Board;

(ii)	On December 5, 2006, Keith C. Moore joined our Board of Directors and was appointed Secretary of the Board;

(iii)	On December 5, 2006, Christopher D. Phillips resigned from his position as director; and,

(iv)	On December 22, 2006, Phillip K. Hunter resigned from his position as director.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On October 13, 2006, we entered into a Memorandum of Understanding with @Road, Inc. with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). Under the Memorandum of Understanding, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $250,000, payable in 24 equal monthly installments beginning January 1, 2007 (subject to acceleration upon certain change of control and financing transactions) and accruing interest at the rate of 8% per annum. The settlement is subject to the approval of our Board of Directors and execution of a final settlement agreement and general release. This amount is recorded as a liability at August 31, 2006 and November 30, 2006.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: January 24, 2007	By:	/s/ Neil Read
Neil Read Vice President, Chief Financial Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002