Form 10KSB
Remote Dynamics Inc
filed 2007-04-17
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-26140

Remote Dynamics, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0352879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 CHISHOLM PLACE, SUITE 120 PLANO, TEXAS	75075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 395-5579

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

State the issuer’s revenues for its most recent fiscal year:  $663,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

            State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 11, 2007:  $189,685.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of April 11, 2007, 63,228,182 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Remote Dynamics, Inc.

FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

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

General

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Our AVL solutions are designed for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government.  Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions.  We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

We commercially introduced our next generation AVL product, REDIview, in January of 2005.  REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

Our REDIview product line forms the basis of our business plan for 2007 and beyond.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.   In implementing our new business plan, we are completing a significant cost and operational-based restructuring, including rightsizing our workforce.  We are focusing our efforts on enhancing the existing REDIview product line.  As a result, in addition to significantly reducing projected operational costs, we have reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

We do not expect to achieve profitability or positive cash flow for 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost levels for 2007.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the third quarter of 2007.

We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities.  Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders.  In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), or if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We had a working capital deficit of $4.7 million as of December 31, 2006.  We believe that with the expected proceeds from our November 2006 private placement we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

    Our principal executive offices are located at 200 Chisholm Place, Suite 120, Plano, Texas 75075, and our telephone number is (972) 395-5579.  Our website URL is www.remotedynamics.com.  References to “we”, “us”, “our”, “Remote Dynamics, Inc.”, or “REDI” refer to Remote Dynamics, Inc. and its subsidiaries.  REDIview™ is a registered trademark of Remote Dynamics, Inc.

Company History

We were originally incorporated in February, 1994. Our initial product offering, the Series 5000, was developed for, and sold to, companies operating in the long-haul trucking market.

In June, 2001, we affected a 1-for-5 reverse stock split of our common stock.

In June, 2001, we issued 30,000,000 shares of our common stock (shares not adjusted for our December 2003, 1-for-5 reverse stock split) in a change of control transaction to Minorplanet Systems PLC, a United Kingdom public limited company which was our majority stockholder prior to the October 2003 stock transfer to The Erin Mills Investment Corporation discussed below. In exchange for this stock issuance, Minorplanet Systems PLC paid us $10 million in cash and transferred to us all of the shares of its wholly-owned subsidiary, Minorplanet Limited and its wholly-owned subsidiary, Mislex (302) Limited, now known as Minorplanet Systems USA Limited, which held certain licensing rights to Minorplanet Systems PLC’s vehicle management information technology.

In March, 2002, we completed the sale to Aether Systems, Inc. of certain assets and licenses related to our long-haul trucking and asset-tracking businesses.  In addition, we agreed to form a strategic relationship with Aether, with respect to our long-haul customer products, pursuant to which we assigned to Aether all service revenues generated post-closing from our HighwayMaster Series 5000 customer base. Aether, in turn, agreed to reimburse us for the network and airtime service costs related to providing the HighwayMaster Series 5000 service.   In the Aether transaction, we received $3 million in cash and a note for $12 million.

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

In December, 2003, we affected a 1-for-5 reverse stock split of our common stock.

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

In June, 2004, the Bankruptcy Court entered an order confirming our Third Amended Joint Plan of Reorganization, as modified. The Bankruptcy Court set our enterprise value at $25.3 million for purposes of distributions of new common stock under the plan of reorganization. We set the effective date of the plan of reorganization as July 2, 2004. Caren (292) Limited and Minorplanet Systems USA Limited, as a matter of law, were merged with and into Remote Dynamics, Inc., ceasing to exist as separate entities as of July 2, 2004. The plan of reorganization was substantially consummated on July 8, 2004. On August 25, 2005, the Bankruptcy Court signed the final decree and closed our bankruptcy case. In connection with our Chapter 11 reorganization, we applied “Fresh Start Accounting” which resulted in approximately $19.7 million of excess reorganizational value which we recorded as goodwill.

    In July 2004, we changed our name to “Remote Dynamics, Inc.” in connection with our exit from bankruptcy.

2005 Financings

On October 1, 2004, we closed the sale of 5,000 shares of Series A convertible preferred stock, with each preferred share having a face value of $1,000, for a total purchase price of $5 million.  Net cash proceeds were $4.7 million after payment of expenses.  The Series A convertible preferred stock was convertible into shares of our common stock at a conversion price of $2.00 per share. We sold the Series A convertible preferred stock to SDS Capital Group SPC, Ltd (“SDS”).

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

On September 2, 2005, we closed the sale of $6.5 million of preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005.  In consideration for the issuance of the Series B convertible preferred stock, SDS paid us $.75 million and returned to us all of the outstanding Series A convertible preferred stock with a face value of $5 million which was held by SDS.  We incurred an early redemption penalty of $.75 million related to the Series A convertible preferred stock.  Net cash proceeds received by us were approximately $.4 million after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses.  The Series B convertible preferred stock is convertible into common stock at an original conversion price of $1.55 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 2 million shares at an exercise price of $1.75 per share. We used the net proceeds from the financing transaction to fund our business plan.  We are obligated to register the common stock issuable upon conversion of the Series B convertible preferred stock or exercise of the common stock purchase warrants for public resale under the Securities and Exchange Act of 1933.

    On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $0.67 to $0.30 per share, SDS exercised the warrants for the purchase of 1,125,000 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $.3 million.  This repricing resulted in an increase in the net loss attributable to common shareholders of approximately $69,000.

    On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $.5 million.

Series A Note Financing

On February 24, 2006, we closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes (collectively, “Series A Notes”) in a private placement transaction.   In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $.8 million and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $.5 million by our sole series B preferred convertible stockholder).

The Series A Notes are secured by substantially all of our assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share (which adjusted to $0.016 per share upon the issuance of series B subordinated secured convertible notes discussed below).  Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, we must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then we must pay to the holder of the note the lesser amount. We may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock at an initial exercise price of $0.40 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series A-7 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance.  1.9 million of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock at an initial exercise price of $0.90 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series B-4 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.  1.3 million of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock at an initial exercise price of $0.21 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series C-3 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed below. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance.  2.5 million of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 19,250,000 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 2.5 million shares of common stock at an exercise price per share equal to $0.20 with a term of 5 years following the closing.

Under the Series A Note and Warrant Purchase Agreement, we made certain covenants to the investors, including, as long as any notes or warrants remain outstanding, to have  authorized and reserved for issuance 120% of the aggregate number of shares of our common stock needed for issuance upon conversion of the notes and exercise of the warrants. We also agreed to prepare and file resale registration statements with the SEC for the shares of common stock underlying the notes and warrants. If the registration statements are not filed or declared effective within specified time frames or we fail to meet other specified deadlines, the investors are entitled to monetary liquidated damages equal to 1.5% of the total amount invested by such investor in the private placement, plus an additional 1.5% liquidated damages for each 30-day period thereafter. We are obligated to maintain the effectiveness of the registration statements until the earlier of (a) the date when the underlying securities have been sold or (b) the date on which the underlying shares of common stock can be sold without restriction under Rule 144(k).

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with Bounce Mobile Systems, Inc. (“BMSI”) and other accredited investors.  Pursuant to the Note and Warrant Purchase Agreement, we will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) our series E-7 warrants (“E-7 Warrants”) to purchase 82,218,750 shares of the Company’s common stock and (iv) our series F-4 warrants (“F-4 Warrants”) to purchase 82,218,750  shares of our common stock.

•
The Series B Notes and the Series B OID Notes are secured by all of our assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007.  We may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes and Series B OID Notes are convertible into our common stock at an initial conversion price of $0.016 per share, subject to reduction if we fail to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

The Series B Note financing is structured to occur in four closings, each providing $438,500 in gross proceeds to us.  The first closing occurred on December 4, 2006, the second closing occurred on January 10, 2007, and the third closing occurred on March 26, 2007. The third round closing conditions of filing an amendment to our Certificate of Incorporation increasing the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock were both waived by BMSI and the other accredited investors.  The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission.  Each closing is subject to certain other conditions being satisfied, including (i) our representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) our having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of us and our subsidiaries having occurred.

As a result of the financing and pursuant to the terms of "most favored nations" rights granted to investors in our February 2006 private placement of the Series A Notes, we agreed to issue certain of our February 2006 private placement investors, in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 77,191,646 shares of our common stock and (iv) F-4 Warrants to purchase 77,191,646 shares of our common stock.  In addition, we agreed to issue, in exchange for 50 shares of our Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS) an additional (i) $500,000 principal amount of Series B Notes, (ii) $200,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 23,437,500 shares of our common stock and (iv) F-4 Warrants to purchase 23,437,500 shares of our common stock.  We will receive no additional proceeds from the exchange.

In connection with the private placement, we agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 16,443,750 shares of our common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of our common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of our common stock.     The Company also agreed to pay $119,816  in consulting and legal counsel fees as part of the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows:  (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of the Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of the Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.0966 per share and increasing the number of shares of common stock for which the warrants can be exercised from 700,000 to 12,683,191.

Under the terms of the Series B Note and Warrant Purchase Agreement, we have agreed to use commercially reasonable efforts to obtain stockholder approval for an increase in the number of its authorized shares of common stock to at least 575,000,000 and a one-for-fifty reverse stock split of its common stock.    We also have agreed to prepare and file one or more resale registration statements with the SEC for the shares of common stock underlying the notes and warrants issued in the private placement. Specifically, we are obligated to (a) file an initial registration statement with the SEC on or before the earlier of (i) March 4, 2007 and (ii) the 30th day following the date our stockholders approve the increase in authorized shares and reverse stock split described above and (b) have the initial registration statement declared effective not later than the 60th day after the registration statement is filed (or 90 days if the registration statement receives a full review by the SEC). If the initial registration statement is not filed or declared effective within these time frames or we fail to meet other specified deadlines, the investors will be entitled to monetary liquidated damages equal to 1.5% of the total amount invested by such investor in the private placement, plus an additional 1.5% liquidated damages for each 30-day period thereafter, up to a maximum liquidated damages amount of not more than 9% of the amount invested by each investor. We are obligated to maintain the effectiveness of the registration statements until the earlier of (a) the date when the underlying securities have been sold or (b) the date on which the underlying shares of common stock can be sold without restriction under Rule 144(k), or the effectiveness period.

BounceGPS Acquisition / Share Exchange Agreement

On November 30, 2006, we entered into a Share Exchange Agreement with BMSI. Pursuant to the Share Exchange Agreement, we agreed to acquire from BMSI 100% of the capital stock of BounceGPS, Inc. (“BounceGPS”), a provider of mobile asset management solutions, in exchange for:

•	5,000 shares of our newly authorized series C convertible preferred stock
•	A Series B Note in the principal amount of $660,000
•	A Series B OID Note in the principal amount of $264,000
•	An E-7 Warrant to purchase 30,937,500 shares of our common stock
•	An F-4 Warrant to purchase 30,937,500 shares of our common stock

The series C convertible preferred stock issued under the Share Exchange Agreement has a face amount of $1,000 per share ($5,000,000 in the aggregate), ranks junior to our series B convertible preferred stock and senior to its common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

The series C convertible preferred stock issued under the Share Exchange Agreement is initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C Preferred Stock;

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right outstanding on the date of  issuance (including, without limitation, the series C convertible preferred stock, our series B convertible preferred stock, the Series A Notes, the Series B Notes, the Series B OID Notes, the E-7 Warrants and the F-4 Warrants);

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

•	Shares of common stock authorized for issuance from time to time under our equity incentive plans.

The holders of shares of Series C convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 100% of face value, plus accrued but unpaid dividends in the following events:

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

•	We sell, convey or dispose of all or substantially all of our assets;

•
We merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of our voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of our board of directors comprising fifty percent (50%) or less of the members of our board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	We have fifty percent (50%) or more of the voting power of our capital stock owned beneficially by one person, entity or “group”;

•	We experience any other change of control not otherwise addressed above; or

•
We otherwise breach any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after we have been notified thereof in writing by the holder.

    The series C convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series C convertible preferred stock, voting as a separate class, have the right to appoint a majority of the members of our Board of Directors (as long as we have not exercised our limited rights to redeem series C convertible preferred stock).

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 94.5% of the voting power of our common stock outstanding, and beneficial ownership of approximately 61.1% of our common stock (on a as-converted, fully diluted basis).

Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006. Since the historical operations of Remote Dynamics, Inc. will comprise substantially all of our ongoing operations, we have provided the historical financial statements of Remote Dynamics, Inc. (prior to the BounceGPS acquisition) for the fiscal years ended August 31, 2006 and 2005 and the three months ended November 30, 2006 and 2005 for information purposes as Exhibit 15.1 and 15.2 to this Form 10-KSB.

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

The REDI 2000™ mobile data logging unit combines global positioning system (GPS) technologies along with the latest in wireless, Internet protocol-based communications to deliver real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

Vehicle Management Information (VMI)

On June 21, 2001, we acquired an exclusive, royalty-free, 99-year license to market, sell and operate Minorplanet System PLC’s VMI technology in the United States, Canada and Mexico. VMI is designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel related expenses. The VMI technology consists of: (i) a data control unit (“DCU”) that continually monitors and records a vehicle’s position, speed and distance traveled; (ii) a command and control center (“CCC) which receives and stores in a database information downloaded from the DCU’s; and (iii) software used for communication, messaging and detailed reporting. VMI uses satellite-based GPS location technology to acquire a vehicle location on a minute-by-minute basis, and a global system for mobile communications based cellular network to transmit data between the DCU’s and the CCC. Global System for Mobile Communications (“GSM”) is a digital technology developed in Europe and has been adapted for North America. GSM is the most widely used digital standard in the world. The VMI application was targeted to small and medium sized fleets based in major metropolitan areas.

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

On January 6, 2005, Remote Dynamics and Minorplanet Limited entered into an Addendum to Compromise and Settlement Agreement which granted us the right to continue to market and sell the VMI product line to our existing VMI customers. We have ceased marketing and selling the VMI product

  Competition

We believe that our primary competitors in the automatic vehicle location market include:

•
Trimble - In addition to providing advanced GPS components, Trimble augments GPS with other positioning technologies as well as wireless communications and software to create complete customer solutions. Trimble focuses on emerging applications including surveying, automobile navigation, machine guidance, asset tracking, wireless platforms, and telecommunications infrastructures.  In February 2007, Trimble acquired @Road, Inc., another of our competitors.  @Road's mobile resource management system enables vehicle location, wireless voice and text communications, and remote transaction processing with signature capture using a PDA.

•	Teletrac - Teletrac currently sells an Internet-based solution and offers service on GPRS, CDPD, and Cellemetry wireless networks as well as Teletrac’s own proprietary TDOA network.

•	Other Regional Competitors - There are numerous smaller regional companies vying for a local presence.

  Employees

At December 31, 2006, we had 19 employees.  Our employees are not represented by a collective bargaining agreement.  None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

  Strategic Service Alliances of the Company

T-Mobile. The Company also resells T-Mobile GSM data services to the Company’s VMI customers pursuant to a reseller agreement with T-Mobile. The reseller agreement had an initial term of one year which continues on a month-to-month basis following the expiration of such initial term unless terminated by either party on written notice.  The initial term of the reseller agreement has expired and the reseller agreement is currently on a month-to-month term. T-Mobile is making ongoing changes to their network to support circuit-switched data which is causing significant support issues to the VMI product line, which may accelerate the product’s end of life.  If the Company is unable to renew such agreements with T-Mobile and other U.S. wireless carriers refuse to support circuit-switched data on their GSM networks for our VMI units, such failures would not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

We have operated at a significant loss in recent periods, have a substantial working capital deficit,  and may not have adequate funds to continue as a going concern.

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.  For 2006, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

    We do not expect to achieve profitability or positive cash flow for 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into the third quarter of 2007.

    Critical success factors in our plans to achieve positive cash flow from operations include:

•	Ability to increase sales of the REDIview product line.

•	Ability to further reduce our operating costs in accordance with our latest revised business plan.

•	Significant market acceptance of our product offerings from new customers, including our REDIview product line, in the United States.

•	Maintaining and expanding our direct sales channel.

•	Training and development of new sales staff.

•	Maintenance and expansion of indirect distribution channels for our REDIview product line.

    There can be no assurances that any of these success factors will be realized or maintained.

    We had a working capital deficit of $4.7 million as of December 31, 2006.  We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

We are currently not in compliance with our obligations under our senior securities and, as a result, our senior security holders may declare the securities  immediately due and payable,  we may be required to pay monetary liquidated damages and/or  amounts in excess of the outstanding amount due under of the securities, and we may be forced to sell all of our assets or cease operations.

We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including (a) with respect to our series A senior secured convertible notes, our failure to make required amortization payments, to maintain sufficient authorized shares to permit conversion of the notes and to register the resale of the shares of common stock issuable upon conversion of the notes, and (b) with respect to our series B senior secured convertible notes, our failure to file a registration statement with respect to the resale of the shares of common stock issuable upon conversion of the notes.

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

 Upon the occurrence of an event of default on our secured convertible notes, the holders may (a) declare the entire unpaid principal balance of the notes due and it will be accelerated; (b) demand prepayment of the notes as described below, (c) demand that the principal amount of the notes then outstanding be converted into shares of our common stock at the conversion price discussed in more detail below; and/or (d) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law.

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

The holders of shares of convertible preferred stock have the right to cause us to redeem any or all of their shares at a price equal to 100% of face value, plus accrued but unpaid dividends, upon the occurrence of specified events, including our breach of any material term under the related financing documents (subject to applicable notice and cure periods).

            Our failure to comply with our obligations relating to our secured convertible notes and convertible preferred stock also exposes us to liquidated damages claims by the security holders. For example, our failure to meet specified deadlines to register the resale of the shares of common stock issuable upon conversion of the notes exposes us to claims for monetary liquidated damages from the note holders equal to 1.5% of the total amount invested by the note holders, plus an additional 1.5% liquidated damages for each 30-day period thereafter.

We do not currently have the cash on hand to repay amounts due under our secured convertible notes or convertible preferred stock if the security holders elected to exercise their repayment, redemption or liquidated damages remedies.  To date, we have obtained waivers of compliance of certain of our obligations under the securities from some of our security holders.  If we continue to be unable to comply with our obligations in the future, there can be no assurance that we will be able to obtain waivers from the security holders on acceptable terms or at all.

Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.   In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We have pledged all of our assets to existing creditors.

Our secured convertible notes are secured by a lien on substantially all of our assets.  A default by us under the secured convertible notes would enable the holders of the notes to take control of substantially all of our assets.  The holders of the secured convertible notes have no operating experience in our industry and if we were to default and the note holders were to take over control of our Company, they could force us to substantially curtail or cease our operations.   If this happens, an investor could lose their entire investment in our common stock.

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

BMSI can vote an aggregate of 94.5% of the voting power of our common stock and can exercise control over corporate decisions including the appointment of directors.

BMSI can vote an aggregate of 1,135,619,915 shares (or 94.5%) of the voting power of our common stock.  Accordingly, BMSI will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  Our other stockholders will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors.  Additionally, it will be difficult if not impossible for investors to remove designees of BMSI as directors of the Company, which will mean BMSI will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.  Potential investors in the Company should be aware that even if they own shares of our common stock and wish to vote them at annual or special shareholder meetings, their shares will likely have little effect on the outcome of corporate decisions.

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

Currently, our automatic vehicle location products rely on GSM/GPRS networks. GPRS is the internet protocol-based dedicated high speed wireless data channel for the GSM wireless network. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of our customers who may wish to use some of our services outside the current coverage area.

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

Our REDIview products depend upon signals from GPS satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as these affect GPS by affecting the availability, quality, accuracy or pricing of GPS technology, these factors could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on the efforts of Gary Hallgren, our Chief Executive Officer, and Greg Jones, our Senior Vice President, Operations.  We maintain employment agreements with these executives which expire in February, 2009.

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

Increases in the wholesale rates for digital wireless service could reduce our service margin.

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

Our adoption of “Reverse Merger Accounting” makes comparisons of our financial position and results of operations with those of prior fiscal periods more difficult.

In connection with our acquisition of BounceGPS in December 2006, we implemented “Reverse Merger Accounting” in accordance with FAS 141 “Accounting for Business Combinations” whereby our financial statements reflect the historical operations of BounceGPS as they are the accounting acquirer.  Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.  As a result, the consolidated financial statements for periods after our reverse merger are not comparable to our consolidated financial statements for the periods prior to our reverse merger. The application of “Reverse Merger Accounting” makes it more difficult to compare our post-merger operations and results to those in pre-merger periods and could therefore adversely affect trading in and the liquidity of our common stock.  We have provided Remote Dynamics, Inc. historical financial statements prior to the acquisition for the years ending August 31, 2006 and 2005 and the three months ending November 30, 2006 for information purposes as Exhibit 15.1 and 15.2 to this Form 10-KSB.

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

As of April 11, 2007, we had outstanding (i) 522 shares of our series B convertible preferred stock (which were convertible into 3,367,742 shares of common stock), (ii) 5,000 shares of our series C convertible preferred stock (which were convertible into 1,135,619,915 shares of common stock), (iii) $4,209,847 principal amount of our series A senior secured convertible promissory notes (which were convertible into 263,115,438 shares of common stock), (iv) $4,870,451 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 304,403,188 shares of common stock), (v) series A-7 warrants exercisable for 20,625,000 shares of common stock, (vi) series B-4 warrants exercisable for 13,750,000 shares of common stock, (vii) series C-3 warrants exercisable for 27,500,000 shares of common stock, (viii) series D-1 warrants exercisable for 19,250,000 shares of common stock, (ix) series E-7 warrants exercisable for 172,322,768 shares of common stock, (x) series F-4 warrants exercisable for 172,322,768 shares of common stock, and (xi) other warrants exercisable for 30,551,365 shares of common stock.

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

As of April 10, 2007, we had outstanding 63,228,182 shares of our common stock, which would represent only 3% of our total issued and outstanding common stock upon conversion of all of our secured convertible notes, convertible preferred stock and upon exercise of all of our outstanding warrants. Although certain holders may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause such holder to own more than 4.99% of our outstanding common stock, this restriction does not prevent any holder from converting and/or exercising and selling some of its holdings and then converting the rest of its holdings. In this way, any such holder could sell more than this limit while never holding more than this limit at any one time. The issuance of shares of common stock upon conversion of our secured convertible notes, our convertible preferred stock and upon exercise of our outstanding warrants may result in substantial dilution to the interests of other stockholders.

Because our secured convertible notes may be repaid, at our discretion, in shares of common stock valued at a discount of the common stock’s trading price, should the value of our common stock decrease, our election to repay the notes in shares of common stock could result in a significant issuance of new shares of common stock to the note holders, causingmaterial dilution to the then existing holders of our common stock.

As of March 31, 2007, we had outstanding (a) $4,209,847 principal amount of our series A senior secured convertible notes (including original issue discount notes) and (b) $4,870,451 principal amount of our series B senior secured convertible notes (including original issue discount notes).

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

The series B subordinated secured convertible notes are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007.  We may make principal installment payments in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the greater of (i) the principal installment amount divided by $0.02 and (ii) the principal installment amount divided by 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.

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

Item 2.          Description of Properties.

Our headquarters are located in Plano, Texas.  We occupy approximately 4,000 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  The lease for our headquarters facility extends through March 2009.

Item 3.          Legal Proceedings.

In August 2005, @Road, Inc. brought a lawsuit against us alleging intentional interference with prospective economic advantage (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). On October 13, 2006, we entered into a preliminary Memorandum of Understanding with @Road, Inc. with respect to a settlement of the lawsuit in exchange for a payment from us of $250,000, however, the parties could not agree on the details of the settlement.  Additionally, the proposed settlement terms were not approved by our Board of Directors

In November 2006, Mike Albert Leasing, Inc. brought a lawsuit against us alleging breach of a motor vehicle lease agreement (Mike Albert Leasing, Inc. v. Remote Dynamics, Inc., Hamilton County, Ohio Court of Common Pleas).  In February 2007, the plaintiff obtained a default judgment against us in the amount of $79,401.20, plus interest.

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

We are subject to legal proceedings and claims that involve the collection of payments due by us or arise in the ordinary course of business.  We do not believe that any claims other than those described above exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact on future results.

Item 4.          Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our Common Stock was initially offered to the public on June 22, 1995, and was quoted on the NASDAQ National Market (“NASDAQ NMS”) through close of business on February 1, 1999, after which time it began trading on the NASDAQ SmallCap Market (“NASDAQ SmallCap”) under the symbol “HWYM.”  Our common stock next traded under the symbol “REDI” on the NASDAQ SmallCap until February 21, 2006, when began trading on the OTC Bulletin Board under the symbol “REDI.OB” following de-listing from the NASDAQ SmallCap.  The following table sets forth the range of high and low trading prices on the NASDAQ SmallCap Market or the OTC Bulletin Board, as applicable, for the Common Stock for the periods indicated.  Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW
2005
First Quarter	$1.17	$0.92
Second Quarter	$2.89	$0.89
Third Quarter	$1.59	$0.50
Fourth Quarter	$0.90	$0.26

2006
First Quarter	$1.10	$0.13
Second Quarter	$0.18	$0.05
Third Quarter	$0.15	$0.01
Fourth Quarter	$0.02	$0.00

There were  84 holders of record of our common stock as of April 11, 2007.  The last sales price for our common stock as reported on April 11, 2007 was $0.0031.

We did not pay dividends on our common stock for the year ended December 31, 2006 and have no plans to do so in the foreseeable future. Furthermore, covenants in the Certificates of Designation for our Series B convertible preferred stock and our Series C convertible preferred stock require the consent of a majority of the Series B convertible preferred stock and the Series C convertible preferred stock, voting as separate classes before may pay a dividend on our common stock.

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

Overview

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Our AVL solutions are designed for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government.  Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions.  We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

We commercially introduced our next generation AVL product, REDIview, in January of 2005.  REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

Our REDIview product line forms the basis of our business plan for 2007 and beyond.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.  In implementing our new business plan, we are completing a significant cost and operational-based restructuring, including rightsizing the workforce.  We are focusing our efforts on enhancing the existing REDIview product line.  As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 94.5% of the voting power of our common stock outstanding, and beneficial ownership of approximately 61.1% of our common stock (on a as-converted, fully diluted basis).  Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Since the historical operations of Remote Dynamics, Inc. will comprise substantially all of our ongoing operations, we believe that the historical results of operations of Remote Dynamics, Inc. provide a better indication of and basis of comparison for our future performance.  We have provided the historical financial statements of Remote Dynamics, Inc. (prior to the BounceGPS acquisition) for the fiscal years ended August 31, 2006 and 2005 and the three months ended November 30, 2006 and 2005 for information purposes as Exhibits 15.1 and 15.2 to this Form 10-KSB.

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues for the year ended December 31, 2006 totaled $663,000 compared to $317,000 for 2005.  This 109% increase is attributable to the reverse merger transaction on December 4, 2006.  The 2006 results include operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year.  The 2005 results only include the operations of BounceGPS.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.  Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

Total gross profit margin of 3.3% during the year ended December 31, 2006 decreased from 60% during 2005. The decrease is primarily due to the clearance of BounceGPS inventory prior to the reverse merger transaction.  The 2006 gross profit of $22,000 includes negative gross profit of $212,000 from the BounceGPS results of operations.  For the period December 4, 2006 to December 31, 2006 (which includes the results of operations of Remote Dynamics, Inc.), gross profit was $234,000 and gross profit margin was 48%.

Total operating expenses increased from $298,000 during the year ended December 31, 2005 to $1,490,000 during 2006. We recorded a $411,000 goodwill and intangible asset impairment loss during the twelve months ended December 31, 2006.  The goodwill and intangible assets impaired relate to the BounceGPS acquisition of certain assets from DataLogic International, Inc. in July 2006.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Since the launch of the BounceGPS product line in July 2006, BounceGPS has failed to achieve its forecasted sales targets and began analyzing and revising its current and long-term business plans.  In October 2006, BounceGPS materially modified its existing business plan which significantly reduced its projected sales forecasts from the former plan.   As a result, and in accordance with SFAS 142, BounceGPS performed an interim impairment test of goodwill and other intangible assets as of October 31, 2006 utilizing a discounted future cash flow analysis based on its new projected sales targets.  BounceGPS determined that goodwill and customer lists totaling $411,000 were fully impaired.

    General and administrative expenses for the year ended December 31, 2006 totaled $495,000 compared to $101,000 for the year ended December 31, 2005.  Sales and marketing expenses for the year ended December 31, 2006 totaled $317,000 compared to $177,000 for 2005.  These increases are primarily due to the inclusion of operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year.  The 2005 results only include the operations of BounceGPS.  Depreciation and amortization expense increased to $184,000 during the twelve months ended December 31, 2006 from $20,000 during the prior year primarily due to the amortization of intangible assets and depreciation of fixed assets recorded in connection with the reverse merger transaction on December 4, 2006

Interest expense totaled $680,000 for the year ended December 31, 2006 primarily due to interest expense related to the Series A Note, Series B Note, and the HFS Note   We recorded a loss on the extinguishment of debt totaling $558,000 for 2006 for the exchange of Series A Notes into new Series B Notes.  We also recorded a loss on the extinguishment of redeemable preferred stock totaling $121,000 for 2006 for the exchange of Series B preferred stock into Series B Notes.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations.  We had cash and cash equivalents of $121,000 as of December 31, 2006 (compared to $1,000 as of December 31, 2005).

Net cash used in operations in 2006 was $712,000, primarily due to a net loss of $2.8 million offset by a goodwill and intangible asset impairment charge of $411,000, loss on extinguishment of debt of $558,000, loss on extinguishment of redeemable preferred stock of $121,000, accretion of notes payable of $364,000, and depreciation and amortization of $184,000.  Net cash used in operations in 2005 was $88,000, primarily due to a net loss of $73,000.

Net cash used in investing activities in 2006 was $346,000, primarily due to the acquisition of certain operating assets  Net cash provided by investing activities in 2005 was $47,000 due to the sale property and equipment.

Net cash provided by financing activities in 2006 was $1,178,000, primarily due to the net proceeds from the Series B debt offering of $315,000 and the proceeds from BMSI contributing capital into BounceGPS of $1,011,000 (prior to our acquisition of BounceGPS), offset by payments on capital leases and other notes payable of $148,000.  Net cash provided by financing activities in 2005 was $21,000.

We do not expect to achieve profitability or positive cash flow for 2007.  Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the third quarter of 2007.

We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities.  Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders.  As of December 31, 2006, we had accrued $302,000 in respect of such liquidated damages.  In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We had a working capital deficit of $4.7 million as of December 31, 2006.  We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

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

On February 15, 2006, the sole holder of our Series B Convertible Preferred Stock (“B Holder”), provided us with a waiver letter irrevocably waiving their right to force us to redeem our Convertible Stock pursuant to Article VII of the Certificate of Designation, Preferences and Rights for the Series B Stock based upon the delisting of our common stock from the NASDAQ SmallCap Market which occurred on February 10, 2006 (the “Waiver Letter”).  As per the Waiver Letter, the B Holder further irrevocably waived its right to demand that we pay any penalties to the B Holder pursuant to that certain Registration Rights Agreement between us and the B Holder dated September 2, 2005 based upon the delisting of our common stock from the NASDAQ SmallCap Market which occurred on February 10, 2006.

  Contractual Obligations

The following summarizes the Company’s significant financial commitments at December 31, 2006:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Obligations under Series A Note and Warrant
Principal Payments - Notes & OID	$4,435	$2,956	$1,479	$-	$-
Obligations under Series B Note and Warrant
Principal Payments - Notes & OID	2,716	$302	$2,414
Long-Term Debt (a)
Principal Payments	2,000	2,000	-	-	-
Capital Lease Obligations	228	147	81	-	-
Operating Leases	76	67	9	-	-
Other Notes Payable	266	266	-	-	-

Total	$9,721	$5,738	$3,983	$-	$-

(a)	Convertible promissory note payable to HFS Minorplanet Funding LLC with the principal balance being due in December of 2007.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, income taxes, warranty obligations, maintenance contracts and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred.  All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years.   Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.”  If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.  Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

Allowance for Doubtful Accounts and Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our receivables are uncollateralized and we expect to continue this policy in the future.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Historically, our estimates for sales returns and doubtful accounts have not differed materially from actual results.

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

Stock-Based Compensation

  In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts.  Prior periods presented are not required to be restated.  We adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method.  Remote Dynamics extinguished all prior stock options upon emergence from bankruptcy effective July 2, 2004 and has not issued any new stock options beyond that date.  As discussed above, we have issued restricted stock to certain members of senior management which have either been issued or retired as of December 31, 2006.   We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2006 and 2005.

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

The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limit of $100,000.  Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions. Amounts in excess of federally insured limits totaled approximately $72,000 at December 31, 2006.

Impact of Recently Issued Accounting Standards

Accounting Changes and Error Corrections.   In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The adoption of this statement in 2006 did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instrument.  In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). With respect to SFAS 133, SFAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS 133. With respect to SFAS 140, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to significantly affect our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position but has not yet determined or reasonably estimated the impact as of December 31, 2006. The Company is required to adopt this interpretation effective January 1, 2007.

Accounting for Servicing of Financial Assets.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity of changes in unrestricted net assets of a not-for-profit organization.  The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.  In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

  Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk

 We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 7.          Financial Statements.

The information required by this item is included on pages F-1 through F-35.

Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

  On March 23, 2007, upon approval of its Audit Committee, the Company dismissed KBA Group LLP (“KBA”) as the Company’s independent registered public accounting firm effective as of March 23, 2007.  During the fiscal year ended August 31, 2006, and through November 30, 2006, there were no disagreements with KBA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KBA’s satisfaction, would have caused KBA to make reference thereto in its reports on the financial statements for such years.

On March 23, 2007, the Company’s Audit Committee engaged Chisholm, Bierwolf & Nilson, LLC as the Company’s new independent registered public accounting firm.

  Item 8A.       Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. Our disclosure committee consists of members of our senior management.

Under the supervision, and with the participation of our senior management, including our Chief Executive Officer and principal financial officer (the “Certifying Officer”), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of December 31, 2006.  Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Annual Report, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

These matters are with regard to insufficient personnel resources within the company, based on the size and complexity of the organization, to affect timely financial close process and to effectively evaluate and resolve certain non-routine and/or complex accounting transactions. A significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected is considered a material weakness. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

To remediate this internal control weakness, management has commenced implementation of the following measures: The Company will continue to add sufficient personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements. The Company will also implement additional control procedures for non-routine and/or complex accounting transactions and provide additional training programs for technical accounting issues.  The Company plans to have this implemented during 2007.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

(i)	On May 31, 2006, J. Raymond Bilbao resigned the office of President, Chief Operating Officer and Secretary;

(ii)	On June 18, 2006, Mathew Petzold resigned from his position as director;

(iii)	On June 30, 2006, Dennis R. Casey resigned the office of Chief Executive Officer and resigned from his position as Chairman of our Board of Directors;

(iv)	On June 30, 2006, Gregg J. Pritchard resigned from his position as director;

(v)	On June 30, 2006, Thomas W. Honeycutt resigned from his position as director;

(vi)	On June 30, 2006, Marshall G. Saffer joined our Board of Directors;

(vii)	On July 8, 2006, Phillip K. Hunter joined our Board of Directors;

(viii)	On July 11, 2006, Christopher D. Phillips joined our Board of Directors;
(ix)	On December 5, 2006, David Walters joined our Board of Directors and was appointed Chairman of the Board;
(x)	On December 5, 2006, Keith Moore joined our Board of Directors and was appointed Secretary of the Board;
(xi)	On December 5, 2006, Christopher D. Phillips resigned from his position as director; and,
(xii)	On December 22, 2006, Phillip K. Hunter resigned from his position as director.
(xiii)	On February 16, 2007, Gary Hallgren was appointed as Chief Executive Officer and Greg Jones was appointed as Senior Vice President, Operations
(xiv)	On February 23, 2007, Neil Read resigned from his position as Chief Financial Officer.
(xv)	On April 3, 2007, Marshall G. Saffer resigned from his position as director.

Item 8B.       Other Information

Not applicable.

PART III

Item 9.          Directors and Executive Officers of Remote Dynamics, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position

David Walters	44	Director, Chairman

Keith Moore	46	Director, Secretary

Dennis Ackerman	59	Director

Gary Hallgren	38	Chief Executive Officer

Greg Jones	41	Senior Vice President, Operations

Directors

DAVID WALTERS – Director and Chairman since December 5, 2006.

Mr. Walters has served as Chairman and Chief Executive Officer of BMSI since July 2006.  Since February 2000, he has served as a managing member of Monarch Bay Capital Group, LLC (“MBCG”),a consulting company and since March 2006 as a managing member of Monarch Bay Management Company, LLC (“MBMC”), also a consulting company.  Mr. Walters has extensive experience in investment management, corporate growth development strategies and capital markets.  Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego in 1985.   Mr. Walters also serves as Chairman of the Board of Directors of Monarch Staffing, Inc. and a member of the Board of Directors of Precision Aerospace Components, Inc.

KEITH C. MOORE – Director and Secretary since December 5, 2006.

Mr. Moore is Chairman and Chief Executive Officer of DataLogic International, Inc., an information technology company, positions he has held since January 2005.   Since March 2006, he has also served as a managing member of MBMC.  From April 1999 to January 2005, Mr. Moore served as Chairman and Chief Executive Officer of iTechexpress, Inc.   Mr. Moore received his Bachelors degree in Accounting from Eastern Michigan University in 1982 and his Masters degree from Eastern Michigan University in Finance in 1984.  Mr. Moore also serves as a member of the Board of Directors of Monarch Staffing, Inc.

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

GARY HALLGREN— Chief Executive Officer since February 16, 2007

Mr. Hallgren, age 38, previously served as Vice President, Technical Services of Presentation Products Inc., dba Spinitar, a systems integration company, from May 2005 to February 2007. Previously, Mr. Hallgren served as Chief Executive Officer (2002-2005) and Chief Operating Officer (2000-2002) of WirelessCar North America, Inc., a joint venture of Volvo, Ericsson and Brainheart Capital which provided wireless middleware and billing services to the telematics marketplace.   Mr. Hallgren received his Bachelors degree in Engineering from University of Minnesota, Institute of Technology in 1991.

GREG JONES— Senior Vice President, Operations since February 16, 2007

Mr. Jones, age 41, previously served as Senior Director of Software Engineering for Aeris.net, a leading provider of wireless mobile to mobile solutions to the telematics industry, from October 2004 to February 2007. From 2000-2004, Mr. Jones served as Director of Technology and Development of WirelessCar North America, Inc., bringing to market wireless communications and billing solutions. Prior to WirelessCar, Mr. Jones served as Director of Internet Development at Liberty Enterprises, where he led a team that developed Liberty's hosted internet banking solution for credit unions.

There are no family relationships among the directors and executive officers of Remote Dynamics, Inc.

Organization of the Board of Directors and Meetings

Our Board of Directors currently consists of three board members:  David Walters, Keith Moore, and Dennis Ackerman. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

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

Audit Committee. Our Board of Directors maintains a separately standing audit committee, currently composed of Keith Moore and Dennis Ackerman.   Neither Mr. Ackerman nor Mr. Moore qualifies as “independent,” as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee, with the assistance of our independent accountants, determines the adequacy of internal controls and other financial reporting matters, and reviews and recommends to the board of directors for approval all published financial statements.

Audit Committee Financial Expert. Our Board of Directors has determined that Keith Moore qualifies as an audit committee financial expert under the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission. Mr. Moore does not qualify as independent under Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

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

We will also advance to the indemnified person payments incurred in defending a proceeding to which indemnification might apply, provided the recipient agrees to repay all such advanced amounts if it is ultimately determined that such person is not entitled to be indemnified. Our Bylaws specifically provide that the indemnification rights granted there under are nonexclusive. In accordance with our Bylaws, we have purchased insurance on behalf of our directors and officers in amounts that we believe to be reasonable.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no Form 5 reports were required, all of our officers, directors and beneficial owners of more than 10% of our common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2006.

Compensation of Directors

Our Board of Directors has the authority to fix the compensation of directors. Our Bylaws provide that directors may be reimbursed for reasonable expenses for their services to us, and may be paid either a fixed sum for attendance at each Board of Directors meeting or a stated annual director fee. We also reimburse our directors for travel expenses.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
David Walters	$1,000	$-	$-	$-	$-	$47,500	(1),(2),(3)	$48,500
Thomas Honeycutt (former)	25,000	-	-	-	-	-		25,000
Gregg Pritchard (former)	25,000	-	-	-	-	-		25,000
Matthew Petzold (former)	25,000	-	-	-	-	-		25,000
Dennis Ackerman	15,000	-	-	-	-	-		15,000
Keith Moore	1,000	-	-	-	-	7,500	(3)	8,500
Marshall Saffer (former)	5,000	-	-	-	-	-		5,000

Current directors Dennis Ackerman, David Walters, and Keith Moore receive an annual director's fee of $12,000, paid quarterly and prorated for service.  Former director Marshall Saffer received an annual director's fee of $12,000, paid quarterly and prorated for service.  Former directors Thomas Honeycutt, Gregg Pritchard, and Matthew Petzold received an annual director's fee of $30,000, paid quarterly and prorated for service.

1)
BounceGPS has an agreement with MBCG for corporate development and chief financial officer services.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash.  This fee was earned for December 2006.

2)
We agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI.

3)
In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to MBMC for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each beneficially own 50% off MBMC. As of December 31, 2006, the Company owed $15,000 to MBMC for these services.

Item 10.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our former President and Chief Executive Officer and two other most highly compensated executive officers during 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Dennis R. Casey, Former President and Chief Executive Officer	2006	$50,000	$-	$-	$-	$-	$-	$-	(1)	$50,000
W. Michael Smith, Former Executive Vice President, Chief Financial Officer, Chief Operating Officer, and Treasurer	2006	16,667	-	-	-	-	-	216,667	(2)	233,334
Neil Read, Former Vice President, Chief Financial Officer and Treasurer	2006	115,721	-	-	-	-	-	-	(3)	115,721

(1)
Mr. Casey became our President and Chief Executive Officer effective January 30, 2004. Mr. Casey resigned the office of President on December 27, 2005. Mr. Casey resigned the office of Chief Executive Officer (Principal Executive Officer) on June 30, 2006.

(2)	Mr. Smith earned severance in accordance with the termination of his employment agreement with us on January 28, 2006. For the year ended December 31, 2006, Mr. Smith earned $216,667 in severance pay.

(3)	Mr. Read resigned on February 23, 2007.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors.

OPTION AWARDS	STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price (#)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Dennis R. Casey, Former President and Chief Executive Officer	-	-	-	-	-	-	-	-
W. Michael Smith, Former Executive Vice President, Chief Financial Officer, Chief Operating Officer, and Treasurer	-	-	-	-	-	-	-	-
Neil Read, Former Vice President, Chief Financial Officer and Treasurer	-	-	-	-	-	-	-	-

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

Employment Agreements

As of March 31, 2007, we have employment agreements with Gary Hallgren, our Chief Executive Officer and Greg Jones, our Senior Vice President, Operations.  The following is a summary of the material details of the employment agreement.

Our employment agreement with Mr. Hallgren has an initial term of two years (expiring in February 2009).    The employment agreement provides for a base salary of $165,000.  If the employment agreement is terminated by us (other than for specified cause events), Mr. Hallgren will receive his full base salary for the lesser of (a) twelve months and (b) the remaining term of the agreement.(plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company).

Mr. Hallgren (together with other members of our senior management) will receive a quarterly bonus equal to 20% of our earnings before interest, taxes, depreciation and amortization.  In addition, if we consummate certain corporate transactions in which the consideration received by our security holders exceeds $20 million, Mr. Hallgren (together with other members of our senior management) will receive a bonus equal to 10% of the aggregate transaction value exceeding $20 million. Mr. Hallgren will determine the allocation of the bonuses among Mr. Hallgren and the other members of our senior management.   Mr. Hallgren will receive a cash draw of $2,083.33 per month as an advance against payments under such bonuses.

Our employment agreement with Mr. Jones has an initial term of two years (expiring in February 2009).    The employment agreement provides for a base salary of $153,000.  If the employment agreement is terminated by us (other than for specified cause events), Mr. Jones will receive his full base salary for the lesser of (a) six months and (b) the remaining term of the agreement.(plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company)..

Mr. Jones (together with other members of our senior management) will participate in an EBITDA Bonus Program and Corporate Transaction Bonus Program as the same may be established and maintained from time to time by us.  Our Chief Executive Officer will determine the allocation of the bonuses among the members of our senior management.  Mr. Jones will receive a cash draw of $1,000 per month as an advance against payments under such bonus programs.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2006, the following members of the Board of Directors served on our Compensation Committee: Gerry Quinn, Thomas Honeycutt, Greg Pritchard, Matthew Petzold, Marshall Saffer and Keith Moore.  Gerry Quinn resigned from the Board of Directors and its Compensation Committee effective December 22, 2005. Matthew Petzold was appointed to the Compensation Committee effective January 23, 2006. Mr. Petzold resigned from the Board of Directors and its Compensation Committee effective June 18, 2006. Mr. Honeycutt resigned from the Board of Directors and its Compensation Committee effective June 30, 2006. Mr. Pritchard resigned from the Board of Directors and its Compensation Committee effective June 30, 2006.  Marshall Saffer and Keith Moore were appointed to the Compensation Committee effective December 5, 2006.  Marshall Saffer resigned from the Board of Directors and its Compensation Committee effective April 3, 2007

                During the year ended December 31, 2006, our Compensation Committee reviewed and adjusted the salary structures of executive officers subject to employment agreements and executive officers who were not subject to employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Nature of Beneficial owner (1)	Beneficial Ownership Number of Shares		Percent of Total (2)

Bounce Mobile Systems, Inc. 30950 Rancho Viejo Rd. #120 San Juan Capistrano, CA. 92675	Stockholder	1,361,276,165	(3)	61.10%

Dennis Ackerman	Director	15,558	(4)	*

Keith Moore	Director	--		--

David Walters	Chairman and Director	1,361,276,165	(3)	61.10%

Gary Hallgren	Chief Executive Officer	--

Greg Jones	Sr. Vice President, Operations	--		--

All executive officers and directors as a group (5 persons)		1,361,291,723	(3,4)	61.20%

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

(2) Based upon the following outstanding securities: (a) 63,228,182 shares of common stock, (b) 522 shares of our series B convertible preferred stock (which were convertible into 3,367,742 shares of common stock), (c) 5,000 shares of our series C convertible preferred stock (which were convertible into 1,135,619,915 shares of common stock), (d) $4,209,847 principal amount of our series A senior secured convertible promissory notes (which were convertible into 263,115,438 shares of common stock), (e) $4,870,451 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 304,403,188 shares of common stock), (f) series A-7 warrants exercisable for 20,625,000 shares of common stock, (g) series B-4 warrants exercisable for 13,750,000 shares of common stock, (h) series C-3 warrants exercisable for 27,500,000 shares of common stock, (i) series D-1 warrants exercisable for 19,250,000 shares of common stock, (j) series E-7 warrants exercisable for 172,322,768 shares of common stock, (k) series F-4 warrants exercisable for 172,322,768 shares of common stock, and (l) other warrants exercisable for 30,551,365 shares of common stock.

(3) Consists of shares of common stock issuable upon conversion or exercise of the following outstanding securities held by BMSI:  (a) 5,000 shares of our series C convertible preferred stock, (b) $2,184,000 principal amount of series B subordinated secured convertible notes (including original issue discount series B subordinated secured convertible notes), (c) our series E-7 warrants to purchase 73,125,000 shares of our common stock, and (d) our series F-4 warrants to purchase 73,125,000 shares of our common stock.

(4) This individual owns 900 shares of common stock and beneficially owns an additional 14,658 shares issuable upon conversion of a convertible promissory note issued by the Company.

Item 12.        Certain Relationships and Related Transactions.

  In 2004, we issued a $2,000,000 convertible promissory note to HFS Minorplanet Funding LLC (“HFS”).   The principal balance is due 36 months from the date of funding, with an annual interest rate of 12%.  In January, 2006, the Company appointed Dennis Ackerman to serve as the HFS-designee member of our Board of Directors.  Mr. Ackerman currently serves as a director of HFS Capital Private Equity Fund LLC, the Managing Member of HFS.  On November 30, 2006, we entered into a new promissory note with HFS pursuant to which, on December 1, 2007, the existing $2,000,000 convertible promissory note issued to HFS will be cancelled and we will issue to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000  shares of our common stock.

In June, 2006, BounceGPS, our wholly owned subsidiary, issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition of certain assets.  Keith Moore (a member of our Board of Directors), is the CEO and Chairman of DataLogic International, Inc.

BounceGPS has an agreement with MBCG for corporate development and chief financial officer services.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   The agreement was entered into prior to our December 2006 acquisition of  BounceGPS and prior to Mr. Walters joining our Board of Directors.  Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash.  The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party.   Fees paid to MBCG totaled $100,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to MBMC for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each beneficially own 50% off MBMC.As of December 31, 2006, the Company owed $15,000 to MBMC for these services.  The Company made this payment to MBMC in January 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

Item 13.        Exhibits.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Remote Dynamics, Inc. and Subsidiary, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b) Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit
2.1	Stock Purchase and Exchange Agreement by and among @Track Communications, Inc., Minorplanet Systems PLC and Mackay Shields LLC dated February 14, 2001 (1)
2.2.1	Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)
2.2.2	List of schedules and exhibits omitted from that certain Asset Purchase Agreement by and between @Track Communications, Inc. and Aether Systems, Inc. dated March 15, 2002 (2)
2.3
Findings and Fact, Conclusions of Law and Order Confirming Remote Dynamics, Inc.’s Third Amended Joint Plan of Reorganization and Approving Settlement of Remote Dynamics, Inc.’s Amended Motion for Valuation dated June 28, 2004.  (3)

2.4.1	Share Exchange Agreement with Bounce Mobile Systems, Inc. dated November 30, 2006 (4)
2.4.2	Registration Rights Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (4)
2.4.3	Security Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (4)
2.4.4	Series B subordinated secured convertible promissory note of issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)
2.4.5	Original issue discount series B subordinated secured convertible promissory note issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)
2.4.6	Series E-7 Warrant issued to Bounce Mobile Systems, Inc. on December 4, 2006 (4)

2.4.7	Series F-4 Warrant issued to Bounce Mobile systems, Inc. on December 4, 2006 (4)
3.1.1	Amended and Restated Certificate of Incorporation dated June 30, 2004 (3)
3.1.2	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated May 26, 2006 (5)
3.2	Third Amended and Restated By-Laws dated June 30, 2004 (6)
4.1	Specimen of certificate representing the Common Stock, $.01 par value, of Remote Dynamics, Inc. (7)
4.2	Amended and Restated Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (4)
4.3	Certificate of Designation, Preferences and Rights, Series C Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (4)
10.1.1	Securities Purchase Agreement with SDS Capital Group SPC, Ltd. dated May 31, 2005 (8)
10.1.2	Amendment No. 1 to Securities Purchase Agreement with SDS Capital Group SPC, Ltd. (4)
10.2.1	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (8)
10.2.2	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (8)
10.2.3	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (8)
10.2.4	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (8)
10.3.1	Note and Warrant Purchase Agreement dated as of February 23, 2006 (9)
10.3.2	Registration Rights Agreement dated as of February 23, 2006 (9)
10.3.3	Security Agreement dated as of February 23, 2006 (9)
10.3.4	Form of series A senior secured convertible promissory note due February 24, 2008 (9)
10.3.5	Form of original issue discount series A senior secured convertible promissory note due February 24, 2008 (9)
10.3.6	Form of Series A-7 Warrant issued on February 24, 2006 (9)
10.3.7	Form of Series B-4 Warrant issued on February 24, 2006 (9)
10.3.8	Form of Series C-3 Warrant issued on February 24, 2006 (9)
10.3.9	Form of Series D-1 Warrant issued on February 24, 2006 (9)
10.4.1	Note and Warrant Purchase Agreement dated as of November 30, 2006 (4)
10.4.2	Registration Rights Agreement dated as of November 30, 2006 (4)
10.4.3	Securities Agreement dated as of November 30, 2006 (4)
10.4.4	Form of series B senior secured convertible promissory note due December 4, 2009 (4)
10.4.5	Form of original issue discount series B senior secured convertible promissory note due December 4, 2009 (4)
10.4.6	Form of Series E-7 Warrant issued on December 4, 2006 (4)
10.4.7	Form of Series F-4 Warrant issued on December 4, 2006 (4)
10.5#	2004 Restated Management Incentive Plan (10)
10.6.1#	Employment Agreement with Gary Hallgren dated February 16, 2007 (11)
10.6.2#	Employment Agreement with Greg Jones dated February 16, 2007 (11)
10.7	Consulting Agreement with Saffron Capital Management LLC dated January 24, 2006 (12)
10.8#	Seperation Agreement with J. Raymond Bilbao dated May 31, 2006 (5)
10.9	Consulting Agreement with Monarch Bay Management Company dated July 1, 2006 (13)
10.10*	Promissory Note issued to HFS due December 31, 2007
14.1	Code of Ethics for Senior Financial Officers (20)
15.1*
Financial Statements of Remote Dynamics and Subsidiary for the quarterly period ended November 30, 2006 and 2005 as previously filed in Remote Dynamics, Inc.’s Quarterly Report on Form 10-QSB, as filed with the SEC on January 24, 2007.

15.2*
Financial Statements of Remote Dynamics and Subsidiary as of and for the fiscal years ended August 31, 2006 and 2005 as previously filed in Remote Dynamics, Inc.’s Annual Report on Form 10-KSB, as filed with the SEC on January 16, 2007.

21.1*	Subsidiaries of Registrant
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(9) Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K/A, as filed with the SEC on March 1, 2006.
(10) Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.
(11) Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 22, 2007.
(12) Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on January 30, 2006.

    Item 14.        Principal Accountant Fees and Services

On March 23, 2007, the Audit Committee of our Board of Directors approved the engagement of Chisholm Bierwolf & Nilson LLC (“CBN”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended December 31, 2006.  On March 8, 2006, the Audit Committee of our Board of Directors approved the engagement of KBA Group LLP (“KBA”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended August 31, 2006.  Prior to March 8, 2006, our principal independent public accountant was BDO Seidman, LLP (“BDO”).  Audit fees billed by Chisholm, Bierwolf & Nilson relate to the audits for the fiscal years ending December 31, 2006 and 2005.  On March 27, 2007, the Company changed is fiscal year end from August 31 to December 31.  The accountant fees paid to KBA Group, BDO Seidman, and Deloitte & Touche relate to the previous fiscal year reporting of August 31.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Year Ended December 31,
	2006	2005

Chisholm, Bierwolf & Nilson
Audit fees	$28,000	$11,000
Audit-related fees (a)	-	-
Tax fees (b)	-	-
Registration Statement Fees	-	-
All other fees	-	-

KBA Group
Audit fees	$47,000	$-
Audit-related fees (a)	23,350	-
Tax fees (b)	19,050	-
Registration Statement Fees	12,000	-
All other fees	12,150	-

BDO Seidman
Audit fees	$-	$125,171
Audit-related fees (a)	-	-
Tax fees (b)		24,400
Registration Statement Fees	30,000	12,268
All other fees	-	8,000

Deloitte & Touche	$-	$-
Audit fees	-
Audit-related fees (a)	-
Tax fees (b)	-	4,200
Registration Statement Fees	-	5,750
All other fees	-

(a) Audit-related fees primarily include research services to validate certain accounting policies of us.

(b) Tax fees include costs for the preparation of our corporate income tax return.

In accordance with the Audit Committee Charter of our Audit Committee (“Charter”), all audit and non-audit services to be provided by our principal accountant relating to the audit of our financial statements must be pre-approved by our Audit Committee.  The Charter further provides that if the services to be rendered by our principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by us to our principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by us at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or by one or more members of our Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by our Audit Committee.  All the services provided by our principal accountants during the fiscal years ended December 31, 2006 and 2005 were pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2007	REMOTE DYNAMICS, INC.
(Registrant)

	By:	/s/ GARY HALLGREN
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	April 16, 2007
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	April 16, 2007
David Walters

/s/ DENNIS ACKERMAN	Director	April 16, 2007
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	April 16, 2007
Keith Moore

ANNUAL REPORT ON FORM 10-KSB
ITEM 7
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2005
REMOTE DYNAMICS, INC.
PLANO, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Remote Dynamics, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Remote Dynamics, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remote Dynamics, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm Bierwolf & Nilson, LLC
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 10, 2007

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$121	$1
Accounts receivable, net of allowance for doubtful accountsof $67 and $0, respectively	534	1
Inventories, net of reserve for obsolescence of $112 and $0, respectively	287	-
Deferred product costs - current portion	157	-
Lease receivables and other current assets, net	414	1

Total current assets	1,512	3

Property and equipment, net of accumulated depreciation and amortization of $112 and $37 respectively	371	29
Deferred product costs - non-current portion	154	-
Goodwill	616	-
Customer Lists, net	2,714
Software, net	846
Tradenames, net	74
License right, net	57	-
Deferred financing fees, net	165	-
Lease receivables and other assets, net	352	-

Total assets	$6,861	$32

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,441	$45
Deferred product revenues - current portion	1,035	-
Series A convertible notes payable (net of discount of $3,193 and $0, respectively)	1,242	-
Series B convertible notes payable (net of discount of $113 and $0, respectively)	189	-
Note payable - HFS (net of discount of $1,716 and $0, respectively)	284	-
Note payable, current portion	266	204
Accrued expenses and other current liabilities	1,720	60

Total current liabilities	6,178	309

Deferred product revenues - non-current portion	894	-
Capital leases, less current portion	79	-
Series B convertible notes payable - non-current (net of discount of $906 and $0, respectively)	1,509	-
Other non-current liabilities	321	-

Total liabilities	8,981	309

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 2,000,000 shares authorized, 559.5 and 600 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively (redeemable in liquidation at an aggregate of $5,595,000 at December 31, 2006)	146	-
Redeemable Preferred Stock - Series C (8% cumulative, $10,000 stated value, 10,000 shares authorized, 5,000 and 0 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively (redeemable in liquidation at an aggregate of $5,000,000 at December 31, 2006)	-	-

Stockholders' deficit:
Common stock, $0.01 par value, 230,000,000 shares authorized, 62,225,408 shares issued and 61,325,460 outstanding at December 31, 2006; 230,000,000 shares authorized, 8,855,885 shares issued and 7,925,937 outstanding at December 31, 2005	623	1
Treasury stock, 929,948 shares, at cost	-	-
Preferred Stock - Series C	-	-
Additional paid-in capital	194	-
Accumulated deficit	(3,083)	(278)

Total stockholders' deficit	(2,266)	(277)

Total liabilities and stockholders' deficit	$6,861	$32

The accompanying notes are an integral part of these financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Twelve months ended
	December 31,
	2006	2005
Revenues
Service	$286	$-
Ratable product	234	-
Product	144	317

Total revenues	663	317

Cost of revenues
Service	229	-
Ratable product	118	-
Product	294	126

Total cost of revenues	641	126

Gross profit	22	191

Expenses:

General and administrative	495	101
Customer service	23	-
Sales and marketing	317	177
Engineering	60	-
Depreciation and amortization	184	20
Goodwill impairment	411	-

Total expenses	1,490	298

Operating loss	(1,467)	(107)

Interest income	21	-
Interest expense	(680)	-
Other (expense) income	-	34
Loss on extinguishment of debt	(558)
Loss on extinguishment of redeemable preferred stock	(121)	-

Loss before income taxes	(2,805)	(73)

Income tax benefit	-	-

Net loss	$(2,805)	$(73)

Net loss per common share - basic and diluted	$(0.13)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	20,902	6,721

The accompanying notes are an integral part of these financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands, except share information)

				TreasuryStock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total

Stockholders' deficit at December 31, 2004	1,000,000	$1	$-	-	$-	$(205)	$(204)

Net loss						(73)	(73)

Stockholders' deficit at December 31, 2005	1,000,000	1	-	-	-	(278)	(277)

Capital contribution into Bounce GPS	-	-	1,146	-	-	-	1,146

Bounce GPS common stock exchanged	(1,000,000)	(1)	-	-	-	-	(1)

Remote Dynamics common stock acquired in share exchange	59,955,408	600	(597)	929,948	$-	-	3

Issuance of warrants in connection with debt offering	-	-	182	-	-	-	182

Beneficial conversion feature of convertible notes	-	-	52	-	-	-	52

Issuance of Series B Notes to BMSI in share exchange	-	-	(577)	-	-	-	(577)

Common stock issued for services	2,300,000	23	(12)				11

Net loss	-	-	-	-	-	(2,805)	(2,805)

Stockholders' deficit at December 31, 2006	62,255,408	$623	$194	929,948	$-	$(3,083)	$(2,266)

The accompanying notes are an integral part of these financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (1 of 2)
(in thousands)

	Year ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Net loss	$(2,805)	$(73)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	114	20
Amortization of license rights and other intangibles	70	-
Amortization of debt discount	6	-
Accretion of HFS note payable	134	-
Accretion of Series A notes	201	-
Accretion of Series B notes	29	-
Goodwill impairment	411	-
Provision for bad debt	13	-
Loss on extinguishment of debt	558	-
Loss on extinguishment of redeemable preferred stock	121	-
Loss on sale of fixed assets	-	6
Common stock issued for services	10	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	37	-
Decrease in inventory	200	-
Decrease in deferred product costs	78	-
(Increase) decrease in lease receivables and other assets	(12)	2
(Decrease) in deferred product revenue	(121)	-
Increase (decrease) in accounts payable	22	(19)
Increase (decrease) in accrued expenses and other liabilities	222	(24)

Net cash used in operating activities	(712)	(88)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition	(450)	-
Cash acquired from reverse merger transaction	107	-
Payments made to acquire property and equipment	(3)	(75)
Proceeds from sale of assets	-	122

Net cash (used in) provided by investing activities	(346)	47

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	315	-
Proceeds from capital contribution of parent	1,011	-
Proceeds from issuance of other notes payable	-	97
Payments on capital leases and other notes payable	(148)	(76)

Net cash provided by financing activities	1,178	21

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	120	(20)
CASH AND CASH EQUIVALENTS, beginning of year	1	21

CASH AND CASH EQUIVALENTS, end of year	121	1
SHORT TERM INVESTMENTS	-	-
TOTAL CASH AND SHORT TERM INVESTMENTS	$121	$1

The accompanying notes are an integral part of these financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (2 of 2)
(in thousands)

	Year ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2006	2005
Supplemental Cash Flow Information:
Interest paid	$1	$-
Income taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for services	$11	$-

Fair value of assets acquired in acquisition:
Net assets acquired	289	-
Identifiable intangible assets (customer lists)	50	-
Goodwill	361	-

Purchase Price:
Cash	450	-
Note Payable	250	-

Total Purchase Price of Acquisition	$700	$-

The accompanying notes are an integral part of these financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS OVERVIEW, ACQUISITIONS AND GOING CONCERN

Organization and Business Overview

Huron Holdings, Inc., a Nevada Corporation, (HHI) was originally incorporated on December 15, 1999.   HHI provides local courier delivery services to commercial and residential locations in the Phoenix area.  HHI utilized a fleet of delivery vans to perform these services on a contract basis for international based shipping and logistics companies.  On June 30, 2006, HHI purchased certain assets (referred to as BounceGPS) from DataLogic International, Inc. (see below for further discussion on acquisition).  On July 17, 2006, HHI changed its name to BounceGPS, Inc. (BounceGPS).

Remote Dynamics, Inc., a Delaware Corporation (“Remote Dynamics”, “Company” and/or “We”) was originally incorporated on February 3, 1994.  We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is designed for metro, short-haul fleets within diverse industry vertical markets such as field services, distribution, courier, limousine, electrical/plumbing, waste management, and government.  Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with an easy-to-use web-accessible application that aids in the optimization of remote business solutions.  We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings.

We commercially launched our current product offering, REDIview, during January of 2005.  REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports.  REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet.  Utilizing GPRS technology and our network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

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

Our new REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond and will be the foundation for expected growth in revenues and ultimately profitability for us.  In implementing our new business plan, we are completing a significant cost and operational-based restructuring, including rightsizing the workforce.  We are focusing our efforts on enhancing the existing REDIview product line.  As a result, in addition to significantly reducing projected operational costs, we have reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

Share Exchange Agreement

    On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”).  Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 30,937,500 shares of Remote Dynamics common stock and, a F-4 Warrant to purchase 30,937,500 shares of Remote Dynamics common stock.

    As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 94.5% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 61.1% of Remote Dynamics common stock (on a as-converted, fully diluted basis).   Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The statement of stockholder's deficit  is that of BounceGPS  with an  increase  in the  number of shares  outstanding  of 59,955,408  that  represents  the  shares retained by the Remote Dynamics stockholders.

The results of operations of Remote Dynamics are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics as of December 4, 2006. Since the historical operations of Remote Dynamics will comprise substantially all of our ongoing operations, we have provided the historical financial statements of Remote Dynamics (prior to the BounceGPS acquisition) for the fiscal years ending August 31, 2006 and 2005 and the three months ending November 30, 2006 for information purposes as Exhibits 15.1 and 15.2 to this Form 10-KSB.

On December 4, 2006, Remote Dynamics consummated the Share Exchange Agreement and acquired 100% of the capital stock of BounceGPS commensurate with Remote Dynamics receiving a capital infusion from BMSI and other third parties.

We have estimated a purchase cost of $616,000 equal to the excess of the fair value of the debt assumed over the fair value of the identifiable assets acquired with the full net liabilities assumed of $616,000 allocated to goodwill. We have preliminarily excluded from the purchase cost the fair value of the BounceGPS capital stock exchanged by BMSI for Remote Dynamics debt and equity instruments due to the substantial ownership in BounceGPS net assets retained by BMSI through the total Remote Dynamics equity interests BMSI obtained in the overall exchange (effectively treating this element of the transaction as in substance a form of recapitalization where no goodwill is recorded).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets, performance obligations, debt and assumed instruments with characteristics of debt; thus, the allocation of the purchase price is subject to refinement:

At December 4, 2006
($000s)

Cash and cash equivalents	$107
Accounts receivable	576
Inventory	211
Deferred product costs	270
Lease receivables and other current assets	391
Property and equipment	316
Goodwill	616
Intangibles	3,695
License right	66
Lease receivables and other assets	367

Total assets acquired	$6,615

Accounts payable	$1,424
Deferred product revenues - current portion	993
Series A convertible notes payable	1,200
Note payable - HFS	150
Accrued expenses and other current liabilities	1,451
Deferred product revenues - non-current portion	836
Capital leases, less current portion	90
Other non-current liabilities	321
Total liabilities assumed	$6,465

Redeemable Preferred Stock - Series B	$150

Net assets acquired	$-

    The $3,695,000 of acquired intangible assets includes (i) registered trademarks of $75,000 (5-year weighted-average useful life); (ii) customer lists of $2,760,000  (5-year weighted-average useful life); and (iii) computer software of $860,000 (5-year weighted-average useful life).  The $616,000 of goodwill was assigned to our only segment and is not deductible for tax purposes.

We have estimated the fair value of our performance obligations under existing contracts of $1,340,000 in accordance with EITF Issue No. 01-03 “Accounting in a Business Combination for Deferred Revenue of an Acquiree”.  Of this amount, $752,000 has been reflected within the current portion of deferred revenue and $588,000 is included within the non-current portion of deferred revenue.  Additionally, we have recorded acquired deferred revenue of $241,000 in current and $248,000 in non-current deferred product revenues.

The estimated fair values of the acquired assets and liabilities are preliminary and may change as we complete our valuation procedures regarding the fair value of debt assumed, redeemable preferred stock and debt and equity exchanged with BMSI. To the extent completion of valuation procedures results in fair values greater than preliminarily estimated, additional goodwill may be required to be recorded. Further, the preliminary estimated fair value of assumed debt indicates that we may record significant interest charges as the preliminary fair value amounts of $1,200,000 and $150,000 for the Series A Notes and Note Payable HFS, respectively, are accreted up to the face amount of $5,111,000 for Series A Notes (before note payable exchange discussed in Note 8) and $2,000,000 of HFS notes, respectively.  See Note 8 for further discussion on debt instruments.

Any changes resulting from our preliminary purchase accounting fair value estimates may effect allocations we have made with respect to the multiple elements contained between (i) the purchase accounting transactions and (ii) the financing transaction. The merger of Remote Dynamics and BounceGPS was negotiated simultaneously with the agreement of BMSI to invest in the financing transaction and the completion of the financing transaction was conditioned on the merger completion. We estimated that the portion of the financing transaction sold to third parties for cash established a reasonable fair value for BMSI’s portion of the financing transaction purchased and therefore did not indicate any required reallocation of proceeds or consideration between the purchase accounting and financing transactions consummated with BMSI. However, to the extent our completion of preliminary purchase accounting valuation procedures indicate that an allocation of consideration becomes necessary between the two transactions with BMSI it is possible that a beneficial conversion feature could result, requiring us to record a deemed dividend at the earliest conversion date limited to the amount of the proceeds received by Remote Dynamics in the transactions with BMSI on December 4, 2006.

Pro Forma Results of Operations (Unaudited)

The results of Remote Dynamics have been included in the consolidated statements of operations since its date of acquisition. The following unaudited supplemental information is presented on a pro forma basis for the 9 months ended September 30, 2006 and the year ended December 31, 2005 as though the merger had been completed at the beginning of each year, respectively. This summary is not necessarily indicative of what our results of operations would have been had Remote Dynamics been a consolidated entity during such periods, nor does it purport to represent results of operations for any future periods.

(in thousands, except per share amounts)	9 Months Ended September 30, 2006	Year Ended December 31, 2005

Net operating revenue	$4,069	$14,094

Net loss	$(8,057)	$(6,470)

Net loss attributable to common shareholders	$(8,931)	$(9,109)

Net loss per common share - basic and diluted	$(1.05)	$(0.01)

Other Acquisitions

On June 30, 2006, HHI purchased certain assets of a communications business from DataLogic International, Inc.  The transaction was accounted for using the purchase method of accounting.  Thus, the results of operations of this business are included in the accompanying consolidated financial statements from the acquisition date.  The total purchase price of $700,000 consisted of cash payment of $450,000 and note payable in the amount of $250,000.  See Note 8 for further discussion on notes payable.

    The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (000s):

Purchase Price:
Cash	$450
Note Payable	250
Total Purchase Price of Acquisition	$700

Assets Aquired:
Net assets acquired	$289
Identifiable intangible assets (customer lists)	50
Goodwill	361
Total Assets Acquired	$700

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Since the launch of the BounceGPS product line in July 2006, BounceGPS has failed to achieve its forecasted sales targets and began analyzing and revising its current and long-term business plans.  In October 2006, BounceGPS materially modified its existing business plan which significantly reduced its projected sales forecasts from the former plan.   As a result, and in accordance with SFAS 142, BounceGPS performed an interim impairment test of goodwill and other intangible assets as of October 31, 2006 utilizing a discounted future cash flow analysis based on its new projected sales targets.  BounceGPS determined that goodwill and customer lists totaling $411,000 were fully impaired.

Going Concern

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.    We do not expect to achieve profitability or positive cash flow for 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into the third quarter of 2007.

    Critical success factors in our plans to achieve positive cash flow from operations include:

•	Ability to increase sales of the REDIview product line.

•	Ability to further reduce our operating costs in accordance with our latest revised business plan.

•	Significant market acceptance of our product offerings from new customers, including our REDIview product line, in the United States.

•	Maintaining and expanding our direct sales channel.

•	Training and development of new sales staff.

•	Maintenance and expansion of indirect distribution channels for our REDIview product line..

     There can be no assurances that any of these success factors will be realized or maintained.

    We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities.  Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders.  In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), or if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

    We had a working capital deficit of $4.7 million as of December 31, 2006.  We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred.  All REDIview and VMI sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years.   Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability in the Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues non-current portion.”  If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.  Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

  Deferred Product Costs

We defer certain product costs (generally consisting of the direct cost of product sold and installation costs) for our sales contracts determined to require deferral accounting.  The deferred costs are classified as a current and long term asset on the balance sheet under the captions “Deferred product costs – current portion” and “Deferred product costs non-current portion”.  Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.”  Such terms range from one to five years.  If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

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

	December 31,
	2006	2005

Beginning balance	$-	$-
Additions	72	-
Deductions	(5)	-

Ending balance	$67	$-

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

  Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the various classes of assets, which generally ranged from two to seven years.  After the reverse merger transaction and the associated purchase accounting, the new fair value of Remote Dynamic’s property and equipment is being depreciated on a straight-line basis over the estimated applicable remaining useful lives which generally ranged from one to five years.    Maintenance and repairs costs are expensed as incurred.

  Research and Development Costs

We expense research and development costs as incurred.  During the fiscal years ended December 31, 2006 and 2005, we did not incur any research and development costs

  Valuation of Long-Lived Assets

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

Goodwill and Other Intangibles

We test our goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS  No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill  to the fair value of the reporting unit.   If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.  See Note 1 and Note 5 for further discussion on goodwill and other intangible assets impairment.

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

Restricted Stock

On July 2, 2004, Remote Dynamics adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management.  As of December 31, 2006, 565,000 shares of restricted stock had been issued to certain members of the senior management and 220,000 shares of restricted stock were retired.  These restricted shares are accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable.  We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2006 and 2005.

Stock-Based Compensation

  In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments.  For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts.  Prior periods presented are not required to by restated.  We adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method.  Remote Dynamics extinguished all prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date.  As discussed above, we have issued restricted stock to certain members of senior management which have either been issued or retired as of December 31, 2006.   We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2006 and 2005.

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

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Years Ended December 31,
	2006	2005

Restricted stock ( not vested)	-	565,000
Convertible notes payable	447,601,913	649,351
Convertible preferred stock	839,769,254	3,870,968
Outstanding warrants to purchase common stock	289,372,006	4,366,667

    Stock warrants issued and outstanding total 289,372,006 at December 31, 2006 with an average exercise price of $0.0611 per share.

 New Accounting Standards

Accounting Changes and Error Corrections.   In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The adoption of this statement in 2006 did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Certain Hybrid Financial Instrument.  In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). With respect to SFAS 133, SFAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS 133. With respect to SFAS 140, SFAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to significantly affect our financial condition or results of operations.

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position but has not yet determined or reasonably estimated the impact as of December 31, 2006. The Company is required to adopt this interpretation effective January 1, 2007.

Accounting for Servicing of Financial Assets.  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an Amendment of FASB Statements No. 87, 88, 106 and 132(R).”  This statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity of changes in unrestricted net assets of a not-for-profit organization.  The adoption of SFAS No. 158 did not have an impact on the Company’s consolidated financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.  In September 2006, the Securities and Exchange Commission, or the SEC, released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2006	2005

Complete systems	$205	$-
Component parts	194	-
Reserve for obsolescence - systems	(65)
Reserve for obsolescence - parts	(47)
	$287	$-

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$2	$-
Capitalized software costs	62	-
Leasehold improvements	-	-
Vehicles, computer equipment, and other equipment	419	66
	483	66
Less: accumulated depreciation and amortization	(112)	(37)
	$371	$29

  Total depreciation and amortization expense related to property and equipment charged to operations during the year ended December 31, 2006 and 2005 was $114,000 and $20,000, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following as of December 31, 2006 and 2005 (in thousands):
						Remaining
	Balance at				Balance at	Amortization
	December 31,				December 31,	Period
	2005	Addition	Amortization	Impairment	2006	(in months)

Goodwill	$-	$977	$-	$(361)	$616	n/a

Other intangibles:
Customer lists	-	2,810	(46)	(50)	2,714	59
VMI License Right	-	66	(9)		57	6
Software	-	860	(14)		846	59
Tradenames	-	75	(1)		74	59

Total amortization expense for the other intangible assets for the year ended December 31, 2006 and 2005 was approximately $70,000 and $0, respectively.  See Note for further discussion.

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

The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy.   The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2006	2005

Minimum lease payments receivable	$661	$-
Less: Allowance for uncollectibles	(88)	-
	573	-

Less: Unearned interest income	(108)	-
Net investment in sales-type leases	$465	$-

    The long term portion of the net investment in sales-type leases at December 31, 2006 and 2005 was $442,000 and $-0-, respectively.

    Total minimum lease payments receivable on sales-type leases at December 31, 2006 are as follows (in thousands):

Fiscal Year Ending December 31,	2006	2005

2007	$359	$-
2008	229	-
2009	74	-

Total minimum lease payments receivable	$661	$-

Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of December 31, 2006 are as follows (in thousands):

Fiscal Year Ending December 31,	2006	2005

2007	$12	$-
2008	-	-
2009	-	-
Total minimum rental payments	$12	$-

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005

Capital leases - current portion	$133	$-
Property, franchise, and other taxes payable	172	-
Accrued warranty costs	127	-
Accrued vacation	67	-
Legal, accounting, interest and other accruals	1,221	60
	$1,720	$60

8.	NOTES PAYABLE

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1.  The note has a term of 2 years with an annual interest rate of 9%.  Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter.  Interest is payable quarterly.  BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement.  The Company has accrued $21,551 of interest expense as of December 31, 2006.  The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above.   Keith Moore, Director and Audit Committee Chair of the Company, is the CEO and Chairman of DataLogic International, Inc.  See Note 12 for further discussion on related party transactions.

HFS Note Payable

In 2004, Remote Dynamics issued a $2,000,000 convertible promissory note to HFS Minorplanet Funding LLC (“HFS”).   The principal balance is due 36 months from the date of funding, with an annual interest rate of 12%.  HFS may at any time demand repayment of the accrued interest and unpaid principal on the note, based upon a fixed conversion price (currently $3.08 per share of common stock), whose aggregate value equals the amount of accrued interest and principal being repaid.

As described in Note 1, as part of the purchase accounting for the reverse merger transaction, the, debt was adjusted to fair value.  Accordingly, the difference between the estimated fair value of $150,000 and the face amount of the note payable totaling $2,000,000 is recorded as a debt discount.  The debt discount is being accreted to interest expense over the remainder of the term of the note.

On November 30, 2006, Remote Dynamics entered into a new promissory note with HFS pursuant to which, on December 1, 2007 (a) the existing $2,000,000 convertible promissory note issued by to HFS will be cancelled on December 1, 2007 and (b) Remote Dynamics will issue to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000  shares of our common stock.

The following table summarizes the HFS Note Payable as of December 31, 2006 ( 000’s):

		Less	Carrying
	Principal	Discount	Amount
Total HFS Note - On reverse merger date of December 4, 2006	$2,000	$1,850	$150

Accretion of HFS Note from December 4, 2006 to December 31, 2006	-	(134)	134

Total HFS Note Payable - December 31, 2006	$2,000	$1,716	$284

Series A Note Financing

On February 24, 2006, Remote Dynamics closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which Remote Dynamics sold $5.75 million of its series A senior secured convertible notes and original issue discount series A notes (collectively, “Series A Notes”) in a private placement transaction.   In the private placement, Remote Dynamics received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of their 650 shares Series B preferred convertible stock with an aggregate face value of $500,000 by our sole series B preferred convertible stockholder).

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share (which adjusted to $0.016 per share upon the issuance of series B subordinated secured convertible notes discussed below).  Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock at an initial exercise price of $0.40 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series A-7 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance.  1.9 million of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock at an initial exercise price of $0.90 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series B-4 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.  1.3 million of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock at an initial exercise price of $0.21 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series C-3 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed below. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance.  2.5 million of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 19,250,000 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $0.35 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 2.5 million shares of common stock at an exercise price per share equal to $0.20 with a term of 5 years following the closing.

Under the Series A Note and Warrant Purchase Agreement, Remote Dynamics made certain covenants to the investors, including, as long as any notes or warrants remain outstanding, to have  authorized and reserved for issuance 120% of the aggregate number of shares of the Company’s common stock needed for issuance upon conversion of the notes and exercise of the warrants. The Company also agreed to prepare and file resale registration statements with the SEC for the shares of common stock underlying the notes and warrants. If the registration statements are not filed or declared effective within specified time frames or the Company fails to meet other specified deadlines, the investors are entitled to monetary liquidated damages equal to 1.5% of the total amount invested by such investor in the private placement, plus an additional 1.5% liquidated damages for each 30-day period thereafter. The Company is obligated to maintain the effectiveness of the registration statements until the earlier of (a) the date when the underlying securities have been sold or (b) the date on which the underlying shares of common stock can be sold without restriction under Rule 144(k).

The Company currently is not in compliance with certain of its obligations relating to the Series A Notes, including its failure to maintain sufficient authorized shares to permit conversion of the notes and related warrants and its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants.  The Company has obtained waivers of compliance of these obligations from certain of the note holders. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.  The Company has accrued $302,000 for liquidated damages as of December 31, 2006.

The following table summarizes the Series A Notes as of December 31, 2006 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Total Series A Notes - On reverse merger date of December 4, 2006	$5,111	$3,911	$1,200

Exchange of Series A Notes for Series B Notes	(676)	(517)	(159)

Accretion of Series A Notes from December 4, 2006 to December 31, 2006	-	(201)	201

Total Series A Notes - December 31, 2006	$4,435	$3,193	$1,242

Series B Note Financing

On November 30, 2006, Remote Dynamics entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors.  Pursuant to the Note and Warrant Purchase Agreement, Remote Dynamics will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of its series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of its original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) its series E-7 warrants (“E-7 Warrants”) to purchase 82,218,750 shares of the Company’s common stock and (iv) its series F-4 warrants (“F-4 Warrants”) to purchase 82,218,750  shares of the Company’s common stock.

•
The Series B Notes and the Series B OID Notes are secured by all of the Company’s assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007.  The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes and Series B OID Notes are convertible into the Company’s common stock at an initial conversion price of $0.016 per share, subject to reduction if the Company fails to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

    The Series B Note financing  is structured to occur in four closings, each providing $438,500 in gross proceeds to us.  The first closing occurred on December 4, 2006.  The second closing occurred on January 10, 2007 after we filed a preliminary proxy statement on December 27, 2006 with the Securities and Exchange Commission with respect to stockholder approval of an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock.   The third closing occurred on March 26, 2007. The third round closing conditions of filing an amendment to our Certificate of Incorporation increasing the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock were both waived by BMSI and the other accredited investors.  The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission.  Each closing is subject to certain other conditions being satisfied, including (i) the Company’s representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) the Company having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of the Company and its subsidiaries having occurred.

    Gross proceeds provided by the first closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554, 688 shares of our common stock.

    As a result of the financing and pursuant to the terms of "most favored nations" rights granted to investors in the Company’s February 2006 private placement of the Series A Notes, the Company agreed to issue certain of our February 2006 private placement investors, in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 77,191,646 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 77,191,646 shares of the Company’s common stock.  Remote Dynamics will receive no additional proceeds from the exchange.   Only a portion of the above exchanged notes occurred during the year ended December 31, 2006, with the remaining exchanges to occur over the second, third, and fourth closings.   As of December 31, 2006,  Remote Dynamics had issued (i) $716,672 principal amount of Series B Notes, (ii) 286,669 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 33,594,000 shares of its common stock and (iv) F-4 Warrants to purchase 33,594,000 shares of its common stock, in exchange for $675,922 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $675,922 principal amount of Series A Notes were valued at $158,699.  Accordingly, the Company recorded a loss on extinguishment of debt totaling $557,973 during the year ended December 31, 2006.

    In addition, the Company agreed to issue, in exchange for 50 shares of its Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS Capital Group SPC, Ltd. ) an additional (i) $500,000 principal amount of Series B Notes, (ii) $200,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 23,437,500 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 23,437,500 shares of the Company’s common stock.   Only a portion of the exchange occurred during the year ended December 31, 2006, with the remaining exchanges to occur over the second and third closings.  As of December, 31, 2006, the Company had issued (i) $125,000 principal amount of Series B Notes, (ii) $50,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 5,859,375 shares of its common stock and (iv) F-4 Warrants to purchase 5,859,375 shares of its common stock, in exchange for 12.5 shares of Series B convertible preferred stock.  In conjunction with the fair value adjustments required under purchase accounting, the 12.5 shares of Series B convertible preferred stock were valued at $3,970.  Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $121,031 during the year ended December 31, 2006.

    In connection with the private placement, the Company agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480  (b) warrants to purchase 16,443,750 shares of  the Company’s common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of the Company’s common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of the Company’s common stock.   The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of December 31, 2006.   Fees paid as of December 31, 2006, included a cash sales commission of $48,870, warrants to purchase 4,110,936 shares of the Company’s common stock, E-7 Warrants to purchase 3,083,203 shares of the Company’s common stock, and F-4 Warrants to purchase 3,083,203 shares of the Company’s common stock.  The Company also agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company for consulting work as well as $59,816 in legal counsel fees as part of the private placement.  See Note 12 for discussion on related party transactions.

    The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows:  (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of the Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of the Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.0966 per share and increasing the number of shares of common stock for which the warrants can be exercised from 700,000 to 12,683,191.

Under the terms of the Series B Note and Warrant Purchase Agreement, the Company has agreed to use its commercially reasonable efforts to obtain stockholder approval for an increase in the number of its authorized shares of common stock to at least 575,000,000 and a one-for-fifty reverse stock split of its common stock.    The Company also has agreed to prepare and file one or more resale registration statements with the SEC for the shares of common stock underlying the notes and warrants issued in the private placement. Specifically, the Company is obligated to (a) file an initial registration statement with the SEC on or before the earlier of (i) March 4, 2007 and (ii) the 30th day following the date the Company’s stockholders approve the increase in authorized shares and reverse stock split described above and (b) have the initial registration statement declared effective not later than the 60th day after the registration statement is filed (or 90 days if the registration statement receives a full review by the SEC). If the initial registration statement is not filed or declared effective within these time frames or the Company fails to meet other specified deadlines, the investors will be entitled to monetary liquidated damages equal to 1.5% of the total amount invested by such investor in the private placement, plus an additional 1.5% liquidated damages for each 30-day period thereafter, up to a maximum liquidated damages amount of not more than 9% of the amount invested by each investor. The Company is obligated to maintain the effectiveness of the registration statements until the earlier of (a) the date when the underlying securities have been sold or (b) the date on which the underlying shares of common stock can be sold without restriction under Rule 144(k), or the effectiveness period.

The Company currently is not in compliance with certain of its obligations relating to the Series B Notes, including its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants.  Although no note holder has sent the Company a notice of acceleration of amounts owed under the  secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.

BounceGPS Acquisition

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with BMSI. Pursuant to the Share Exchange Agreement, the Company agreed to acquire from BMSI 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions.  As part of the consideration for the acquisition, the Company issued to BMSI a Series B Note in the principal amount of $660,000 and a Series B OID Note in the principal amount of $264,000.  See Note 1 for a more detailed description of the acquisition

The following table summarizes the Series B Notes as of December 31, 2006 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series B Notes - December 4, 2006	$2,716	$1,048	$1,668

Accretion of Series B Notes from December 4, 2006 to December 31, 2006	-	(29)	29

Total Series B Notes - December 31, 2006	$2,716	$1,019	$1,698

The following table summarizes the Company’s convertible notes payable by maturity dates as of December 31, 2006 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Fiscal Year ending December 31, 2007	$6,396	$4,777	$1,619

Fiscal Year ending December 31, 2008	1,548	698	850

Fiscal Year ending December 31, 2009	1,207	453	754
	$9,151	$5,928	$3,223

Accounting for Series B Notes and Warrant Purchase Agreement

In connection with the convertible Series B Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 182 million shares of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $325,000 using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $220,000 and was recorded as additional paid-in-capital and a debt discount.  The debt discount will be amortized to interest expense over the terms of the notes.

Additionally, the Series B Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Series B Notes and OID Notes into shares of our common stock at a deemed effective fair value conversion price of $0.014 per share, which on the date of issuance, was lower than the price of our common stock of $0.015 per share. The total amount of the beneficial conversion feature was approximately $51,000.  This amount was recorded as additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Series B Notes or to the date of the conversion.

We recorded approximately $123,686 of transaction costs as deferred financing fees.  We also recorded approximately $46,301 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model.  The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion.  During the fiscal year ended December 31, 2006, $4,723 of the deferred financing fees were amortized to interest expense.

  Capital Leases  Payable

We lease certain vehicles, computer equipment, and other equipment under capital leases.  As of December 31, 2006 and 2005, assets under capital leases included in “Property and equipment” on our Consolidated Balance Sheets, were $368,000 and $0, net of accumulated depreciation of $83,000 and $0 respectively.

The following is a schedule of our future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands).

Fiscal year ending December 31,
2007	$147
2008	70
2009	11

Total minimum lease payments	228

Less: amount representing interest	(15)

Present value of net minimum lease payments	214

9.	INCOME TAXES

    The Company has adopted the provisions of FAS No. 109 “Accounting for Income Taxes”.  The Company currently has no issues that create timing differences that would mandate deferred tax expense.  Net operating losses would create possible tax assets in future years.  Due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

    No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $1.4 million as of December 31, 2006 that will be offset against future taxable income.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

    Deferred tax asset and the valuation account is as follows (in thousands):

	December 31,
	2006	2005

Deferred tax asset:
NOL Carryforward	$477	$46
Valuation allowances	(477)	(46)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	431	25
Change in valuation allowance	(431)	(25)
	$-	$-

10.	STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS

Common  Stock

As of December 31, 2005 we had 230,000,000 shares of common stock authorized with a par value of $0.01. We had 8,855,885 common stock shares issued and 7,925,937 shares outstanding.

As of December 31, 2006 we had 230,000,000 shares of common stock authorized with a par value of $0.01.  We had 62,255,408 common stock shares issued and 61,325,460 shares outstanding.

Series B Convertible Redeemable Preferred Stock

In September, 2005, Remote Dynamics closed the sale of $6.5 million of Series B convertible preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into in May, 2005.   As of December 31, 2006, 559.5 shares of the Series B convertible preferred stock remained outstanding.  Each share has a face value of $10,000 ($5,595,000 in the aggregate).

The most significant terms of the Series B convertible preferred stock are as follows:

Ranking.  The Series B convertible preferred stock ranks senior to our common stock and our Series C convertible preferred stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the company.

Dividends.    Holders of shares of Series B convertible preferred stock are entitled to receive dividends in an amount equal to 3% per year when, as and if declared by Remote Dynamics.

Conversion.  Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of our common stock at an original conversion price of $1.55 per share of common stock, subject to adjustment in the event of stock splits, stock dividends and similar distributions and events.  In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of our outstanding shares of common stock.

Redemption by Holder.  The holders of shares of Series B convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 100% of face value, plus accrued but unpaid dividends in the following events:

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

•	We sell, convey or dispose of all or substantially all of our assets; or

•
We otherwise breach any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after we have been notified thereof in writing by the holder.

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

In connection with the issuance of Series B convertible preferred stock and warrants to SDS, Remote Dynamics granted certain registration rights to SDS. If the Company fails to meet specified deadlines, it could face a liquidated damages claim by SDS.  The liquidated damages for the first 30 days equals 3% of the purchase price of the Series B convertible preferred stock and equals 1.5% for each 30 days thereafter of non-compliance.  In addition to the liquidated damages provision discussed above, SDS can require the redemption of its shares of Series B convertible preferred stock upon certain default events.  We currently are not in compliance with certain terms of the registration rights agreement.  SDS waived non-compliance through January 23, 2007.

Series C Convertible Preferred Stock

     On November 30, 2006, we entered into a Share Exchange Agreement with BMSI. Pursuant to the Share Exchange Agreement, we agreed to acquire from BMSI 100% of the capital stock of BounceGPS.  As part of the consideration for the acquisition, we issued to BMSI 5,000 shares of our Series C convertible preferred stock.  See Note 1 for a more detailed description of the acquisition

The most significant terms of the Series C convertible preferred stock are as follows:

Ranking.  The series C convertible preferred stock issued under the Share Exchange Agreement has a face amount of $1,000 per share ($5,000,000 in the aggregate), ranks junior to the Company’s series B convertible preferred stock and senior to its common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company.

Dividends.  Holders of shares of Series C convertible preferred stock are entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

Conversion.  The Series C convertible preferred stock issued under the Share Exchange Agreement is initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C convertible preferred stock;

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

Redemption by Holder.  The holders of shares of Series C convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 100% of face value, plus accrued but unpaid dividends in the following events:

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

•	We sell, convey or dispose of all or substantially all of our assets;

•
We merge or consolidate with or into, or engage in any other business combination with, any other person or entity, in any case which results in either (i) the holders of our voting securities immediately prior to such transaction holding or having the right to direct the voting of fifty percent (50%) or less of our total outstanding voting securities of or such other surviving or acquiring person or entity immediately following such transaction or (ii) the members of our board of directors comprising fifty percent (50%) or less of the members of our board of directors or such other surviving or acquiring person or entity immediately following such transaction;

•	We have fifty percent (50%) or more of the voting power of our capital stock owned beneficially by one person, entity or “group”;

•	We experience any other change of control not otherwise addressed above; or

•
We otherwise breach any material term under the private placement transaction documents, and if such breach is curable, shall fails to cure such breach within 10 business days after we have been notified thereof in writing by the holder.

Restricted Actions.  So long as any shares of Series C convertible preferred stock are outstanding, we are not permitted to take any of the following corporate actions (whether by merger, consolidation or otherwise) without first obtaining the approval of the majority holders of Series C convertible preferred stock:

•	Alter or change the rights, preferences or privileges of the Series C convertible preferred stock, or increase the authorized number of shares of Series C convertible preferred stock;

•	Amend our certificate of incorporation or bylaws;

•	Issue any shares of Series C convertible preferred stock other than pursuant to the Share Exchange Agreement or as a dividend on the Series C convertible preferred stock;

•	Redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any junior securities;

•	Increase the par value of our common stock;

•	Sell all or substantially all of our assets or stock, or consolidate or merge with another entity;

•	Enter into or permit to occur any change of control transaction;

•	Liquidate, dissolve, recapitalize or reorganize;

•	Change the Company’s principal business;

•	Create or issue any senior securities or pari passu securities to the Series B convertible preferred stock;

•	alter or change the rights, preferences or privileges of any capital stock of the Company so as to affect adversely the Series C convertible preferred stock;

•	Enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions; or

•	Cause or authorize any of our subsidiaries to engage in any of the foregoing actions.

Voting Rights.  The series C convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series C Preferred Stock, voting as a separate class, have the right to appoint a majority of the members of the Company’s Board of Directors (as long as the Company has not exercised its limited rights to redeem series C convertible preferred stock).

In connection with the Share Exchange Agreement and issuance of Series C convertible preferred stock, Remote Dynamics granted certain registration rights to BMSI and also made certain covenants to BMSI, including to have authorized and reserved for issuance the aggregate number of shares of the Company’s common stock needed for issuance upon conversion of the Series C convertible preferred stock. The Company currently is not in compliance with certain terms of the Series C convertible preferred stock and related agreements.

Warrants

Warrants Issued in Series B Convertible Preferred Stock Financing.  In connection with the issuance of shares of Series B convertible preferred stock to SDS, Remote Dynamics also issued to SDS three warrants to purchase shares of the Company’s common stock.

•
With respect to the first warrant, the holder has the right to purchase up to 1,666,667 shares of our common stock at an exercise price equal to $0.01 per share, subject to anti-dilution protections for stock splits and other similar pro rata events.  The first warrant may be exercised at any time until September 2, 2010.

•
With respect to the second warrant, the holder has the right to purchase up to 700,000 shares of our common stock at an exercise price equal to $1.75 per share.  The second warrant may be exercised at any time until September 1, 2011.  The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events).  As discussed in Note 8, the Series B Note transaction triggered an anti-dilution adjustment to these warrants issued to SDS in September 2005 by changing the exercise price from $1.75 to $0.0966 per share and increasing the number of shares of common stock for which the warrants can be exercised from 700,000 to 12,683,191.

•
With respect to the third warrant, the holder has the right to purchase up to 2,000,000 shares of our common stock at an exercise price equal to $1.75 per share, subject to anti-dilution protections for stock splits and other similar pro rata events..  The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010.

All three warrants contain a provision that prevents any holder from exercising the warrant to the extent that such exercise would result in such holder beneficially owning or having the right to vote more than 9.99% of our outstanding shares of common stock.

Warrants Issued in Connection with the Series A Note and Warrant Purchase Agreement.  As discussed in Note 8, on February 24, 2006, Remote Dynamics closed its Series A Note financing.   The Company issued common stock purchase warrants in connection with the Series A Note financing.  See Note 8 for a description of these warrants.

Warrants Issued in Connection with the Series B Note and Warrant Purchase Agreement.  As discussed in Note 8, on December 4, 2006, Remote Dynamics closed its Series B Note financing.   The Company issued common stock purchase warrants in connection with the Series B Note financing.  See Note 8 for a description of these warrants.

11.	COMMITMENTS AND CONTINGENCIES

  Operating Lease Commitments

We lease certain office facilities and equipment under non-cancelable operating leases, with expirations through March 2009.  The future minimum lease payments associated with such leases for the fiscal years ending December 31 are as follows (in thousands).

2007	$67
2008	$9
$76

    During the year ended December 31, 2006 and 2005, total rent charged to operating expenses was approximately $41,000 and $5,000, respectively.

  Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer that provides for replacement of defective parts for one year after the product is sold.  We provide a limited warranty on all VMI product sales, at no additional cost to the customer that provides for replacement of defective parts during the contract term, typically ranging from one to five years. We have established an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products.  Changes in our product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, are summarized below (in thousands).

	Fiscal Years Ended
	December 31,
	2006	2005

Warranty product liability at beginning of period	$-	$-

Accruals for product warranties issued	132	-
Product replacements	(5)	-
Adjustments to pre-existing warranty estimates	-	-

Warranty product liability at end of period	$127	$-

The long-term portion of the warranty product liability at December 31, 2006 and 2005 was approximately $-0- and $-0-, respectively.

  Retirement Plan

The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees.  In order to attract and retain employees, the Company amended the Retirement Plan during 2000 to include a mandatory employer matching.  Matching contributions during the fiscal years ended December 31, 2006 and 2005 were approximately $2,000 and
$-0- respectively.

  Other Purchase Commitments

As of December 31, 2006, we had approximately $1,049,000 in primarily inventory-related purchase commitments.

Litigation

In August 2005, @Road, Inc. brought a lawsuit against us alleging intentional interference with prospective economic advantage (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court). On October 13, 2006, we entered into a preliminary Memorandum of Understanding with @Road, Inc. with respect to a settlement of the lawsuit in exchange for a payment from us of $250,000, however, the parties could not agree on the details of the settlement.  Additionally, the proposed settlement terms were not approved by our Board of Directors

We are aware of a potential claim involving us and our prior inventory vendor.  This claim has not been asserted, but we have discussed the possibility of a dispute arising out of disposition of inventory manufactured by this vendor.  We do not believe we are liable for future inventory purchases from this vendor and several months ago expressed our position to them.  However, should this vendor be successful in asserting a claim, it may have a material adverse affect to our financial position, operating results and cash flows.

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

  In 2004, we issued a $2,000,000 convertible promissory note to HFS Minorplanet Funding LLC (“HFS”).   The principal balance is due 36 months from the date of funding, with an annual interest rate of 12%.  In January, 2006, the Company appointed Dennis Ackerman to serve as the HFS-designee member of our Board of Directors.  Mr. Ackerman currently serves as a director of HFS Capital Private Equity Fund LLC, the Managing Member of HFS.  On November 30, 2006, we entered into a new promissory note with HFS pursuant to which, on December 1, 2007, the existing $2,000,000 convertible promissory note issued by to HFS will be cancelled and we will issue to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000  shares of our common stock.

In June, 2006, BounceGPS, our wholly owned subsidiary, issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition of certain assets.  Keith Moore (a member of our Board of Directors),is the CEO and Chairman of DataLogic International, Inc.

BounceGPS has an agreement with MBCG for corporate development and chief financial officer services.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   The agreement was entered into prior to our December 2006 acquisition of  BounceGPS and prior to Mr. Walters joining our Board of Directors.  Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash.  The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party.   Fees paid to MBCG totaled $100,000 and $0 for the years ended December 31, 2006 and 2005, respectively.

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to MBMC for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each beneficially own 50% off MBMC.As of December 31, 2006, the Company owed $15,000 to MBMC for these services.  The Company made this payment to MBMC in January 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

In 2006, while BounceGPS was a private company and a wholly owned subsidiary of BMSI, BMSI contributed additional capital of $1,146,000 into BounceGPS in the form of cash and the assumption of certain liabilities.  This transaction occurred prior to the share exchange agreement between Remote Dynamics and BounceGPS.

On August 4, 2006, BounceGPS loaned $150,000 to a subsidiary of MSTF at 10% per annum.  David Walters (our Chairman) is also the Chairman and Chief Financial Officer of MSTF and beneficially owns 42% of the outstanding common stock of MSTF.  At the time of the loan, David Walters was the Chairman and Chief Executive Officer of BMSI (parent of BounceGPS at the time) and beneficially owned a majority of the outstanding common stock of BMSI.   The principal balance was repaid in full on September 11, 2006.  On October 4, 2006, BounceGPS loaned $18,000 to the same related company.  The principal balance was repaid in full on October 11, 2006.  On October 5, 2006, BounceGPS loaned $95,000 to the same related company.  The principal balance was repaid in full on October 11, 2006.  BounceGPS also loaned $220,000 during late October and early November 2006 to the same related company.  The entire outstanding balance of $220,000 was repaid on November 8, 2006.  BounceGPS received interest payments of $636 during 2006 and interest receivables totaled $1,899 as of December 31, 2006.  These loan transactions occurred prior to the share exchange agreement between Remote Dynamics and BounceGPS.  At the time of the loan transactions, BounceGPS was a private company and a wholly owned subsidiary of BMSI.

13.	SUBSEQUENT EVENTS

On January 10, 2007, the Company closed on the second round of the Series B Note financing after filing a preliminary proxy statement on December 27, 2006 with the Securities and Exchange Commission with respect to stockholder approval of an increase in the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock.  Gross proceeds provided by the second closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 20,554,688 shares of the Company’s common stock.

On March 26, 2007, the Company closed on the third round of funding.  The third round closing conditions of filing an amendment to our Certificate of Incorporation increasing the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock were both waived by the investors.  Gross proceeds provided by the third closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 20,554, 688 shares of the Company’s common stock.

   On January 10, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 6,720,047 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 6,720,047 shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440.  Accordingly, the Company is required to record a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

On March 26, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 6,720,047 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 6,720,047 shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440.  Accordingly, the Company is required to record a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

On January 10, 2007, the Company issued (i) $125,000 principal amount of Series B Notes, (ii) $50,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 5,859,375 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 5,859,375 shares of the Company’s common stock, in exchange for 12.5 shares of Series B convertible preferred stock.  In conjunction with the fair value adjustments required under purchase accounting, the 12.5 shares of Series B convertible preferred stock were valued at $3,970.  Accordingly, the Company is required to record a loss on extinguishment of convertible preferred stock of $121,031 during the first quarter of fiscal year 2007 in relation to this exchange.

    On March 26, 2007, the Company issued (i) $250,000 principal amount of Series B Notes, (ii) $100,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 11,718,750 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 11,718,750 shares of the Company’s common stock, in exchange for 25 shares of Series B convertible preferred stock.  In conjunction with the fair value adjustments required under purchase accounting, the 25 shares of Series B convertible preferred stock were valued at $7,940.  Accordingly, the Company is required to record a loss on extinguishment of convertible preferred stock of $242,060 during the first quarter of fiscal year 2007 in relation to this exchange.