Form 10QSB
period 2007-03-31
Remote Dynamics Inc
filed 2007-05-15
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.
OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                                                to

Commission file number 0-26140

REMOTE DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0352879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 CHISHOLM PLACE, SUITE 120, PLANO, TEXAS	75075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (972) 395-5579

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __   No  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  X   No  __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of May 1, 2007
Common Stock, $.01 par value	65,057,454

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-QSB

PART I
ITEM 1:                      FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$371	$121
Accounts receivable, net of allowance for doubtful accounts
of $36 and $67, respectively	716	534
Inventories, net of reserve for obsolescence of $62 and $112, respectively	210	287
Deferred product costs - current portion	227	157
Lease receivables and other current assets, net	292	414

Total current assets	1,816	1,512

Property and equipment, net of accumulated depreciation
and amortization of $161 and $112 respectively	270	371
Deferred product costs - non-current portion	261	154
Goodwill	616	616
Customer Lists, net	2,576	2,714
Software, net	803	846
Tradenames, net	70	74
License right, net	28	57
Deferred financing fees, net	258	165
Lease receivables and other assets, net	256	352

Total assets	$6,954	$6,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,849	$1,441
Deferred product revenues - current portion	921	1,035
Series A convertible notes payable (net of discount of $2,353 and $3,193, respectively)	1,857	1,242
Series B convertible notes payable (net of discount of $172 and $113, respectively)	369	189
Note payable - HFS (net of discount of $1,254 and $1,716, respectively)	746	284
Note payable, current portion	266	266
Accrued expenses and other current liabilities	1,224	1,720

Total current liabilities	7,232	6,178

Deferred product revenues - non-current portion	889	894
Capital leases, less current portion	30	79
Series B convertible notes payable - non-current (net of discount of $1,376 and $906, respectively)	2,953	1,509
Other non-current liabilities	98	321

Total liabilities	11,202	8,981

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value,
2,000,000 shares authorized, 522 and 559.5 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at March 31, 2007)	134	146
Redeemable Preferred Stock - Series C (8% cumulative, $10,000 stated value,
10,000 shares authorized, 5,000 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively (redeemable in
liquidation at an aggregate of $5,000,000 at March 31, 2007)	-	-

Stockholders' deficit:
Common stock, $0.01 par value, 230,000,000 shares authorized, 64,158,130 shares issued and 63,228,182 outstanding at March 31, 2007;
230,000,0000 shares authorized, 62,255,408 shares issued and 61,325,460
outstanding at December 31, 2006	644	623
Treasury stock, 929,948 shares, at cost	-	-
Additional paid-in capital	220	194
Accumulated deficit	(5,246)	(3,083)

Total stockholders' deficit	(4,382)	(2,266)

Total liabilities and stockholders' deficit	$6,954	$6,861

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Revenues
Service	$735	$-
Ratable product	467	-
Product	62	-

Total revenues	1,264	-

Cost of revenues
Service	381	-
Ratable product	66	-
Product	99	-

Total cost of revenues	546	-

Gross profit	718	-

Expenses:

General and administrative	620	-
Sales and marketing	200	-
Engineering	121	-
Depreciation and amortization	262	-

Total expenses	1,203	-

Operating loss	(485)	-

Other income (expenses):

Interest income	29	-
Interest expense	(1,454)	-
Other income	343	-
Loss on extinguishment of debt	(234)	-
Loss on extinguishment of redeemable preferred stock	(363)	-

Total other income (expenses)	(1,679)	-

Loss before income taxes	(2,164)	-

Income tax benefit	-	-

Net loss	(2,164)	-

Net loss per common share - basic and diluted	$(0.03)	$-

Weighted average number of common shares outstanding:
Basic and diluted	63,606	8,528

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Stockholders' deficit at December 31, 2006	62,255,408	$623	$194	929,948	$-	$(3,083)	$(2,266)

Common stock issued for services	1,902,722	21	(15)				6
Issuance of warrants in connection with Series B debt offering							30
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes							5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes							6
Net loss						(2,164)	(2,164)

Stockholders' deficit at March 31, 2007	64,158,130	$644	$220	929,948	$-	$(5,246)	$(4,382)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net loss	$(2,164)	$-
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	48	-
Amortization of customer lists and other intangibles	214	-
Amortization of deferred financing fees	18	-
Accretion of HFS note payable	462	-
Accretion of Series A notes	668	-
Accretion of Series B notes	111	-
Provision for bad debt	(3)	-
Loss on extinguishment of debt	234	-
Loss on extinguishment of redeemable preferred stock	363	-
Loss on retirement of fixed assets	55	-
Common stock issued for services	7	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(182)	-
Decrease in inventory	76	-
Increase in deferred product costs	(177)	-
Decrease (increase) in lease receivables and other assets	221	(1)
Decrease in deferred product revenue	(119)	-
Increase in accounts payable	407	-
Decrease in accrued expenses and other liabilities	(740)	-

Net cash used in operating activities	(501)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(2)	-

Net cash used in investing activities	(2)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	782	-
Payments on capital leases and other notes payable	(29)	-

Net cash provided by financing activities	753	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250	(1)
CASH AND CASH EQUIVALENTS, beginning of period	121	1

CASH AND CASH EQUIVALENTS, end of period	371	-
SHORT TERM INVESTMENTS	-	-
TOTAL CASH AND SHORT TERM INVESTMENTS	$371	$-

	Three months ended March 31,
	2007	2006
Supplemental Cash Flow Information:
Interest paid	$1	$-
Income taxes paid	-	-

Non-Cash Financing & Investing Activities:

Common stock issued for services	$7	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION, BUSINESS OVERVIEW, AND GOING CONCERN

Organization and Business Overview

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

    As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 95.2% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 61.8% of Remote Dynamics common stock (on a as-converted, fully diluted basis).   Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The statement of stockholder's deficit  is that of BounceGPS  with an  increase  in the  number of shares  outstanding  of 59,955,408  that  represents  the  shares retained by the Remote Dynamics stockholders.

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

Going Concern

    We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.    We do not expect to achieve profitability or positive cash flow for 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2007.

    Critical success factors in our plans to achieve positive cash flow from operations include:

•	Ability to increase sales of the REDIview product line.

•	Ability to further reduce our operating costs in accordance with our latest revised business plan.

•	Significant market acceptance of our REDIview product line in the United States.

•	Maintaining and expanding our direct sales channel.

•	Training and development of new sales staff.

•	Maintenance and expansion of indirect distribution channels for our REDIview product line.

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

    We had a working capital deficit of $5.4 million as of March 31, 2007.  We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

2.     Basis of Presentation and Significant Accounting Policies

Basis of Presentation

    The unaudited consolidated financial statements have been prepared in accordance with the instructions  to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2006.  The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

Deferred Product Costs

    We defer certain product costs (generally consisting of the direct cost of product sold and installation costs) for our sales contracts determined to require deferral accounting.  The deferred costs are classified as a current and long -term asset on the balance sheet under the captions “Deferred product costs – current portion” and “Deferred product costs non-current portion”.  Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.”  Such terms range from one to five years.  If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

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

Recent Accounting Pronouncements

Financial Accounting Standards No. 155 (“FAS 155”).  In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). With respect to FAS 133, FAS 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provided that beneficial interests in securitized financial assets are not subject to the provision of FAS 133. With respect to FAS 140, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial condition or results of operations.

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

Financial Accounting Standards No. 156 (“FAS 156”).  In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Financial Accounting Standards No. 159 (“FAS 159”) In February 2007, the FASB issued FAS  159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of FAS 157 are applied. We will adopt FAS 159 on January 1, 2008. We are evaluating FAS 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

3.    Notes Payable & Securities Purchase Agreements

DataLogic Note Payable
    On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1.  The note has a term of 2 years with an annual interest rate of 9%.  Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter.  Interest is payable quarterly.  BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement.  The Company has accrued $27,099 of interest expense as of March 31, 2007.  The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above.   Keith Moore, Director and Audit Committee Chair of the Company, is the CEO and Chairman of DataLogic International, Inc.

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

    As described in Note 1, as part of the purchase accounting for the reverse merger transaction, the debt was adjusted to fair value.  Accordingly, the difference between the estimated fair value of $150,000 and the face amount of the note payable totaling $2,000,000 is recorded as a debt discount.  The debt discount is being accreted to interest expense over the remainder of the term of the note.

    On November 30, 2006, Remote Dynamics entered into a new promissory note with HFS pursuant to which, on December 1, 2007 (a) the existing $2,000,000 convertible promissory note issued by the Company to HFS will be cancelled on December 1, 2007 and (b) Remote Dynamics will issue to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000  shares of our common stock.

    On May 8, 2007, the Company entered into an amendment to the November 2006 promissory note, whereby  the  exchange referenced in the preceding paragraph was completed effective May 8, 2007 versus the original conversion date of December 1, 2007.  Accordingly, the Company is required to record a loss on extinguishment of debt totaling approximately $254,000 during the second quarter of fiscal year 2007 in relation to the exchange.

The following table summarizes the HFS Note Payable as of March 31, 2007 ( 000’s):

	Principal	Less Discounts	Carrying Amounts

Total HFS Note Payable – December 31, 2006	$2,000	$1,716	$284

Accretion of HFS Note from January 1, 2007 to March 31, 2007	-	(462)	462

Total HFS Note Payable – March 31, 2007	$2,000	$1,254	$746

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

The Company currently is not in compliance with certain of its obligations relating to the Series A Notes, including its failure to maintain sufficient authorized shares to permit conversion of the notes and related warrants and its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants.  The Company has obtained waivers of compliance of these obligations from certain of the note holders. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.  The Company has accrued $495,000 for liquidated damages as of March 31, 2007.

    The following table summarizes the Series A Notes as of March 31, 2007 (000’s):

	Principal	Less Discounts	Carrying Amount

Total Series A Notes – December 31, 2006	$4,435	$3,193	$1,242

Exchange of Series A Notes for Series B Notes – January 10, 2007	(113)	(86)	(26)

Exchange of Series A Notes for Series B Notes – March 26, 2007	(113)	(86)	(26)

Accretion of Series A Notes from January 1, 2007 to March 31, 2007	-	(668)	668

Total Series A Notes – March 31, 2007	$4,210	$2,353	$1,857

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

The first closing occurred on December 4, 2006.  Gross proceeds provided by the first closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554, 688 shares of our common stock.

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

On March 26, 2007, the Company closed on the third round of funding.  The third round closing conditions of filing an amendment to our Certificate of Incorporation increasing the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock were both waived by the investors. Gross proceeds provided by the third closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal  amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554,688 shares of our common stock.

As a result of the financing and pursuant to the terms of "most favored nations" rights granted to investors in the Company’s February 2006 private placement of the Series A Notes, the Company agreed to issue certain of our February 2006 private placement investors, in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 77,191,646 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 77,191,646 shares of the Company’s common stock.  Remote Dynamics will receive no additional proceeds from the exchange.   Only a portion of the above exchanged notes occurred during the year ended December 31, 2006, with the remaining exchanges occurring over the second, third, and fourth closings.   As of December 31, 2006, Remote Dynamics had issued (i) $716,672 principal amount of Series B Notes, (ii) $286,669 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 33,594,000 shares of its common stock and (iv) F-4 Warrants to purchase 33,594,000 shares of its common stock, in exchange for $675,922 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $675,922 principal amount of Series A Notes was valued at $158,699.  Accordingly, the Company recorded a loss on extinguishment of debt totaling $557,973 during the year ended December 31, 2006.

On January 10, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 6,720,047 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 6,720,047 shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440.  Accordingly, the Company recorded a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

On March 26, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 6,720,047 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 6,720,047 shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes.  In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440.  Accordingly, the Company recorded a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

In addition, the Company agreed to issue, in exchange for 50 shares of its Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS Capital Group SPC, Ltd. ) an additional (i) $500,000 principal amount of Series B Notes, (ii) $200,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 23,437,500 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 23,437,500 shares of the Company’s common stock.   Only a portion of the exchange occurred during the year ended December 31, 2006, and the remaining exchanges occurred over the second and third closings.  As of December, 31, 2006, the Company had issued (i) $125,000 principal amount of Series B Notes, (ii) $50,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 5,859,375 shares of its common stock and (iv) F-4 Warrants to purchase 5,859,375 shares of its common stock, in exchange for 12.5 shares of Series B convertible preferred stock.  In conjunction with the fair value adjustments required under purchase accounting, the 12.5 shares of Series B convertible preferred stock were valued at $3,970.  Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $121,031 during the year ended December 31, 2006.

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

On March 26, 2007, the Company issued (i) $250,000 principal amount of Series B Notes, (ii) $100,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 11,718,750 shares of the Company’s common stock and (iv) F-4 Warrants to purchase 11,718,750 shares of the Company’s common stock, in exchange for 25 shares of Series B convertible preferred stock.  In conjunction with the fair value adjustments required under purchase accounting, the 25 shares of Series B convertible preferred stock were valued at $7,940.  Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $242,060 during the first quarter of fiscal year 2007 in relation to this exchange.

In connection with the private placement, the Company agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480  (b) warrants to purchase 16,443,750 shares of  the Company’s common stock, with each warrant having an exercise price of $0.016 per share and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of the Company’s common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of the Company’s common stock.   The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of March 31, 2007.   Fees paid as of March 31, 2007, included a cash sales commission of $112,860, warrants to purchase 12,332,814 shares of the Company’s common stock, E-7 Warrants to purchase 9,249,609 shares of the Company’s common stock, and F-4 Warrants to purchase 9.249,609 shares of the Company’s common stock.  The Company also agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows:  (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of the Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of the Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.102 per share and increasing the number of shares of common stock for which the warrants can be exercised from 700,000 to 12,009,469.

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

The Company currently is not in compliance with certain of its obligations relating to the Series B Notes, including its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants.  Although no note holder has sent the Company a notice of acceleration of amounts owed under the  secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations.  The Company has accrued $48,176 for liquidated damages as of March 31, 2007.

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

The following table summarizes the Series B Notes as of March 31, 2007 (000’s):

	Principal	Less Discounts	Carrying Amount

Total Series B Notes - December 31, 2006	$2,716	$1,019	$1,698

Issuance of Series B Notes - January 10, 2007	614	184	429

Exchange of Series A Notes to Series B Notes - January 10, 2007	201	60	140

Exchange of Series B Preferred Stock to Series B Notes - January 10, 2007	175	53	122

Issuance of Series B Notes - March 26, 2007	614	181	433

Exchange of Series A Notes to Series B Notes - March 26, 2007	201	59	141

Exchange of Series B Preferred Stock to Series B Notes - March 26, 2007	350	103	247

Accretion of Series B Notes from January 1, 2007 to March 31, 2007	-	(111)	111

Total Series B Notes - March 31, 2007	$4,870	$1,549	$3,322

The following table summarizes the Company’s convertible notes payable by maturity dates as of March 31, 2007:

	Principal	Less Discounts	Carrying Amount

Fiscal Year ending December 31, 2007	$5,456	$3,055	$2,400

Fiscal Year ending December 31, 2008	3,460	1,412	2,048

Fiscal Year ending December 31, 2009	2,165	688	1,476

	$11,080	$5,156	$5,924

Accounting for Series B Notes and Warrant Purchase Agreement

In connection with the convertible Series B Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 345 million shares of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $367,000 using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $246,000 and was recorded as additional paid-in-capital and a debt discount.  The debt discount will be amortized to interest expense over the terms of the notes.

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

We recorded $217,676 of transaction costs as deferred financing fees.  We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model.  The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion.  During the three months ended March 31, 2007, $12,897 of the deferred financing fees was amortized to interest expense.

4.   Inventories

    Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Complete systems	$147	$205

Component parts	125	194

Reserve for obsolescense - systems	(48)	(65)

Reserve for obsolescence - parts	(14)	(47)
	$210	$287

5.  Goodwill and Other Intangible Assets

    Goodwill and other intangible assets consist of the following as of March 31, 2006 and 2005 (in thousands):

	Balance at December 31, 2006	Additions	Amortization	Impairment	Balance at March 31, 2007	Remaining Amortization Period (in months)
Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,714	-	(138)	-	2,576	56
VMI License Right	57	-	(29)	-	28	3
Software	846	-	(43	-	803	56
Tradenames	74	-	(4)	-	70	56

    Total amortization expense for the other intangible assets for the three months ended March 31, 2007 was approximately $214,000.  See Note for further discussion.

6.    Other Commitments and Contingencies

 Product Warranty Guarantees

    We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold.  We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years.  We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products.  The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $107,000 at March 31, 2007.

Purchase Obligations

    We had purchase obligations of approximately $1.1 million primarily related to the purchase of inventory as of March 31, 2007.

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

    The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion/exercise would have been antidilutive:

	For the Three Months Ended March 31,
	2007	2006
Convertible notes payable	568,167,976	29,399,351
Convertible preferred stock	1,138,943,508	3,870,968
Outstanding warrants to purchase common stock	456,279,484	87,991,667

8.                 Related Party Transactions

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to MBMC for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each beneficially own 50% of MBMC. As of December 31, 2006, the Company owed $15,000 to MBMC for these services.  The Company made payments totaling $45,000 during the three months ended March 31, 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS has an agreement with MBCG for corporate development and chief financial officer services.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   The agreement was entered into prior to our December 2006 acquisition of  BounceGPS and prior to Mr. Walters joining our Board of Directors.  Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash.  The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party.   Fees paid to MBCG totaled $20,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.   On May 1, 2007, this agreement was terminated by mutual consent.

9.                 Subsequent Events

    On May 8, 2007, the Company entered into an amendment to the November 2006 promissory note, whereby  the exchange referenced in Note 3 was completed effective May 8, 2007 versus the original exchange date of December 1, 2007.  Accordingly, the Company is required to record a loss on extinguishment of debt totaling approximately $254,000 during the second quarter of fiscal year 2007 in relation to the exchange.

    On May 14, 2007, we entered into a settlement agreement with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court).  Under the terms of settlement, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $20,000.

     On May 1, 2007, we entered into a Support Services Agreement with Monarch Bay Management Company, LLC (“MBMC”).  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBMC.  Under the Support Services Agreement, MBMC will provide us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We will pay to MBMC monthly cash fees of $22,000 for the services.  In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company.  The initial term of the Support Services Agreement expires May 1, 2008.

    On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  (MBA is a NASD member firm.)  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our  consolidated financial statements and related notes and the other financial information included elsewhere in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements generally include our management's plans and objectives for future operations, including plans, objectives and expectations relating to our future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties not to foreclose on our assets. The forward-looking statements may also relate to our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project,” "may," "should," "could," "seek," "pro forma," "estimate," "continue," "anticipate" and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•	anticipated trends in our financial condition and results of operations;
•	our ability to finance our working capital and other cash requirements;
•	our business strategy for expanding our presence in the markets we serve; and
•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements.

Important factors to consider in evaluating forward-looking statements include:

•	changes in external competitive market factors or in our internal budgeting process that might impact trends in our results of operations;
•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the markets; and
•	various other factors that may prevent us from competing successfully in the marketplace.

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

We commercially introduced REDIview in January of 2005.  REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

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

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 95.2% of the voting power of our common stock outstanding, and beneficial ownership of approximately 61.8% of our common stock (on a as-converted, fully diluted basis).  Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Total revenue for the three months ended March 31, 2007 totaled $1.3 million compared to $-0- during the three months ended March 31, 2006.  This increase is attributable to the reverse merger transaction on December 4, 2006.  The 2007 results include operations of Remote Dynamics, Inc. as well as BounceGPS.  The 2006 results only include the operations of BounceGPS.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.  Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

    Total gross profit margin was 57% for the three months ended March 31, 2007 compared to 0% for the three months ended March 31, 2006.  This increase is attributable to the reverse merger transaction on December 4, 2006.  The 2006 results only include operations of BounceGPS.

    Total operating expenses totaled $1.2 million for the three months ended March 31, 2007 compared to $-0- for the three months ended March 31, 2006.  This increase is attributable to the reverse merger transaction on December 4, 2006.  The 2006 results only include operations of BounceGPS.

Interest expense totaled $1.5 million for the three months ended March 31, 2007 compared to $-0- million for the same period during 2006.  The current period interest expense relates to the Series A Notes, Series B Notes, and the HFS Note.  We recorded a loss on the extinguishment of debt totaling $234,000 for the three months ended March 31, 2007 for the exchange of Series A Notes into new Series B Notes.  We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the three months ended March 31, 2007 for the exchange of Series B preferred stock into Series B Notes.

Liquidity and Capital Resources

    We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations.  We had cash and cash equivalents of $371,000 as of March 31, 2007, compared to $121,000 as of December 31, 2006.

    Net cash used in operations  for the three months ended March 31, 2007 was $501,000, primarily due to a net loss of $2.2 million offset by a loss on extinguishment of debt of $234,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $1,237,000, and depreciation and amortization of $263,000.  Net cash used in operations for the three months ended March 31, 2006 was $1,000.

    Net cash provided by financing activities for the three months ended March 31, 2007 was $753,000, primarily due to the net proceeds from the Series B debt offering.  Net cash provided by financing activities during the three months ended March 31, 2006 was $-0-.

    We do not expect to achieve profitability or positive cash flow for 2007.  Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base.   Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2007.

    We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities.  Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders.  As of March 31, 2007, we had accrued $495,000 in respect of such liquidated damages.  In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

    We had a working capital deficit of $5.4 million as of March 31, 2007.  We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

    The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2006.

ITEM 3:    CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. Our disclosure committee consists of members of our senior management.

    Under the supervision, and with the participation of our senior management, including our Chief Executive Officer and principal financial officer (the “Certifying Officer”), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of March 31, 2007.  Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10QSB, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

    There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

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

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    On May 14, 2007, we entered into a settlement agreement with respect to a settlement of a lawsuit brought by @Road, Inc. on August 10, 2005 alleging intentional interference with prospective economic advantage against us (@Road, Inc. v. Kierston Dowd, et al., Stanislaus County Superior Court).  Under the terms of settlement, @Road agreed to dismiss their lawsuit with prejudice in exchange for a payment from us of the sum of $20,000.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5:  OTHER INFORMATION

    On May 1, 2007, we entered into a Support Services Agreement with Monarch Bay Management Company, LLC (“MBMC”).  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBMC.  Under the Support Services Agreement, MBMC will provide us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We will pay to MBMC monthly cash fees of $22,000 for the services.  In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company.  The initial term of the Support Services Agreement expires May 1, 2008.

    On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  [MBA is a NASD member firm.]  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each beneficially owns 50% of the ownership interests in MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008.

    On May 8, 2007, we entered into an amendment to our promissory note arrangements with HFS Minorplanet Funding LLC (“HFS”).   Dennis Ackerman, our director, is a director of HFS Capital Private Equity Fund LLC, the Managing Member of HFS.  Pursuant to the amendment, we completed, effective May 8, 2007, the following transactions (that were originally scheduled to occur on December 1, 2007):  (a) the existing $2,000,000 convertible promissory note issued by us to HFS was cancelled, and (b) we issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000 shares of our common stock.

ITEM 6:  EXHIBITS

    See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: May 14, 2007	By:	/s/ Gary Hallgren
Gary Hallgren
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	May 14, 2007
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	May 14, 2007
David Walters

/s/ DENNIS ACKERMAN	Director	May 14, 2007
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	May 14, 2007
Keith Moore

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Support Services Agreement with Monarch Bay Management Company, LLC

10.2	Addendum No. 1 to Promissory Note Agreement between Remote Dynamics, Inc. and HFS MINORPLANET FUNDING, LLC

10.3	Addendum No. 1 to Promissory Note Agreement between Remote Dynamics, Inc. and HFS MINORPLANET FUNDING, LLC

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002