Form 10QSB
period 2007-06-30
Remote Dynamics Inc
filed 2007-08-13
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from___ to ___

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of July 30, 2007
Common Stock, $.01 par value	69,621,296

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-QSB

INDEX

PART I. FINANCIAL INFORMATION

		PAGE NUMBER
Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at June 30, 2007
	and December 31, 2006	4

	Consolidated Statements of Operations (Unaudited)
	for the three and six months ended June 30, 2007 and 2006	5

	Consolidated Statement of Stockholders’ Equity (Unaudited)
	for the six months ended June 30, 2007	6

	Consolidated Statements of Cash Flows (Unaudited)
	for the six months ended June 30, 2007 and 2006	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22

Item 3	Controls and Procedures	25

PART II.	OTHER INFORMATION	26

Item 1	Legal Proceedings	26

Item 3	Defaults	27

Item 6	Exhibits	27

Signature		28

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302

EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$161	$121
Accounts receivable, net of allowance for doubtful accounts
of $38 and $67, respectively	601	534
Inventories, net of reserve for obsolescence of $58 and $112, respectively	255	287
Deferred product costs - current portion	258	157
Lease receivables and other current assets, net	233	414

Total current assets	1,508	1,512

Property and equipment, net of accumulated depreciation
and amortization of $191 and $112 respectively	223	371
Deferred product costs - non-current portion	285	154
Goodwill	616	616
Customer Lists, net	2,438	2,714
Software, net	760	846
Tradenames, net	66	74
License right, net	-	57
Deferred financing fees, net	234	165
Lease receivables and other assets, net	206	352

Total assets	$6,336	$6,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,572	$1,386
Accounts payable - related parties	48	55
Deferred product revenues - current portion	966	1,035
Series A convertible notes payable (net of discount of $1,701 and $3,193, respectively)	2,493	1,242
Series B convertible notes payable (net of discount of $1,797 and $1,019, respectively)	4,475	1,698
Note payable - HFS (net of discount of $1,716)	-	284
Note payable - related parties	250	250
Accrued expenses and other current liabilities	1,609	1,701
Accrued expenses and other current liabilities - related parties	47	36

Total current liabilities	11,460	7,687

Deferred product revenues - non-current portion	789	894
Capital leases, less current portion	77	79
Other non-current liabilities	97	321

Total liabilities	12,423	8,981

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value,
650 shares authorized, 522 and 559.5 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at June 30, 2007)	134	146
Redeemable Preferred Stock - Series C (8% cumulative, $10,000 stated value,
10,000 shares authorized, 5,202 and 5,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively (redeemable in
liquidation at an aggregate of $5,202,000 at June 30, 2007)	-	-

Stockholders' deficit:
Common stock, $0.01 par value, 230,000,000 shares authorized, 67,405,902 shares issued and 66,475,954 outstanding at June 30, 2007;
230,000,0000 shares authorized, 62,255,408 shares issued and 61,325,460
outstanding at December 31, 2006	676	623
Treasury stock, 929,948 shares, at cost	-	-
Additional paid-in capital	228	194
Accumulated deficit	(7,125)	(3,083)

Total stockholders' deficit	(6,221)	(2,266)

Total liabilities and stockholders' deficit	$6,336	$6,861

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Service	$845	$32	$1,580	$32
Ratable product	277	-	744	-
Product	69	-	131	-
Total revenues	1,191	32	2,455	32

Cost of revenues
Service	393	-	774	-
Ratable product	75	-	141	-
Product	24	-	123	-
Total cost of revenues	492	-	1,038	-
Gross profit	699	32	1,417	32

Expenses:

General and administrative	483	43	1,103	43
Sales and marketing	192	-	392	-
Engineering	188	-	309	-
Depreciation and amortization	260	-	522	-
Total expenses	1,123	43	2,326	43

Operating loss	(424)	(11)	(909)	(11)

Other income (expenses):

Interest income	25	-	54	-
Interest expense	(1,404)	-	(2,858)	-
Other income	31	-	374	-
Loss on extinguishment of debt	(107)	-	(341)	-
Loss on extinguishment of redeemable preferred stock	-	-	(363)	-
Total other income (expenses)	(1,455)	-	(3,134)	-

Loss before income taxes	(1,879)	(11)	(4,043)	(11)

Income tax benefit	-	-	-	-
Net loss	(1,879)	(11)	(4,043)	(11)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	65,005	8,177	64,657	9,293

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2006	62,255,408	$623	$194	929,948	$-	$(3,083)	$(2,266)

Common stock issued for services	1,902,722	21	(15)				6
Issuance of warrants in connection with Series B debt offering			30				30
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes			5				5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes			6				6
Conversion of Series A Notes to common stock	632,000	6	4				10
Common stock issued for services	1,288,846	13	(9)				4
Conversion of HFS Note to Series B Notes			21				21
Common stock issued as partial principal payments on Series A Notes	1,326,926	13	(8)				5
Net loss						(4,043)	(4,043)
Balance, June 30, 2007 (unaudited)	67,405,902	$676	$228	929,948	$-	$(7,125)	$(6,221)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,043)	$(11)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	95	-
Amortization of customer lists and other intangibles	427	-
Amortization of deferred financing fees	42	-
Accretion of HFS note payable	616	-
Accretion of Series A notes	1,320	-
Accretion of Series B notes	277	-
Provision for bad debt	41	-
Loss on extinguishment of debt	341	-
Loss on extinguishment of redeemable preferred stock	363	-
Loss on retirement of fixed assets	55	-
Common stock issued for services	11	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(223)	-
Decrease in inventory	31	-
Increase in deferred product costs	(232)	-
Decrease in lease receivables and other assets	302	-
Decrease in deferred product revenue	(174)	-
Increase in accounts payable	317	10
Decrease in accrued expenses and other liabilities	(277)	-
Net cash used in operating activities	(711)	(1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(2)	-
Net cash used in investing activities	(2)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	782	-
Payments on capital leases and other notes payable	(29)	-
Net cash provided by financing activities	753	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	40	(1)
CASH AND CASH EQUIVALENTS, beginning of period	121	1
CASH AND CASH EQUIVALENTS, end of period	161	-

	Six months ended June 30,
Supplemental Cash Flow Information:	2007	2006
Interest paid	$2	$-
Income taxes paid	-	-

Non-Cash Financing & Investing Activities:

Common stock issued for services	$11	$-

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.	ORGANIZATION, BUSINESS OVERVIEW, AND GOING CONCERN

Organization and Business Overview

Remote Dynamics, Inc., a Delaware Corporation (“Remote Dynamics”, “Company” and/or “We”) was originally incorporated on February 3, 1994. We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. The REDIview™ family of solutions is designed for metro, short-haul vehicles and assets within diverse industry vertical markets such as field services, construction, distribution, courier, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and data acquisition with an easy-to-use web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings.

We commercially launched our current product offering, REDIview, during January of 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a fleet. Utilizing GSM GPRS technology and our network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

REDIview incorporates technologies that allow for fast and effective integration into legacy applications operated by companies with vehicle fleets, distributed assets, and mobile workers. This design allows companies to easily extend their existing supply chain management systems to the mobile workforce for transaction processing and customer fulfillment. REDIview was also designed to be hardware and network agnostic to provide the maximum flexibility in designing solutions that best fit the customer’s specific needs.

Our REDIview product line forms the basis of our business plan for fiscal year 2007 and beyond and is the foundation for expected growth in revenues and ultimately profitability. In implementing our business plan, we have nearly completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings.

Huron Holdings, Inc., a Nevada Corporation, (HHI) was originally incorporated on December 15, 1999. HHI provides local courier delivery services to commercial and residential locations in the Phoenix area.  HHI utilized a fleet of delivery vans to perform these services on a contract basis for international based shipping and logistics companies. On June 30, 2006, HHI purchased certain assets (referred to as BounceGPS) from DataLogic International, Inc. (see below for further discussion on acquisition). On July 17, 2006, HHI changed its name to BounceGPS, Inc. (BounceGPS). BounceGPS is a wholly owned subsidiary of Remote Dynamics.

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

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 95.4% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 62.6% of Remote Dynamics common stock (on a as-converted, fully diluted basis). Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The statement of stockholder's deficit is that of BounceGPS with an increase in the number of shares outstanding of 59,955,408 that represents the shares retained by the Remote Dynamics stockholders.

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

Going Concern

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis. We do not expect to achieve profitability or positive cash flow for fiscal year 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2007.

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

We had a working capital deficit of $10.0 million as of June 30, 2007. We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

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

We provide lease financing to certain customers of our REDIview and legacy products. Leases under these arrangements are classified as sales-type leases or operating leases. These leases typically have terms of one to five years, and all sales type leases are discounted at interest rates ranging from 14% to 18% depending on the customer’s credit risk. The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under our revenue recognition policy described above. Income from operating leases is recognized ratably over the term of the leases.

Deferred Product Costs

We defer certain product costs (generally consisting of the direct cost of product sold and installation costs) for our sales contracts determined to require deferral accounting. The deferred costs are classified as a current and long -term asset on the balance sheet under the captions “Deferred product costs - current portion” and “Deferred product costs non-current portion”. Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.” Such terms range from one to five years. If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

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

FASB Interpretation No. 48 (“FIN 48”). In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s financial condition or results of operations.

Financial Accounting Standards No. 156 (“FAS 156”). In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“FAS 156”). This Statement amends FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. FAS 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. The adoption of FAS 156 did not have a material impact on the Company’s financial condition or results of operations.

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

3. Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $32,708 of interest expense as of June 30, 2007. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, is the CEO and Chairman of DataLogic International, Inc.

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

On May 8, 2007, the Company entered into an amendment to the November 2006 promissory note, whereby the exchange referenced in the preceding paragraph was completed effective May 8, 2007 versus the original exchange date of December 1, 2007. Accordingly, the Company recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of fiscal year 2007 in relation to the exchange.

The following table summarizes the HFS Note Payable as of June 30, 2007 ( 000’s):

		Less	Carrying
	Principal	Discount	Amount
Total HFS Note Payable - December 31, 2006	$2,000	$1,716	$284

Accretion of HFS Note from January 1, 2007 to June 30, 2007	-	(616)	616

Conversion to Series B on May 8, 2007	$(2,000)	$(1,100)	$(900)

Total HFS Note Payable - June 30, 2007	$-	$-	$-

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.20 per share (which adjusted to $0.016 per share upon the issuance of series B subordinated secured convertible notes discussed below). The conversion price adjusted to $0.0064 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 20,625,000 million shares in the aggregate of common stock at an initial exercise price of $0.40 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The exercise price of the series A-7 warrants further adjusted to $0.0064 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 1.9 million of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 13,750,000 million shares in the aggregate of common stock at an initial exercise price of $0.90 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants adjusted to $0.016 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The exercise price of the series B-4 warrants further adjusted to $0.0064 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 1.3 million of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 27,500,000 million shares in the aggregate of common stock at an initial exercise price of $0.21 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants adjusted to $0.016 per share upon the issuance of our series B subordinated secured convertible notes as discussed below. The exercise price of the series B-4 warrants further adjusted to $0.0064 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 2.5 million of these warrants are exercisable over 5 years.

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

The Company currently is not in compliance with certain of its obligations relating to the Series A Notes, including its failure to maintain sufficient authorized shares to permit conversion of the notes and related warrants and its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants. The Company has obtained waivers of compliance of these obligations from certain of the note holders. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations. The Company has accrued $684,000 for liquidated damages as of June 30, 2007.

The following table summarizes the Series A Notes as of June 30, 2007 (000’s):
		Less	Carrying
	Principal	Discount	Amount
Total Series A Notes - December 31, 2006	$4,435	$3,193	$1,242

Exchange of Series A Notes for Series B Notes - January 10, 2007	(113)	(86)	(26)

Exchange of Series A Notes for Series B Notes - March 26, 2007	(113)	(86)	(26)

Accretion of Series A Notes from January 1, 2007 to June 30, 2007	-	(1,320)	1,320

Exchange of Series A Notes for Common Stock - April 18, 2007	(10)	-	(10)

Partial Principal Payment - June 29, 2007	(5)	-	(5)

Total Series A Notes - June 30, 2007	$4,194	$1,701	$2,493

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

•
The Series B Notes and the Series B OID Notes are secured by all of the Company’s assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the greater of (i) $0.02 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes and Series B OID Notes are convertible into the Company’s common stock at an initial conversion price of $0.016 per share, subject to reduction if the Company fails to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The conversion price was adjusted to $0.0064 effective June 30, 2007 as the Company failed to achieve financial and operating milestones specified in the Series B Notes.

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

In connection with the private placement, the Company agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 16,443,750 shares of the Company’s common stock, with each warrant having an exercise price of $0.016 per share (which adjusted to $0.0064 per share as discussed above) and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of the Company’s common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of the Company’s common stock. The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of June 30, 2007. Fees paid as of June 30, 2007, included a cash sales commission of $112,860, warrants to purchase 12,332,814 shares of the Company’s common stock, E-7 Warrants to purchase 9,249,609 shares of the Company’s common stock, and F-4 Warrants to purchase 9.249,609 shares of the Company’s common stock. The Company also agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $0.20 to $0.016 per share, (b) the exercise price of the Series A-7 warrants changed from $0.40 to $0.016 per share, (c) the exercise price of the Series B-4 warrants changed from $0.90 to $0.016, and (d) the exercise price of our Series C-3 warrants changed from $0.21 to $0.016 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $1.75 to $0.09 per share and increasing the number of shares of common stock for which the warrants can be exercised from 700,000 to 13,053,378.

Effective June 30, 2007, the Company failed to meet certain financial and operating milestones specified in the Series B Notes and, as a result, the conversion price of the series B Notes was reduced from $0.016 per share to $0.0064 per share. The reduction in the conversion price of the Series B Notes triggered further anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $0.016 to $0.0064 per share, (b) the exercise price of the Series A-7 warrants changed from $0.016 to $0.0064 per share, (c) the exercise price of the Series B-4 warrants changed from $0.016 to $0.0064 per share, and (d) the exercise price of our Series C-3 warrants changed from $0.016 to $0.0064 per share. In addition, the conversion price adjustment triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $0.09 to $.06 per share and increasing the number of shares of common stock for which the warrants can be exercised from 13,053,378 to 19,794,332.

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

The Company currently is not in compliance with certain of its obligations relating to the Series B Notes, including its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations. The Company has accrued $267,000 for liquidated damages as of June 30, 2007.

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

The following table summarizes the Series B Notes as of June 30, 2007 (000’s):
		Less	Carrying
	Principal	Discount	Amount
Total Series B Notes - December 31, 2006	$2,716	$1,019	$1,698

Issuance of Series B Notes - January 10, 2007	614	184	429

Exchange of Series A Notes to Series B Notes - January 10, 2007	201	60	140

Exchange of Series B Preferred Stock to Series B Notes - January 10, 2007	175	53	122

Issuance of Series B Notes - March 26, 2007	614	181	433

Exchange of Series A Notes to Series B Notes - March 26, 2007	201	59	141

Exchange of Series B Preferred Stock to Series B Notes - March 26, 2007	350	103	247

HFS Conversion - May 8, 2007	1,400	414	986

Accretion of Series B Notes from January 1, 2007 to June 30, 2007	-	(277)	277

Total Series B Notes - June 30, 2007	$6,270	$1,797	$4,474

The following table summarizes the Company’s convertible notes payable by maturity dates as of June 30, 2007 (as the Company currently is not in compliance with certain of its obligations relating to the Series A and B Notes , the Company is classifying the convertible notes payable as a current liability on the balance sheet):
		Less	Carrying
	Principal	Discount	Amount
Fiscal Year ending December 31, 2007	$3,600	$1,377	$2,223
Fiscal Year ending December 31, 2008	4,077	1,322	2,755
Fiscal Year ending December 31, 2009	2,787	799	1,989
	$10,465	$3,498	$6,968

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

We recorded $217,676 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the three and six months ended June 30, 2007, $25,000 and $42,000 of the deferred financing fees was amortized to interest expense, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Complete systems	$193	$205
Component parts	120	194
Reserve for obsolescence - systems	(44)	(65)
Reserve for obsolescence - parts	(14)	(47)
	$255	$287

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	Balance at December 31, 2006	Additions	Amortization	Impairment	Balance at June 30, 2007	Remaining Amortization Period (in months)
Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,714	-	(276)	-	2,438	53
VMI License Right	57	-	(57)	-	-	0
Software	846	-	(86)	-	760	53
Tradenames	74	-	(8)	-	66	53

Total amortization expense for the other intangible assets for the three and six months ended June 30, 2007 was approximately $213,000 and $427,000, respectively.

6. Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on certain legacy product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $98,000 at June 30, 2007.

Purchase Obligations

We had purchase obligations of approximately $1.1 million primarily related to the purchase of inventory as of June 30, 2007.

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

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion/exercise would have been antidilutive:
	For the Three and Six Months
	Ended June 30,
	2007	2006
Convertible notes payable	1,637,546,563	657,788,594
Convertible preferred stock	2,452,682,785	3,367,742
Outstanding warrants to purchase common stock	557,814,347	107,085,999

8. Related Party Transactions

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to MBMC for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each own 50% of MBMC. As of December 31, 2006, the Company owed $15,000 to MBMC for these services. The Company made payments totaling $45,000 during the six months ended June 30, 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS has an agreement with MBCG for corporate development and chief financial officer services. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash. The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party. Fees paid to MBCG totaled $20,000 and $60,000 for the three and six months ended June 30, 2007, respectively. On May 1, 2007, this agreement was terminated by mutual consent. Amounts due to MBCG totaled $40,000 as of June 30, 2007.

On May 1, 2007, we entered into a Support Services Agreement with Monarch Bay Management Company, LLC (“MBMC”). David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in MBMC. Under the Support Services Agreement, MBMC will provide us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We will pay to MBMC monthly cash fees of $22,000 for the services. In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company. The initial term of the Support Services Agreement expires May 1, 2008. Fees paid to MBMC totaled $26,000 for the three and six months ended June 30, 2007, respectively. Amounts due to MBMC totaled $8,000 as of June 30, 2007.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a NASD member firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA will act as the Company’s placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008.

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

Executive Summary

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private fleets. Our AVL solutions are designed for metro, short-haul vehicles and assets within diverse industry vertical markets such as field services, construction, distribution, courier, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

We commercially introduced REDIview in January of 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

Our REDIview product line forms the basis of our business plan for 2007 and beyond. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In implementing our business plan, we have nearly completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line. As a result, in addition to significantly reducing projected operational costs, we have significantly reduced our projected sales targets and associated cash flows from our previous business plan which included multiple product offerings sold through both a direct sales force and third-party distributors.

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 95.4% of the voting power of our common stock outstanding, and beneficial ownership of approximately 62.6% of our common stock (on a as-converted, fully diluted basis). Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Total revenue for the three months ended June 30, 2007 totaled $1.2 million compared to $0.03 million during the three months ended June 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. as well as BounceGPS. The 2006 results only include the operations of BounceGPS. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

Total gross profit margin was 59% for the three months ended June 30, 2007 compared to 100% for the three months ended June 30, 2006. This decrease is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Total operating expenses totaled $1.1 million for the three months ended June 30, 2007 compared to $0.04 million for the three months ended June 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Interest expense totaled $1.4 million for the three months ended June 30, 2007 compared to $-0- for the same period during 2006. The current period interest expense relates to the Series A Notes, Series B Notes, and the HFS Note. We recorded a loss on the extinguishment of debt totaling $107,000 for the three months ended June 30, 2007 for the exchange of the HFS Note into Series B Notes.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Total revenue for the six months ended June 30, 2007 totaled $2.5 million compared to $0.03 million during the six months ended June 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. as well as BounceGPS. The 2006 results only include the operations of BounceGPS. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

Total gross profit margin was 58% for the six months ended June 30, 2007 compared to 100% for the six months ended June 30, 2006. This decrease is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Total operating expenses totaled $2.3 million for the six months ended June 30, 2007 compared to $0.04 million for the six months ended June 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Interest expense totaled $2.9 million for the six months ended June 30, 2007 compared to $-0- for the same period during 2006. The current period interest expense relates to the Series A Notes, Series B Notes, and the HFS Note. We recorded a loss on the extinguishment of debt totaling $341,000 for the six months ended June 30, 2007 for the exchange of Series A Notes into Series B Notes and the exchange of the HFS Note into Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the three months ended March 31, 2007 for the exchange of Series B preferred stock into Series B Notes.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $161,000 as of June 30, 2007, compared to $121,000 as of December 31, 2006.

Net cash used in operations for the six months ended June 30, 2007 was $711,000, primarily due to a net loss of $4,043,000 partially offset by a loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $2,213,000, and amortization of customer lists and other intangibles of $427,000. Net cash used in operations for the three months ended June 30, 2006 was $1,000.

Net cash provided by financing activities for the six months ended June 30, 2007 was $753,000, primarily due to the net proceeds from the Series B debt offering. Net cash provided by financing activities during the six months ended June 30, 2006 was $-0-.

We do not expect to achieve profitability or positive cash flow for fiscal year 2007.  Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2007.

We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities. Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders. As of June 30, 2007, we had accrued $951,000 in respect of such liquidated damages. In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We had a working capital deficit of $10.0 million as of June 30, 2007. We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

Under the supervision, and with the participation of our senior management, including our Chief Executive Officer and principal financial officer (the “Certifying Officer”), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of June 30, 2007. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10QSB, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

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

None.

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

REMOTE DYNAMICS, INC.

Date: August 13, 2007	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	August 13, 2007
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	August 13, 2007
David Walters

/s/ DENNIS ACKERMAN	Director	August 13, 2007
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	August 13, 2007
Keith Moore

INDEX TO EXHIBITS

Exhibit No.   Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002