Form 10QSB
period 2007-09-30
Remote Dynamics Inc
filed 2007-11-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Yes  ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of November 9, 2007
Common Stock, $.01 par value	69,621,296

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-QSB

INDEX

		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at September 30, 2007 and December 31, 2006	4

	Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and 2006	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	21

Item 3	Controls and Procedures`	27

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 3	Defaults	28

Item 6	Exhibits	29

Signature		30

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS
REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$34	$121
Accounts receivable, net of allowance for doubtful accounts of $36 and $67, respectively	642	534
Inventories, net of reserve for obsolescence of $40 and $112, respectively	273	287
Deferred product costs - current portion	300	157
Lease receivables and other current assets, net	227	414

Total current assets	1,476	1,512

Property and equipment, net of accumulated depreciation and amortization of $199 and $112 respectively	186	371
Deferred product costs - non-current portion	313	154
Goodwill	616	616
Customer Lists, net	2,300	2,714
Software, net	717	846
Tradenames, net	63	74
License right, net	-	57
Deferred financing fees, net	214	165
Lease receivables and other assets, net	181	352

Total assets	$6,066	$6,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,458	$1,386
Accounts payable - related parties	75	55
Deferred product revenues - current portion	1,070	1,035
Series A convertible notes payable (net of discount of $1,046 and $3,193, respectively)	3,147	1,242
Series B convertible notes payable (net of discount of $1,609 and $1,019, respectively)	4,662	1,698
Note payable - HFS (net of discount of $1,716)	-	284
Note payable - related parties	250	250
Accrued expenses and other current liabilities	2,180	1,701
Accrued expenses and other current liabilities - related parties	102	36

Total current liabilities	12,944	7,687

Deferred product revenues - non-current portion	691	894
Capital leases, less current portion	18	79
Other non-current liabilities	105	321

Total liabilities	13,758	8,981

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 650 shares authorized, 522 and 559.5 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (redeemable in liquidation at an aggregate of $5,220,000 at September 30, 2007)	134	146
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value, 10,000 shares authorized, 5,202 and 5,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively (redeemable in liquidation at an aggregate of $5,202,000 at September 30, 2007)	-	-

Stockholders' deficit:
Common stock, $0.01 par value, 230,000,000 shares authorized, 69,353,902 shares issued and 66,475,954 outstanding at September 30, 2007; 230,000,0000 shares authorized, 62,255,408 shares issued and 61,325,460 outstanding at December 31, 2006	696	623
Treasury stock, 929,948 shares, at cost	-	-
Additional paid-in capital	209	194
Accumulated deficit	(8,731)	(3,083)

Total stockholders' deficit	(7,826)	(2,266)

Total liabilities and stockholders' deficit	$6,066	$6,861

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Service	$817	$12	$2,397	$44
Ratable product	345	-	1,089	-
Product	(2)	66	129	66
Total revenues	1,160	78	3,615	110

Cost of revenues
Service	385	57	1,159	57
Ratable product	92	-	233	-
Product	29	52	152	52
Total cost of revenues	506	109	1,544	109

Gross profit	654	(31)	2,071	1

Expenses:

General and administrative	351	139	1,463	182
Sales and marketing	165	106	557	106
Engineering	175	2	484	2
Depreciation and amortization	213	8	735	8
Total expenses	904	255	3,239	298

Operating loss	(250)	(286)	(1,168)	(297)

Other income (expenses):

Interest income	31	7	85	7
Interest expense	(1,388)	-	(4,246)	-
Other income	10	-	384	-
Loss on extinguishment of debt	-	-	(341)	-
Loss on extinguishment of redeemable preferred stock	-	-	(363)	-
Total other income (expenses)	(1,347)	7	(4,481)	7

Loss before income taxes	(1,597)	(279)	(5,649)	(290)

Income tax benefit	-	-	-	-
Net loss	(1,597)	(279)	(5,649)	(290)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	68,964	10,729	66,005	10,105

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net loss	$(5,649)	$(290)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	125	8
Amortization of customer lists and other intangibles	611	-
Amortization of deferred financing fees	62	-
Accretion of HFS note payable	618	-
Accretion of Series A notes	1,974	-
Accretion of Series B notes	465	-
Provision for bad debt	45	-
Loss on extinguishment of debt	341	-
Loss on extinguishment of redeemable preferred stock	363	-
Loss on retirement of fixed assets	55	-
Common stock issued for services	11	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(257)	(31)
Decrease (increase) in inventory	13	(48)
Increase in deferred product costs	(302)	-
Decrease in lease receivables and other assets	337	-
Decrease (increase) in deferred product revenue	(168)	36
Increase in accounts payable	184	49
Increase in accrued expenses and other liabilities	298	430

Net cash (used in) provided by operating activities	(874)	154

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition		(450)
Payments made to acquire property and equipment	(1)	(67)

Net cash used in investing activities	(1)	(517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	782	-
Proceeds from line of credit	35
Proceeds from capital contribution of Parent	-	1,146
Payments on capital leases and other notes payable	(29)	(173)

Net cash provided by financing activities	788	973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87)	610
CASH AND CASH EQUIVALENTS, beginning of period	121	1

CASH AND CASH EQUIVALENTS, end of period	34	611

	Nine months ended September 30,
	2007	2006
Supplemental Cash Flow Information:
Interest paid	$2	$-
Income taxes paid	-	-

Non-Cash Financing & Investing Activities:

Common stock issued for services	$11	$-

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

1.	ORGANIZATION, BUSINESS OVERVIEW, AND GOING CONCERN

Organization and Business Overview

The consolidated financial statements presented are those of Remote Dynamics, Inc. and its wholly-owned subsidiary, BounceGPS, Inc. (formerly known as Huron Holdings, Inc.).

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

Our REDIview product line forms the basis of our business plan for 2007 and beyond and is the foundation for expected growth in revenues and ultimately profitability. In implementing our business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line.

Share Exchange Agreement

 Huron Holdings, Inc., a Nevada Corporation, (HHI) was originally incorporated on December 15, 1999. HHI provided local courier delivery services to commercial and residential locations in the Phoenix area.  HHI utilized a fleet of delivery vans to perform these services on a contract basis for international based shipping and logistics companies. On June 30, 2006, HHI purchased certain assets (referred to as BounceGPS) from DataLogic International, Inc. (see below for further discussion on acquisition). On July 17, 2006, HHI changed its name to BounceGPS, Inc. (BounceGPS).

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

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 97.1% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 62.2% of Remote Dynamics common stock (on a as-converted, fully diluted basis). Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The statement of stockholder's deficit is that of BounceGPS with an increase in the number of shares outstanding of 59,955,408 that represents the shares retained by the Remote Dynamics stockholders.

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

Going Concern

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis. We do not expect to achieve profitability or positive cash flow for fiscal year 2007.  Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue through the remainder of 2007.

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

We had a working capital deficit of $11.5 million as of September 30, 2007. We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred. All sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Consolidated Balance Sheets under the captions “Deferred product revenues - current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

3. Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $38,379 of interest expense as of September 30, 2007. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, is the CEO and Chairman of DataLogic International, Inc.

HFS Note Payable

In 2004, Remote Dynamics issued a $2,000,000 convertible promissory note to HFS Minorplanet Funding LLC (“HFS”). The principal balance was due 36 months from the date of funding, with an annual interest rate of 12%.

As described in Note 1, as part of the purchase accounting for the reverse merger transaction, the debt was adjusted to fair value. Accordingly, the difference between the estimated fair value of $150,000 and the face amount of the note payable totaling $2,000,000 is recorded as a debt discount. The debt discount is being accreted to interest expense over the remainder of the term of the note.

On May 8, 2007, Remote Dynamics and HFS completed an exchange transaction in which: (a) the $2,000,000 convertible promissory note originally issued by the Company to HFS was cancelled, and (b) Remote Dynamics issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 46,875,000 shares of our common stock and (iv) our series F-4 warrants to purchase 46,875,000 shares of our common stock. The Company recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of 2007 in relation to the exchange.

The following table summarizes the HFS Note Payable as of September 30, 2007 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Total HFS Note Payable - December 31, 2006	$2,000	$1,716	$284

Accretion of HFS Note from January 1, 2007 to June 30, 2007	-	(616)	616

Conversion to Series B on May 8, 2007	$(2,000)	$(1,100)	$(900)

Total HFS Note Payable - September 30, 2007	$-	$-	$-

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

The Company currently is not in compliance with certain of its obligations relating to the Series A Notes, including its failure to maintain sufficient authorized shares to permit conversion of the notes and related warrants and its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants. The Company has obtained waivers of compliance of these obligations from certain of the note holders. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations. The Company has accrued $873,000 for liquidated damages as of September 30, 2007.

The following table summarizes the Series A Notes as of September 30, 2007 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Total Series A Notes - December 31, 2006	$4,435	$3,193	$1,242

Exchange of Series A Notes for Series B Notes - January 10, 2007	(113)	(86)	(26)

Exchange of Series A Notes for Series B Notes - March 26, 2007	(113)	(86)	(26)

Accretion of Series A Notes from January 1, 2007 to September 30, 2007	-	(1,974)	1,974

Exchange of Series A Notes for Common Stock - April 18, 2007	(10)	-	(10)

Partial Principal Payment - June 29, 2007	(5)	-	(5)

Partial Principal Payment - July 5, 2007	(0)	-	(0)

Total Series A Notes - September 30, 2007	$4,194	$1,046	$3,147

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

The Series B Note financing is structured to occur in four closings, each providing $438,500 in gross proceeds to us. The first closing occurred on December 4, 2006. The second closing occurred on January 10, 2007. The third closing occurred on March 26, 2007. The third round closing conditions of filing an amendment to our Certificate of Incorporation increasing the number of our authorized shares of common stock to 575,000,000 and a one-for-fifty reverse stock split of our common stock were both waived by BMSI and the other accredited investors. The fourth closing will occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission. Each closing is subject to certain other conditions being satisfied, including (i) the Company’s representations and warranties in the agreement being true and correct in all material respects as of each closing date, (ii) the Company having performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by the agreement to be performed, satisfied or complied with by us at or prior to each closing date, and (iii) no material adverse effect on the business, operations, properties, prospects, or financial condition of the Company and its subsidiaries having occurred.

The first closing occurred on December 4, 2006. Gross proceeds provided by the first closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554, 688 shares of our common stock.

On January 10, 2007, the Company closed on the second round of the Series B Note financing. Gross proceeds provided by the second closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554, 688 shares of our common stock.

On March 26, 2007, the Company closed on the third round of funding. Gross proceeds provided by the third closing totaled $438,500; accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 20,554,688 shares of our common stock and (iv) F-4 Warrants to purchase 20,554,688 shares of our common stock.

In October 2007, the Company closed on a portion of the fourth round of Series B Note financing, whereby BMSI funded $200,000 of its $300,000 obligation. BMSI waived the fourth round closing conditions with respect to the amounts funded. The Company issued to BMSI (i) $200,000 principal amount of Series B Notes, (ii) $80,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 9,375,000 shares of our common stock and (iv) F-4 Warrants to purchase 9,375,000 shares of our common stock.

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

In connection with the private placement, the Company agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 16,443,750 shares of the Company’s common stock, with each warrant having an exercise price of $0.016 per share (which adjusted to $0.0064 per share as discussed above) and being exercisable for ten years, (c) E-7 Warrants to purchase 12,332,813 shares of the Company’s common stock, and (d) F-4 Warrants to purchase 12,332,813 shares of the Company’s common stock. The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of September 30, 2007. Fees paid as of September 30, 2007, included a cash sales commission of $112,860, warrants to purchase 12,332,814 shares of the Company’s common stock, E-7 Warrants to purchase 9,249,609 shares of the Company’s common stock, and F-4 Warrants to purchase 9,249,609 shares of the Company’s common stock. The Company also agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

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

The Company currently is not in compliance with certain of its obligations relating to the Series B Notes, including its failure to register the resale of the shares of common stock issuable upon conversion of the notes and related warrants. Although no note holder has sent the Company a notice of acceleration of amounts owed under the secured convertible notes, there can be no assurance that the note holders will not take such action in the future.  In the event of any acceleration of these obligations, or if the Company is unable to raise enough money to cover the amounts payable, it may be forced to restructure, file for bankruptcy, sell assets or cease operations. The Company has accrued $592,000 for liquidated damages as of September 30, 2007.

On November 14, 2007, the Company completed an increase in the number of its authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of its common stock. The share information disclosed within this Form 10Q is pre-split.

As a result of the one-for-fifty reverse stock split, the conversion price of the Series A Notes and Series B Notes will change from $0.0064 per share to $0.32 per share and the exercise price of the Series A-7 warrants, Series B-4 warrants, and Series C-3 warrants will change from $0.0064 per share to $0.32 per share. In addition, the exercise price for certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction will change from $0.06 per share to $3.00 per share.

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

The following table summarizes the Series B Notes as of September 30, 2007 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Total Series B Notes - December 31, 2006	$2,716	$1,019	$1,698

Issuance of Series B Notes - January 10, 2007	614	184	429

Exchange of Series A Notes to Series B Notes - January 10, 2007	201	60	140

Exchange of Series B Preferred Stock to Series B Notes - January 10, 2007	175	53	122

Issuance of Series B Notes - March 26, 2007	614	181	433

Exchange of Series A Notes to Series B Notes - March 26, 2007	201	59	141

Exchange of Series B Preferred Stock to Series B Notes - March 26, 2007	350	103	247

HFS Conversion - May 8, 2007	1,400	414	986

Accretion of Series B Notes from January 1, 2007 to September 30, 2007	-	(465)	465

Total Series B Notes - September 30, 2007	$6,270	$1,609	$4,662

The following table summarizes the Company’s convertible notes payable by maturity dates as of September 30, 2007 (as the Company currently is not in compliance with certain of its obligations relating to the Series A and B Notes , the Company is classifying the convertible notes payable as a current liability on the balance sheet):
		Less	Carrying
	Principal	Discount	Amount
Fiscal Year ending December 31, 2007	$4,425	$1,109	$3,316
Fiscal Year ending December 31, 2008	3,253	831	2,422
Fiscal Year ending December 31, 2009	2,787	715	2,073
	$10,464	$2,655	$7,809

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

We recorded $217,676 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the three and nine months ended September 30, 2007, $25,000 and $67,000 of the deferred financing fees was amortized to interest expense, respectively.

4. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Complete systems	$186	$205
Component parts	127	194
Reserve for obsolescence - systems	(26)	(65)
Reserve for obsolescence - parts	(14)	(47)
	$273	$287

5. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following as of September 30, 2007 and December 31, 2006 (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				Sept 30,	Period
	2006	Additions	Amortization	Impairment	2007	(in months)
Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,714	-	(414)	-	2,300	50
VMI License Right	57	-	(57)	-	-	0
Software	846	-	(129)	-	717	50
Tradenames	74	-	(11)	-	63	50

Total amortization expense for the other intangible assets for the three and nine months ended September 30, 2007 was approximately $184,000 and $611,000, respectively.

6. Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on certain legacy product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $73,000 at September 30, 2007.

Purchase Obligations

We had purchase obligations of approximately $1.1 million primarily related to the purchase of inventory as of September 30, 2007.

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

	For the Three and Nine Months
	Ended September 30,
	2007	2006
Convertible notes payable	1,637,546,563	657,788,594
Convertible preferred stock	2,452,682,785	3,367,742
Outstanding warrants to purchase common stock	557,814,347	107,085,999

8. Related Party Transactions

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company, LLC (“MBMC”) for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of MBMC and each own 50% of MBMC. As of December 31, 2006, the Company owed $15,000 to MBMC for these services. The Company made payments totaling $45,000 during the nine months ended September 30, 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS has an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS will pay to MBCG a monthly fee of $20,000 in cash. The initial term of the agreement expires on December 31, 2007 and continues thereafter on a month-to-month basis unless terminated by either party. Fees paid to MBCG totaled $20,000 and $60,000 for the three and six months ended June 30, 2007, respectively. On May 1, 2007, this agreement was terminated by mutual consent. Amounts due to MBCG totaled $40,000 as of September 30, 2007.

On May 1, 2007, we entered into a Support Services Agreement with MBMC. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in MBMC. Under the Support Services Agreement, MBMC will provide us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We will pay to MBMC monthly cash fees of $22,000 for the services. In addition, MBMC will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by MBMC and (b) 20% of the savings to the Company from any creditor debt reduction resolved by MBMC on behalf of the Company. The initial term of the Support Services Agreement expires May 1, 2008. Fees paid to MBMC totaled $75,000 and $133,000 for the three and nine months ended September 30, 2007, respectively.

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

9. Subsequent Events

In October 2007, the Company closed on a portion of the fourth round of Series B Note financing, whereby BMSI funded $200,000 of its $300,000 obligation. BMSI waived the fourth round closing conditions with respect to the amounts funded. The Company issued to BMSI (i) $200,000 principal amount of Series B Notes, (ii) $80,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 9,375,000 shares of our common stock and (iv) F-4 Warrants to purchase 9,375,000 shares of our common stock.

On November 14, 2007, the Company completed an increase in the number of its authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of its common stock. The share information disclosed within this Form 10Q is pre-split.

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

Our REDIview product line forms the basis of our business plan for 2007 and beyond. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In implementing our business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line by adding new functionality in the areas of dispatching, security, and maintenance.

We have expanded our direct sales force to seven people at the end of the third quarter up from two people as of December 31, 2006. We also are in the process of implementing an indirect sales channel strategy. As a result of these sales efforts, we expect to achieve additional gains in our units in service for the fourth quarter of 2007.

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 97.1% of the voting power of our common stock outstanding, and beneficial ownership of approximately 62.2% of our common stock (on a as-converted, fully diluted basis) as of September 30, 2007. Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Results of Operations - Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Total revenue for the three months ended September 30, 2007 totaled $1.2 million compared to $0.08 million during the three months ended September 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. as well as BounceGPS. The 2006 results only include the operations of BounceGPS. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.

As shown in the table below, we ended the third quarter of 2007with 9,057 units in service representing a 1.8% decrease from the 9,226 units in service we had as of the end of the second quarter of 2007, and an 11.5% increase from the 8,122 units in service we had as of December 31, 2006. Net additions in the third quarter of 2007 were negative primarily due to the expiration of a 528 unit customer contract.

	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007
Ending REDIview units	8,122	8,838	9,226	9,057

Total gross profit margin was 56% for the three months ended September 30, 2007 compared to negative 40% for the three months ended September 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS. The company expects gross profit margins of greater than 50% to continue at least through fiscal year 2008.

Total operating expenses totaled $.9 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Interest expense totaled $1.4 million for the three months ended September 30, 2007 compared to $-0- for the same period during 2006. The current period interest expense primarily relates to the accretion of the Series A Notes and the Series B Notes in the amounts of $655,000 and $188,000, respectively.

Total operating expenses totaled $.9 million for the three months ended September 30, 2007 compared to $1.1 million for the three months ended June 30, 2007. This decrease is attributable to the Company’s efforts to reduce operational costs.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended September 30, 2007 and 2006 were as follows.

	Three Months Ended
	September 30,
	2007	2006
Net loss	$(1,597)	$(279)
Add non-EBITDA items included in net results:
Depreciation and amortization	213	8
Interest expense, net	1,357	(7)
Loss on debt extinguishment	-	-
Loss on redeemable preferred stock extinguishment	-	-
Adjusted EBITDA	$(27)	$(278)

The comparison of Adjusted EBITDA for the quarter ended September 30, 2007 versus the previous quarters of the 2007 fiscal year is as follows:

	Three Months Ended
	March 31,	June 30,	September 30,
	2007	2007	2007
Net loss	$(2,164)	$(1,888)	$(1,597)
Add non-EBITDA items included in net results:
Depreciation and amortization	262	260	213
Interest expense, net	1,425	1,379	1,357
Non-recurring reversal of legal accrual	(230)	-	-
Loss on debt extinguishment	234	107	-
Loss on redeemable preferred stock extinguishment	363	-	-

Adjusted EBITDA	$(110)	$(142)	$(27)

We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

Management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Further, we realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to our December 2006 reverse merger transaction and security issuances that we have completed.

Results of Operations - Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Total revenue for the nine months ended September 30, 2007 totaled $3.6 million compared to $0.1 million during the nine months ended September 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. as well as BounceGPS. The 2006 results only include the operations of BounceGPS.

Total gross profit margin was 57% for the nine months ended September 30, 2007 compared to 1% for the nine months ended September 30, 2006. This decrease is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Total operating expenses totaled $3.2 million for the nine months ended September 30, 2007 compared to $0.3 million for the nine months ended September 30, 2006. This increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results only include operations of BounceGPS.

Interest expense totaled $4.2 million for the nine months ended September 30, 2007 compared to $-0- for the same period during 2006. The interest expense primarily relates to the accretion of the Series A Notes, Series B Notes, and the HFS Note in the amounts of $1,974,000, $465,000, and $618,000, respectively. We recorded a loss on the extinguishment of debt totaling $341,000 for the nine months ended September 30, 2007 for the exchange of Series A Notes into Series B Notes and the exchange of the HFS Note into Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the nine months ended September 30, 2007 for the exchange of Series B preferred stock into Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the nine months ended September 30, 2007 and 2006 were as follows.

	Nine Months Ended September 30,
	2007	2006
Net loss	$(5,649)	$(290)
Add non-EBITDA items included in net results:
Depreciation and amortization	735	8
Interest expense, net	4,161	(7)
Loss on debt extinguishment	341	-
Loss on redeemable preferred stock extinguishment	363	-

Adjusted EBITDA	$(49)	$(289)

We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

Management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Further, we realize that effective analysis of our operations with an approach of comparing results for a current period with the results of a corresponding prior period may be difficult due to our December 2006 reverse merger transaction and security issuances that we have completed.

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $34,000 as of September 30, 2007, compared to $121,000 as of December 31, 2006.

Net cash used in operations for the nine months ended September 30, 2007 was $874,000, primarily due to a net loss of $5,649,000 partially offset by a loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $3,057,000, and amortization of customer lists and other intangibles of $611,000. Net cash provided by operations for the nine months ended September 30, 2006 was $154,000.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $788,000, primarily due to the net proceeds from the Series B debt offering. Net cash provided by financing activities during the nine months ended September 30, 2006 was $973,000.

We do not expect to achieve profitability or positive cash flow for 2007.  Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Our plans for 2007 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets for 2007. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue through the remainder of 2007.

We currently are not in compliance with certain of our obligations relating to our secured convertible notes and our convertible preferred stock, including our failure to maintain sufficient authorized shares to permit conversion of the securities and our failure to register the resale of the shares of common stock issuable upon conversion of the securities. Although, to date, no security holder has sent us a notice of acceleration of amounts owed under or redemption of these securities, there can be no assurance that the security holders will not take such action in the future.  Our failure to comply with our obligations relating to these securities also exposes us to liquidated damages claims by the security holders. As of September 30, 2007, we had accrued $1,465,000 in respect of such liquidated damages. In the event of an acceleration of amounts owed under or redemption of these securities (or a claim for liquidated damages), if we are unable to raise enough money to cover the amounts payable, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We had a working capital deficit of $11.5 million as of September 30, 2007. We believe that with the expected proceeds from our November 2006 private placement, we will have sufficient capital to fund our ongoing operations through the remainder of 2007, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. In October 2007, we closed on a portion of the fourth round of our Series B Note financing, whereby, BMSI funded $200,000 of its $300,000 obligation. BMSI waived the fourth round closing conditions with respect to the amounts funded. We issued to BMSI (i) $200,000 principal amount of Series B Notes, (ii) $80,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 9,375,000 shares of our common stock and (iv) F-4 Warrants to purchase 9,375,000 shares of our common stock.

We do not currently have any arrangements for additional financing (other than completion of the remaining $238,500 of the fourth round of our Series B Note financing) and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

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

Under the supervision, and with the participation of our senior management, including our Chief Executive Officer and principal financial officer (the “Certifying Officer”), an evaluation of the effectiveness of our disclosure controls and procedures was performed as of September 30, 2007. Based on this evaluation, the Certifying Officers have concluded that, as of the end of the period covered by this Form 10QSB, our Disclosure Controls are not effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles for the reasons discussed below.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

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

REMOTE DYNAMICS, INC.

Date: November 14, 2007	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN Gary Hallgren	Chief Executive Officer	November 14, 2007

November 14, 2007
/s/ DAVID WALTERS David Walters	Chairman and Director (Principal Financial and Accounting Officer)

/s/ DENNIS ACKERMAN Dennis Ackerman	Director	November 14, 2007

/s/ KEITH MOORE Keith Moore	Director and Secretary	November 14, 2007

INDEX TO EXHIBITS

Exhibit No. Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002