Form 10QSB/A
period 2007-09-30
Remote Dynamics Inc
filed 2007-11-15
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Form 10-QSB/A

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

REMOTE DYNAMICS, INC.

Date: November 15, 2007	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN Gary Hallgren	Chief Executive Officer	November 15, 2007

November 15, 2007
/s/ DAVID WALTERS David Walters	Chairman and Director (Principal Financial and Accounting Officer)

/s/ DENNIS ACKERMAN Dennis Ackerman	Director	November 15, 2007

/s/ KEITH MOORE Keith Moore	Director and Secretary	November 15, 2007

INDEX TO EXHIBITS

Exhibit No. Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002