Form 10KSB
period 2007-12-31
Remote Dynamics Inc
filed 2008-03-24
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

State the issuer’s revenues for its most recent fiscal year:  $4,721,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 12, 2008:  $93,450.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 12, 2008, 7,787,535 shares of the Registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Remote Dynamics, Inc.

FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

i

PART I

Item 1.          Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments with our creditors; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-KSB. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Factors That May Affect Future Results of Operations” in Item 1 of this Form 10-KSB as well as those cautionary statements and other factors set forth elsewhere herein.

General

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Our AVL solutions are designed for fleets of vehicles or equipment within diverse industry vertical markets such as construction, field services, distribution, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to their bottom line.

We commercially introduced our current AVL product, REDIview, in 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

Our REDIview product line forms the basis of our current business plan. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. We do not expect to achieve profitability or positive cash flow for 2008.  Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost levels for 2008.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

Approximately $2,669,891 in principal amount of our outstanding secured convertible notes have reached their maturity date and are due and payable. In addition, we are not in compliance with certain of our other obligations relating to our secured convertible notes.  Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (in some cases, at a premium to outstanding principal) as well as default interest and liquidated damages claims by the security holders.

We have obtained the agreement of certain of our note holders to extend the payment schedule and maturity date of the notes and have resumed making payments to certain of our note holders of amounts due under the notes in the form of our common stock. We plan to continue to explore alternatives to restructure or otherwise satisfy our obligations to our note holders. However, we do not currently have the cash on hand to repay amounts due under our secured convertible notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $10.7 million, as of December 31, 2007. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

Our principal executive offices are located at 200 Chisholm Place, Suite 120, Plano, Texas 75075, and our telephone number is (972) 395-5579.  Our website URL is www.remotedynamics.com.  References to “we”, “us”, “our”, “Remote Dynamics, Inc.”, or “RDYM” refer to Remote Dynamics, Inc. and its subsidiaries.  REDIview™ is a registered trademark of Remote Dynamics, Inc.

Company History and Recent Financings

We were originally incorporated in Delaware in 1994. We have undergone a number of changes in our business strategy and organization. We filed for bankruptcy in 2004, and changed our name to “Remote Dynamics, Inc.” in connection with our exit from bankruptcy that same year.

On November 30, 2006, we agreed to acquire from Bounce Mobile Systems, Inc. (“BMSI”) 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions, in exchange for:

•	5,000 shares of our newly authorized series C convertible preferred stock (initially convertible into 51% of our fully diluted shares of common stock);
•	A series B subordinated secured convertible promissory note in the principal amount of $660,000;
•	An original issue discount series B subordinated secured convertible promissory note in the principal amount of $264,000;
•	A series E-7 warrant to purchase 618,750 shares of common stock; and
•	A series F-4 warrant to purchase 618,750 shares of common stock.

The acquisition closed on December 4, 2006. As part of the acquisition of BounceGPS, Inc., we acquired mobile subscribers, executive management and marketing expertise.

Bounce Mobile Systems, Inc. acquired control of our Company in the transaction and, accordingly, we have treated the transaction as a “reverse merger” for financial reporting purposes. Nonetheless, the historical operations of Remote Dynamics, Inc. represent substantially all of our continuing business and operations.

On November 14, 2007, we completed an increase in the number of our authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of our common stock. The share and per-share information disclosed within this Form 10K-SB reflect the completion of the reverse stock split.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. A summary of our recent financing history is set forth below.

2005 Financings

On May 31, 2005, we consummated a bridge loan with SDS Capital Group SPC, Ltd (“SDS”) in which we issued a secured promissory note in the amount of $1.75 million to SDS. On September 2, 2005, the note automatically exchanged into a common stock purchase warrant with a 5-year term to purchase 33,333 shares of common stock at an exercise price of $0.50 per share and a common stock purchase warrant with a 5-year term to purchase 395,887 shares of common stock at an exercise price of $3.09 per share.

On September 2, 2005, we closed the sale of $6.5 million of our Series B convertible preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into on May 31, 2005. In consideration for the issuance of the Series B convertible preferred stock, SDS paid us $0.75 million and returned to us all of our outstanding Series A convertible preferred stock with a face value of $5 million which was held by SDS. We incurred an early redemption penalty of $0.75 million related to the Series A convertible preferred stock. Net cash proceeds received by us were approximately $0.4 million after deduction of brokers’ commissions, accrued interest on the bridge note and other expenses. The Series B convertible preferred stock is convertible into common stock at an original conversion price of $77.50 per share. SDS also received a common stock purchase warrant with a 5-year term to purchase 40,000 shares at an exercise price of $87.50 per share. We used the net proceeds from the financing transaction to fund our business plan.

On December 16, 2005, in consideration of our reducing the exercise price on certain warrants held by SDS from $33.50 to $15.00 per share, SDS exercised the warrants for the purchase of 22,500 shares of our common stock resulting in the receipt by us of cash proceeds in the amount of $0.3 million.

On December 23, 2005, we consummated the sale and assignment of certain of our patents and pending patent applications to Vehicle IP LLC in exchange for the payment by Vehicle IP LLC to us of $0.5 million.

Series A Note Financing

On February 24, 2006, we closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes (collectively, “Series A Notes”) and common stock purchase warrants in a private placement transaction. In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of shares of our Series B preferred convertible stock with an aggregate face value of $500,000).

The Series A Notes matured on February 23, 2008 and are currently due and payable. The Series A Notes are secured by substantially all of our assets. The Series A Notes are convertible at the option of the holder into our common stock at a fixed conversion price of $0.32, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. We may make scheduled principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

Upon the occurrence of specified events of default under the Series A Notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $717,245 in default interest and liquidated damages under the Series A Notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In February, 2008, holders of $1,523,928 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

In March, 2008, we resumed making payments to certain of our Series A note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

We do not currently have the cash on hand to repay amounts due under our Series A Notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, we were to receive up to $1,754,000 in gross proceeds from the sale of up to (i) $1,754,000 principal amount of our series B subordinated secured convertible promissory notes , (ii) $701,600 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 1,644,375 shares of our common stock and (iv) our series F-4 warrants to purchase 1,644,375 shares of our common stock.

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of our assets, subject to existing liens, are due December 4, 2009 and began scheduled amortization of principal (in nine quarterly installments) on August 1, 2007. We may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes are convertible into our common stock at a conversion price of $0.32 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

Upon the occurrence of specified events of default under the Series B Notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

The Series B Note financing was structured to occur in four closings. To date, we have received $1,515,500 in gross proceeds from the Series B Note financing in exchange for issuing (i) $2,121,700 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 1,420,782 shares of our common stock and (iii) series F-4 warrants to purchase 1,420,782 shares of our common stock. The final closing of the Series B Note financing (which would provide us with gross proceeds of $238,500) would occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission, subject to certain other conditions being satisfied, including no material adverse effect on our business, operations, properties, prospects, or financial condition having occurred. We currently do not expect to satisfy the conditions to the final closing of the Series B Note financing. As a result, unless the investors agree to waive such conditions, we do not expect to receive any additional proceeds from the financing.

As part of the Series B Note financing, we agreed:

•
pursuant to the terms of "most favored nations" rights granted to our Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 1,543,833 shares of our common stock and (iv) series F-4 warrants to purchase 1,543,833 shares of our common stock. We have not received and will not receive any additional proceeds from the exchange. As of December 31, 2007, we had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 940,682 shares of our common stock and (iv) series F-4 warrants to purchase 940,682 shares of our common stock, in exchange for $901,144 principal amount of the Series A Notes. The remaining exchange will occur only if we complete the final closing of our Series B Note financing.

•
to issue, in exchange for 50 shares of our Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS ) an additional (i) $700,000 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 468,750 shares of our common stock and (iii) series F-4 warrants to purchase 468,750 shares of our common stock. As of December, 31, 2007, this exchange was completed in its entirety.

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 328,875 shares of our common stock at an exercise price of $0.32 per share (as of December 31, 2007) and being exercisable for ten years, (c) series E-7 warrants to purchase 246,656 shares of our common stock, and (d) series F-4 warrants to purchase 246,656 shares of our common stock. The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of December 31, 2007. We also agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

We have failed to comply with certain of our other obligations relating to the Series B Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $397,100 in default interest and liquidated damages under the Series B Notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, we commenced making payments to certain of our Series B note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

We do not currently have the cash on hand to repay amounts due under our Series B Notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Products and Services

We market and sell products and services in the AVL market in the United States. Our AVL products are designed to maximize the productivity of a mobile workforce as well as reduce vehicle mileage and fuel-related expenses.

We commercially launched our current product offering, REDIview, in 2005. REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports. REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a vehicle fleet. Utilizing GPRS technology and our proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

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

The REDIview mobile data logging units combine global positioning system (GPS) technologies along with the latest in wireless and Internet protocol-based communications to deliver real-time location, speed, and other conditions of the vehicle on a minute-by-minute basis. In addition, the units may be configured to accept additional sensor inputs regarding operations of the vehicle and vehicle equipment.

Competition

We believe that our primary competitors in the automatic vehicle location market include:

•
Largest Competitor – Our largest competitor is Trimble Navigation Limited. Trimble entered our market in 2007 through its acquisition of @Road, Inc. @Road's mobile resource management system enables vehicle location, wireless voice and text communications, and remote transaction processing with signature capture using a PDA. Trimble is an international provider of GPS and other advanced positioning solutions.

•
Mid-Sized Competitors – There are several other mid-sized companies that we routinely compete with throughout the United States. Mid-sized competitors include: Teletrac, Network Car, Navtrak, Discrete Wireless and AirIQ.

•	Other Regional Competitors - There are numerous smaller regional companies vying for a local presence.

Employees

At December 31, 2007, we had 19 employees. Our employees are not represented by a collective bargaining agreement. None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Wireless Data Transmission. The REDIview product utilizes the general packet radio service (“GPRS”) bearer channel of the GSM network to provide Internet protocol based wireless data transmission. Currently, there are two major carriers providing GSM/GPRS coverage in the United States: T-Mobile and Cingular, both of which provide coverage in the major metropolitan areas in the United States. These carriers have announced joint arrangements to continue to expand GSM/GPRS coverage in the United States, including interoperability among the two carriers. We believe the coverage, bandwidth and price of the GSM/GPRS network make it best suited for the next generation technology.

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

Strategic Service Alliances of the Company

AT&T Mobility. The Company provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as AT&T Mobility (“AT&T”) effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of two years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by AT&T or the Company for convenience upon 90 days prior written notice.

If AT&T terminates the data reseller agreement and messaging agreement and ceases to provide GSM/GPRS services to the Company for resale to its customers, the REDIview units in the Company’s base of installed REDIview customers would no longer be able to send or receive data messages until the Company could reach an agreement with another provider and retrofit such units to utilize the GSM/GPRS service of such alternative provider. There can be no assurances that the Company would be able to reach an agreement with another wireless carrier for GSM/GPRS service and/or retrofit its existing REDIview customer base to utilize the GSM/GPRS service of such alternative provider the failure to do so would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Risk Factors

In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating Remote Dynamics, Inc. and our business.

We have operated at a significant loss in recent periods, have a substantial working capital deficit, and may not have adequate funds to continue as a going concern.

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis. For 2007 and 2006, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We do not expect to achieve positive operating cash flow until the fourth quarter of 2008.  Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets for 2008. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into the fourth quarter of 2008.

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

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $10.7 million, as of December 31, 2007. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

We are currently not in compliance with our obligations under our senior securities and, as a result, our senior security holders may declare the securities immediately due and payable, we may be required to pay default interest, monetary liquidated damages and/or amounts in excess of the outstanding amount due under of the securities, and we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Approximately $2,669,891 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. We also are not in compliance with certain of our other obligations relating to our secured convertible notes and our convertible preferred stock, including with respect to our secured convertible notes, our failure to make required principal and other payments when due.

Our non-compliance with the terms of the notes exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. Events of default under the notes include:

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

Upon the occurrence of an event of default on our secured convertible notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock at the conversion price discussed in more detail below; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

Our failure to comply with our obligations relating to these securities also exposes us to default interest and liquidated damages claims by the note holders. As of December 31, 2007, we had incurred approximately $1,114,345 in default interest and liquidated damages under our secured convertible notes.

The holders of shares of convertible preferred stock have the right to cause us to redeem any or all of their shares at a price equal to 100% of face value, plus accrued but unpaid dividends, upon the occurrence of specified events, including our breach of any material term under the related financing documents (subject to applicable notice and cure periods).We do not currently have the cash on hand to repay amounts due under our secured convertible notes or other senior securities if the holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the securities are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the securities, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

We expect to repay our secured convertible notes in shares of common stock valued at a discount of the common stock’s trading price which will result in a significant issuance of new shares of common stock to the note holders and cause material dilution to the then existing holders of our common stock.

We expect to issue a significant number of shares of our common stock in payment of amounts due under our secured convertible notes during 2008 and thereafter.

In March, 2008, we resumed making payments to certain of holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. The initial payment was in the form of 7,787,535 shares of the Company’s common stock in satisfaction of $172,595 of obligations due under the notes. This represents an issuance price of $.027 per share (for the Series A Notes) and $.031 per share (for the Series B Notes). In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

As of December 31, 2007, we had outstanding $4,193,819 principal amount of our Series A Notes and $6,550,452 principal amount of our Series B Notes, in each case, excluding accrued default interest and liquidated damages payable. To repay these amounts in shares of our common stock (utilizing the issuance prices from our March 2008 note repayment) we would have to issue 364,631,533 shares of our common stock.

In addition, if the trading price of our common stock decreases, the number of shares of common stock we would need to issue to satisfy our obligations under the notes could increase significantly, materially diluting the holdings of our then existing stockholders.

There are a large number of shares of common stock underlying our senior securities that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of December 31, 2007, we had outstanding $4,193,819 principal amount of our Series A Notes and $6,550,452 principal amount of our Series B Notes, in each case, excluding accrued default interest and liquidated damages payable. To repay these amounts in shares of our common stock (utilizing the issuance prices from our March 2008 note repayment) we would have to issue 364,631,533 shares of our common stock. In addition, we had outstanding (i) 522 shares of our series B convertible preferred stock (which were convertible into 67,354 shares of common stock), (ii) 5,202 shares of our series C convertible preferred stock (which were convertible into 51,180,286 shares of common stock), and (iii) warrants exercisable for 11,531,287 shares of common stock.

In general, any shares of common stock we issue in respect of our senior securities will be available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended. In addition, we remain obligated to register the resale of additional shares of common stock issuable upon conversion of our senior securities, and upon exercise of our outstanding warrants. Once registered for resale, these shares of common stock may therefore be sold into the public market without restriction upon their issuance.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially decrease the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate

We have pledged all of our assets to existing creditors.

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

BMSI can vote an aggregate of 88.0% of the voting power of our common stock and can exercise control over corporate decisions including the appointment of directors.

BMSI can vote an aggregate of 57,516,276 shares (or 88.0%) of the voting power of our common stock. Accordingly, BMSI will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Our other stockholders will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove designees of BMSI as directors of the Company, which will mean BMSI will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. Potential investors in the Company should be aware that even if they own shares of our common stock and wish to vote them at annual or special shareholder meetings, their shares will likely have little effect on the outcome of corporate decisions.

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

The certificate of designations for our convertible preferred stock also contain numerous redemption events, including any breach by us of any of the transaction documents pursuant to which we issued the securities. If any of these redemption events were to occur, the holders of our convertible preferred stock could force us to redeem their shares. We may not have the funds available to affect a forced redemption and the holders could take further actions such as forcing us into involuntary bankruptcy.

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

We rely primarily on AT&T Mobility for the provision of GSM/GPRS data services to our REDIview customers and our inability to renew our agreements with AT&T Mobility may require us to retrofit our installed base of REDIview units.

We provide GSM/GPRS data services to our REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as AT&T Mobility effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of 2 years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by AT&T or by us for convenience upon 90 days prior written notice.

If AT&T terminates the data reseller agreement and messaging agreement and ceases to provide GSM/GPRS services to us for resale to our customers, the REDIview units in our base of installed REDIview customers would no longer be able to send or receive data messages until we could reach an agreement with another provider and retrofit such units to utilize the GSM/GPRS service of this alternative provider. There can be no assurances that we would be able to reach an agreement with another wireless carrier for GSM/GPRS service and/or retrofit our existing REDIview customer base to utilize the GSM/GPRS service of the alternative provider. The failure to do so would have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to adequately protect our proprietary technology, and our intellectual property rights may be challenged by others.

Our products and services are highly dependent upon our technology and the scope and limitations of our proprietary intellectual property rights. In order to protect our technology, we rely on a combination of copyrights and trade secret laws, as well as certain customer licensing agreements, employee and third-party confidentiality and non-disclosure agreements and other similar arrangements. If our assertion of proprietary intellectual property rights is held to be invalid, or if another party’s use of our technology were to occur to any substantial degree, our business, financial condition and results of operations could be materially adversely affected.

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

Historically, market prices for securities of emerging companies in the telecommunications industry have been highly volatile. Future announcements concerning our business, our financial condition, the business of our competitors or our wireless providers, including results of technological innovations, new commercial products, financial transactions, government regulations, proprietary rights or product or patent litigation, may have a significant impact on the market price of shares of our common stock. The market price and trading volume of our common stock has been highly volatile in recent periods and our common stock is often thinly traded.

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

In March 2008, Teletouch Communications, Inc. brought a lawsuit against the Company alleging the Company was liable for payment of a $5.8 million default judgment obtained by Teletouch against DataLogic International, Inc., based on corporate alter ego and other claims (Teletouch Communications, Inc. dba Teletouch v. Remote Dynamics, Inc., Collin County, Texas District Court).    The Company believes that Teletouch’s claims are without merit.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

On October 8, 2007, our majority stockholder gave its signed written consent to action without a meeting (i) to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize (after giving effect to the reverse stock split described below) 750,000,000 authorized shares of our common stock having a par value of $0.01 per share; (ii) to approve a one-for-fifty reverse stock split of our common stock; and (iii) to elect four directors of the Company to serve until the next annual meeting of stockholders or until their successors have been duly elected and qualified. These matters are described in our definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 16, 2007.

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.

Our Common Stock was initially offered to the public in June, 1995, and was quoted on the NASDAQ National Market until February, 1999, after which time it began trading on the NASDAQ SmallCap Market under the symbol “HWYM.” Our common stock next traded under the symbol “REDI” on the NASDAQ SmallCap Market until February, 2006, when began trading on the OTC Bulletin Board under the symbol “REDI.OB” following de-listing from the NASDAQ SmallCap Market. On November 20, 2007, our symbol changed to “RDYM.OB” concurrent with the effectiveness of our 1-for-50 reverse common stock split. The following table sets forth the range of high and low trading prices on the NASDAQ SmallCap Market or the OTC Bulletin Board, as applicable, for the Common Stock for the periods indicated. Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	BID PRICES
	HIGH	LOW
2006
First Quarter	$1.10	$0.13
Second Quarter	$0.18	$0.05
Third Quarter	$0.15	$0.01
Fourth Quarter	$0.02	$0.00

2007
First Quarter	$1.90	$0.10
Second Quarter	$0.27	$0.07
Third Quarter	$0.27	$0.07
Fourth Quarter	$0.50	$0.02

There were 34 holders of record of our common stock as of March 11, 2008. The last sale price for our common stock as reported on March 12, 2008 was $0.01.

We did not pay dividends on our common stock for the year ended December 31, 2007 and have no plans to do so in the foreseeable future. Furthermore, covenants in the Certificates of Designation for our Series B convertible preferred stock and our Series C convertible preferred stock require the consent of a majority of the Series B convertible preferred stock and the Series C convertible preferred stock, voting as separate classes before may pay a dividend on our common stock.

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

Overview

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate fleets of vehicles and equipment. Our AVL solutions are designed for fleets within diverse industry vertical markets such as construction, field services, distribution, , limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

We commercially introduced our next generation AVL product, REDIview, in 2005. REDIview was designed with a flexible architecture to accommodate expected additional functional requirements that will be required to effectively compete in the marketplace.

Our REDIview product line forms the basis of our current business plan for 2008. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In implementing our business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line by adding new functionality in the areas of dispatching, security, and maintenance.

We have expanded our direct sales force to six people at the end of 2007 up from two people as of December 31, 2006. We also are in the process of implementing an indirect sales channel strategy. As a result of these sales efforts, we expect to achieve greater net activations in 2008 than in 2007.

As shown in the table below, we ended 2007 with 9,560 units in service representing an 18% increase from the 8,122 units in service we had as of the end of 2006.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Ending REDIview units	8,838	9,226	9,057	9,560

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 88.0% of the voting power of our common stock outstanding, and beneficial ownership of approximately 61.3% of our common stock (on a as-converted, fully diluted basis). Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Results of Operations

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Revenues for 2007 totaled $4,721,000 compared to $663,000 for 2006. This 612% increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. and BounceGPS for the entire year. The 2006 results only include operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.

Total gross profit margin of 63% during 2007 increased from 3% during 2006. This 60 point increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. and BounceGPS for the entire year. The 2006 results only include operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. Of the 63% gross profit margin, 16 percentage points or $752,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006. 5 percentage points or $231,000 represents an accrued sales tax credit from AT&T related to overpayment of sales tax for the years 2005 to 2007. The Company expects gross profit margins of greater than 55% to continue through 2008, which will include $588,000 of amortization of the deferred performance obligation mentioned above. This amortization is complete at the end of 2008 and will not be incurred in 2009.

Total operating expenses increased from $1,490,000 during 2006 to $4,208,000 during 2007. This 182% increase is attributable to the reverse merger transaction on December 4, 2006. The 2007 results include operations of Remote Dynamics, Inc. and BounceGPS for the entire year. The 2006 results only include operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. We recorded a $411,000 goodwill and intangible asset impairment charge during 2006. The goodwill and intangible assets impaired relate to certain assets of BounceGPS.

General and administrative expenses for 2007 totaled $1,766,000 compared to $495,000 for 2006. Sales and marketing expenses for 2007 totaled $774,000 compared to $317,000 for 2006. Engineering expenses for 2007 totaled $719,000 compared to $83,000 for 2006. These increases are primarily due to the 2006 results only including operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. The 2007 results include the operations of Remote Dynamics, Inc. and BounceGPS for the entire year. Depreciation and amortization expense increased to $949,000 during 2007 from $184,000 during the prior year primarily due to the 2006 results only including operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year.

Interest expense totaled $4,757,000 for 2007 compared to $680,000 for 2006. The current year interest expense primarily relates to the accretion of the Series A Notes, Series B Notes, and the HFS Note in the amount of $2,628,000, $625,000, and $616,000, respectively, as well as $812,000 of default interest and liquidated damages on the Series A and Series B Notes and $85,000 amortization of deferred financing fees.

Interest income totaled $103,000 for 2007 compared to $21,000 for 2006. The current year interest income primarily relates to interest on internally financed leases from customers of our REDIview and legacy products.

We recorded a loss on the extinguishment of debt totaling $341,000 for 2007 for the exchange of Series A Notes into Series B Notes and the exchange of the HFS Note into Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for 2007 for the exchange of Series B preferred stock into Series B Notes. During 2006, we recorded a loss on the extinguishment of debt totaling $558,000 for the exchange of Series A Notes into new Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $121,000 for 2006 for the exchange of Series B preferred stock into Series B Notes.

Other income totaled $383,000 for 2007 versus $-0- for 2006. The 2007 other income is primarily due to the reversal of a legal accrual of $230,000 and gains from creditor resolution settlements of $83,000.

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Revenues for 2006 totaled $663,000 compared to $317,000 for 2005. This 109% increase is attributable to the reverse merger transaction on December 4, 2006. The 2006 results include operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. The 2005 results only include the operations of BounceGPS. In accordance with our revenue recognition policies,

Total gross profit margin of 3.3% during 2006 decreased from 60% during 2005. The decrease is primarily due to the clearance of BounceGPS inventory prior to the reverse merger transaction. The 2006 gross profit of $22,000 includes negative gross profit of $212,000 from the BounceGPS results of operations. For the period December 4, 2006 to December 31, 2006 (which includes the results of operations of Remote Dynamics, Inc.), gross profit was $234,000 and gross profit margin was 48%.

Total operating expenses increased from $298,000 during 2005 to $1,490,000 during 2006. We recorded a $411,000 goodwill and intangible asset impairment loss during the twelve months ended December 31, 2006. The goodwill and intangible assets impaired relate to certain assets of BounceGPS. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Since the launch of the BounceGPS product line in July 2006, BounceGPS failed to achieve its forecasted sales targets and began analyzing and revising its current and long-term business plans. In October 2006, BounceGPS materially modified its existing business plan which significantly reduced its projected sales forecasts from the former plan. As a result, and in accordance with SFAS 142, BounceGPS performed an interim impairment test of goodwill and other intangible assets as of October 31, 2006 utilizing a discounted future cash flow analysis based on its new projected sales targets. BounceGPS determined that goodwill and customer lists totaling $411,000 were fully impaired.

General and administrative expenses for 2006 totaled $495,000 compared to $101,000 for 2005. Sales and marketing expenses for 2006 totaled $317,000 compared to $177,000 for 2005. These increases are primarily due to the inclusion of operations of Remote Dynamics, Inc. from December 4, 2006 to December 31, 2006 as well as BounceGPS for the entire year. The 2005 results only include the operations of BounceGPS. Depreciation and amortization expense increased to $184,000 during the twelve months ended December 31, 2006 from $20,000 during the prior year primarily due to the amortization of intangible assets and depreciation of fixed assets recorded in connection with the reverse merger transaction on December 4, 2006

Interest expense totaled $680,000 for 2006 primarily due to interest expense related to the Series A Note, Series B Note, and the HFS Note We recorded a loss on the extinguishment of debt totaling $558,000 for 2006 for the exchange of Series A Notes into new Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $121,000 for 2006 for the exchange of Series B preferred stock into Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the year ended December 31, 2007 and 2006 are as follows.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	2006
Net loss	$-	$(11)	$(279)	$(2,516)	$(2,806)
Add non-EBITDA items included in net results:
Depreciation and amortization	-	-	8	176	184
Interest expense, net	-	-	(7)	666	659
Non-recurring reversal of legal accrual	-	-	-	-	-
Goodwill impairment	-	-	-	411	411
Loss on debt extinguishment	-	-	-	558	558
Loss on redeemable preferred stock extinguishment	-	-	-	121	121

Adjusted EBITDA	$-	$(11)	$(278)	$(584)	$(873)

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	2007
Net loss	$(2,164)	$(1,879)	$(1,597)	$(581)	$(6,221)
Add non-EBITDA items included in net results:
Depreciation and amortization	262	260	213	214	949
Interest expense, net	1,425	1,379	1,357	491	4,652
Non-recurring reversal of legal accrual	(230)	-	-	-	(230)
Goodwill impairment	-	-	-	-	-
Loss on debt extinguishment	234	107	-	-	341
Loss on redeemable preferred stock extinguishment	363	-	-	-	363

Adjusted EBITDA	$(110)	$(133)	$(27)	$124	$(146)

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $228,000 as of December 31, 2007 (compared to $121,000 as of December 31, 2006).

Net cash used in operations in 2007 was $887,000, primarily due to a net loss of $6.2 million offset by accretion of notes payable $3,871,000, loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, increase in accounts payable of $280,000, and depreciation and amortization of $1,035,000. Net cash used in operations in 2006 was $712,000, primarily due to a net loss of $2.8 million offset by a goodwill and intangible asset impairment charge of $411,000, loss on extinguishment of debt of $558,000, loss on extinguishment of redeemable preferred stock of $121,000, accretion of notes payable of $364,000, and depreciation and amortization of $184,000.

Net cash used in investing activities in 2007 was $1,000 versus $346,000 in 2006. The decrease can be primarily attributed to the acquisition of certain operating assets in 2006.

Net cash provided by financing activities in 2007 was $995,000, primarily due to the net proceeds of the Series B Note offering of $982,000. Net cash provided by financing activities in 2006 was $1,178,000, primarily due to the net proceeds from the Series B Note offering of $315,000 and the proceeds from BMSI contributing capital into BounceGPS of $1,011,000 (prior to our acquisition of BounceGPS), offset by payments on capital leases and other notes payable of $148,000.

We do not expect to achieve profitability in 2008. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets for 2008. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $10.7 million, as of December 31, 2007. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. In 2007, we received proceeds of $982,000 from closing under our Series B Note financing. The final closing of the Series B Note financing (which would provide us with gross proceeds of $238,500) would occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission, subject to certain other conditions being satisfied, including no material adverse effect on our business, operations, properties, prospects, or financial condition having occurred. We currently do not expect to satisfy the conditions to the final closing of the Series B Note financing. As a result, unless the investors agree to waive such conditions, we do not expect to receive any additional proceeds from the financing.

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

The following table summarizes our secured convertible notes payable by maturity dates as of December 31, 2007 (in 000’s) (as we currently are not in compliance with certain of our obligations relating to the Series A and B Notes, we classify the secured convertible notes payable as a current liability on our balance sheet):

	Principal	Less Discount	Carrying Amount
Fiscal Year ending December 31, 2007	$4,941	$635	$4,306
Fiscal Year ending December 31, 2008	$3,377	$729	$2,648
Fiscal Year ending December 31, 2009	$2,425	$571	$1,854
	$10,743	$1,935	$8,808

Approximately $2,669,891 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,523,928 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $1,114,354 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

We do not currently have the cash on hand to repay amounts due under our secured convertible notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

Outstanding Debt, Preferred Securities and Warrants

Series A Notes

As of December 31, 2007 we had $4,193,819 principal amount of our Series A Notes outstanding. The Series A Notes matured on February 23, 2008 and are currently due and payable. The Series A Notes are secured by substantially all of the our assets. The Series A Notes are convertible at the option of the holder into our common stock at a fixed conversion price of $0.32, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. We may make scheduled principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

Upon the occurrence of specified events of default on the Series A Notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

Series B Notes

As of December 31, 2007 we had $6,550,452 principal amount of our Series B Notes outstanding. The Series B Notes and the Series B OID Notes are secured by all of our assets, subject to existing liens, are due December 4, 2009 and began scheduled amortization of principal (in nine quarterly installments) on August 1, 2007. We may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes and Series B OID Notes are convertible into our common stock at a conversion price of $0.32 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

Upon the occurrence of specified events of default on the Series B Notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

Series B Preferred Stock

The series B convertible preferred stock issued to SDS in connection with our 2005 financing has a face amount of $10,000 per share ($5,220,000 in the aggregate), ranks senior to our series C convertible preferred stock and our common stock with respect to payment of amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive non-cumulative dividends in an amount equal to 3% per year when, as and if declared by our Board of Directors.

The series B convertible preferred stock is convertible into common stock at a conversion price of $77.50 per share, subject to adjustment for stock splits and combinations, and certain dividends and distributions,

The holders of shares of series B convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 100% of face value, plus accrued but unpaid dividends in the following events:

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

The series B convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series B convertible preferred stock, voting as a separate class, have the right to appoint one member of our Board of Directors and one observer to meetings of our Board of Directors and its committees. Although the holder of our Series B convertible preferred stock retains the right to do so in the future, it has not yet exercised its right to appoint a board member.

Series C Preferred Stock

The series C convertible preferred stock issued to BMSI in connection with our acquisition of BounceGPS has a face amount of $1,000 per share ($5,220,000 in the aggregate), ranks junior to our series B convertible preferred stock and senior to our common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

The series C convertible preferred stock was initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C Preferred Stock;

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right outstanding on the date of issuance (including, without limitation, the series C convertible preferred stock, our series B convertible preferred stock, the Series A Notes, the Series B Notes, the Series B OID Notes and outstanding warrants);

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

Warrants

As of December 31, 2007, we had outstanding the following common stock purchase warrants:

•
Series A-7 warrants to purchase 412,500 shares of common stock at an exercise price of $0.32 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance (38,000 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 275,000 shares of common stock at an exercise price of $0.32 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (26,000 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 550,000 shares of common stock at an exercise price of $0.32 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 50,000 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 385,000 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $17.50 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•
Series E-7 Warrants to purchase 4,571,456 shares of common stock at an exercise price of $1.00 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series E-7 warrants are exercisable for a seven-year period from the date of issuance.

•
Series F-4 Warrants to purchase 4,571,456 shares of common stock at an exercise price of $1.50 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series F-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

•
The following warrants issued to SDS in connection with our 2005 financings: (i) a common stock purchase warrant with a 5-year term to purchase 33,000 shares of common stock at an exercise price of $87.50 per share and (ii) a common stock purchase warrant with a 5-year term to purchase 40,000 shares at an exercise price of $0.50 per share.

•
Warrants issued to the placement agents in our Series A Note financing to purchase 50,000 shares of common stock at an exercise price per share equal to $0.32 with a term of 5 years following the closing.

•
Warrants issued to the placement agents in our Series B Note financing to purchase 246,656 shares of common stock at an exercise price per share equal to $0.32 with a term of 5 years following the closing.

Contractual Obligations

The following summarizes the Company’s significant financial commitments at December 31, 2007:
	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Obligations under Series A Note and Warrant
Principal Payments - Notes & OID	$4,193	$4,193	$-	$-	$-
Obligations under Series B Note and Warrant
Principal Payments - Notes & OID	6,550	6,550	-	-	-
Default Penalties & Interest - Series A Notes	717	717
Default Penalties & Interest - Series B Notes	397	397
Capital Lease Obligations	37	26	11	-	-
Operating Leases	73	59	14	-	-
Note Payable - Related Parties	250	250	-	-	-

Total	$12,217	$12,192	$25	$-	$-

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

Allowance for Doubtful Accounts

We use estimates in determining the allowance for doubtful accounts based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues and monitor collections amounts and statistics

Inventory

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

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to be restated. We adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method. Remote Dynamics extinguished all prior stock options upon emergence from bankruptcy effective July 2, 2004 and has not issued any new stock options beyond that date. As discussed above, we have issued restricted stock to certain members of senior management which have either been issued or retired as of December 31, 2006. We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2007 and 2006.

Beneficial Conversion Feature

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Financial Accounting Standards No. 141 (R) (“FAS 141”)  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated financial statements.

Financial Accounting Standards No. 160 (R) (“FAS 160”)  In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

Quantitative and Qualitative Disclosures About Market Risk

We do not have any material exposure to market risk associated with our cash and cash equivalents. Our note payables are at a fixed rate and, thus, are not exposed to interest rate risk.

Item 7.          Financial Statements.

The information required by this item is included on pages F-1 through F-6.

Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 23, 2007, upon approval of our Audit Committee, we dismissed KBA Group LLP (“KBA”) as our independent registered public accounting firm effective as of March 23, 2007. During the fiscal year ended August 31, 2006, and through November 30, 2006, there were no disagreements with KBA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KBA’s satisfaction, would have caused KBA to make reference thereto in its reports on the financial statements for such years.

On March 23, 2007, our Audit Committee engaged Chisholm, Bierwolf & Nilson, LLC as our new independent registered public accounting firm.

Item 8A.       Controls and Procedures

 We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Remote Dynamics, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission. As a result of this conclusion, we have initiated the remedial actions disclosed below.

Management’s Report on Internal Control Over Financial Reporting

         Our Chief Executive Officer and Principal Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

          Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•        Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

          Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

          Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                    As a result of this evaluation, , we identified a material weakness in our internal controls over financial reporting relating to the compliance of certain related party transactions to the Sarbanes-Oxley Act.

          A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas with respect to compliance with Section 402 of the Sarbanes Oxley Act as of December 31, 2007:

•
On November 14, 2007, BounceGPS loaned $21,875 to BMSI. Interest accrued at an annual rate of 10%. David Walters, Chairman, is also the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. We received payment in full, including interest of $729 in March 2008.

•
On December 26, 2007, BounceGPS loaned $22,000 to Monarch Staffing, Inc. and $25,000 to a subsidiary of Monarch Staffing, Inc. Interest accrued at an annual rate of 10%. David Walters (our Chairman) is also the Chairman of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. David Walters (a member of our Board of Directors) is also a director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. We received payment in full, including interest of $1,175 in March 2008.

The following remedial actions have been undertaken:

•	The company now requires that the independent members of our board of directors approve all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

Prior to presenting any related party transactions to the Board of Directors for approval, management of the Company will submit such transaction to securities law counsel for review to ensure compliance with applicable securities law.

Remote Dynamics, Inc. continues the process to complete a thorough review of its internal controls as part of its preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the period ended December 31, 2009.

          This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

Despite these material weaknesses, management believes that the consolidated financial statements are fairly stated in all material respects as of and for the year ended December 31, 2007.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

(i)	On February 16, 2007, Gary Hallgren was appointed as Chief Executive Officer and Greg Jones was appointed as Senior Vice President, Operations;

(ii)	On February 23, 2007, Neil Read resigned from his position as Chief Financial Officer;

(iii)	On April 3, 2007, Marshall G. Saffer resigned from his position as director;

(iv)	On November 20, 2007, Thomas W. Friedberg joined our Board of Directors.

Item 8B.       Other Information

Not applicable.

PART III

Item 9.          Directors and Executive Officers of Remote Dynamics, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position
David Walters	45	Director, Chairman
Keith Moore	47	Director, Secretary
Dennis Ackerman	60	Director
Thomas Friedberg	48	Director
Gary Hallgren	39	Chief Executive Officer
Greg Jones	42	Senior Vice President, Operations

Directors

DAVID WALTERS – Director and Chairman since December 5, 2006.

Mr. Walters has served as Chairman and Chief Executive Officer of Bounce Mobile Systems, Inc., since July 2006. Since February 2000, he has served as a managing member of Monarch Bay Capital Group, LLC, a consulting company, and since March 2006 as a managing member of Strands Management Company, LLC, also a consulting company. Since April 2006, he has served as a managing member of Monarch Bay Associates, LLC, a FINRA registered firm. Mr. Walters has extensive experience in investment management, corporate growth development strategies and capital markets. From October 1992 through July 2000, he served as executive vice president and managing director in charge of Capital Markets for Roth Capital (formerly Cruttenden Roth, "Roth"). As an equity partner and a key senior management member, he was instrumental in building the company's revenues from $7 million to $65 million. He managed the capital markets group and led over 100 financings (public and private), raising over $2 billion in growth capital. Mr. Walters sat on Roth's Board of Directors from 1994 through 2000. Previously, Mr. Walters has served as a vice president for both Drexel Burnham Lambert and Donaldson Lufkin and Jenrette in Los Angeles, and has run a private equity investment fund. Mr. Walters earned a B.S. in Bioengineering from the University of California, San Diego in 1985. Mr. Walters also serves as Chairman of the Board of Directors of Monarch Staffing, Inc. and STI Group, Inc. and a member of the Board of Directors of Precision Aerospace Components, Inc.

KEITH C. MOORE – Director and Secretary since December 5, 2006.

Mr. Moore has served his entire career founding, growing and financing technology and service companies. He is a managing member of Strands Management Company, LLC and Monarch Bay Associates, LLC. Throughout his career Mr. Moore has served in various executive capacities for micro-cap to Russell 1000 companies, including Activision, Inc., DataLogic International, Inc., POPcast Communications Corp., and Cinemaware, Inc. Mr. Moore has raised over $100 million for these organizations and has grown collective revenues in excess of $600 million. From 1996 through December 2007, Mr. Moore served in Chief Executive and other executive capacities for DataLogic International, Inc., Service Advantage International, Inc., POPcast Communications Corp., Cinemaware, Inc. and iTechexpress, Inc., overseeing their respective strategic growth and capital raises. From 1991 through 1996, Mr. Moore served as President, Chief Operating Officer, Chief Financial Officer, Director and Consultant of Activision, Inc. (NASDAQ: ATVI), recognized as the international market leader in videogames and multimedia software. Mr. Moore is a founder of International Consumer Technologies Corp. and was Vice President, Chief Financial Officer and Director since its inception in July 1986 until its merger into Activision in December 1991. Mr. Moore currently serves on the Board of Directors of Monarch Staffing, Inc., KG3, Inc. and Service Advantage International, Inc. Mr. Moore also serves on the Mission Hospital Foundation Executive Committee and Board of Directors. Mr. Moore earned a B.S. in Accounting and a Masters in Finance from Eastern Michigan University.

DENNIS ACKERMAN — Director since January 4, 2006.

Mr. Ackerman served as Director of the Bank of America Entrepreneurial Center from 1987 through December 2004. The Bank of America Entrepreneurial Center provides business planning and business plan implementation services for businesses. Since formation in 1987, the Center has assisted business with raising over $500 million in working capital. From 1974 through 1987, Mr. Ackerman served as President of energy company with a distribution network covering five states. Mr. Ackerman obtained a B.S. degree in Comprehensive Science from the College of Education at Ohio State University in 1969.

THOMAS FRIEDBERG — Director since November 20, 2007.

Thomas W. Friedberg has been President of Mineral King Partners, LLC (and its predecessor TWF Consulting), a strategic consulting firm that provides competitive benchmarking, competitive and strategic financial analysis, and valuation services since 2004. Previously, Mr. Friedberg advised various technology companies, automobile salvage processors, specialty financial institutions, and telecommunications service providers, with an emphasis on wireless providers, for more than twenty years at firms such as Hambrecht & Quist, Piper Jaffray, and Tucker Anthony Sutro, and as a partner at Genesis Merchant Group Securities. Mr. Friedberg also served as Director of Investor Relations and Strategic Financial Analysis at US WEST NewVector Group, US WEST’s former publicly traded cellular and paging subsidiary where he directed the financial aspects and analysis of all merger and acquisitions undertaken by the Company. Mr. Friedberg received his MBA from the Wharton School at the University of Pennsylvania and BA and BS degrees from Stanford University. From 1999 to 2007, Mr. Friedberg served on the Governor’s Commission on Science and Technology for the State of Colorado at the appointment of Governor Bill Owens. Mr. Friedberg is a member of the Board of Directors of Systems Evolution, Inc., Monarch Staffing, Inc. and STI Group, Inc. Since March 2007, Mr. Friedberg has also been an independent FINRA-registered representative associated with Monarch Bay Associates, LLC.  MBA provides placement agent and other investment banking services to us.  See “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”.  Mr. Friedberg does not perform any services related to MBA’s engagement by us and does not have any direct or indirect pecuniary interest in MBA’s engagement by us.

Executive Officers

Except as disclosed under “Employment Agreements” below, all officers serve until their successors are duly elected and qualified or their earlier death, disability or removal from office.

GARY HALLGREN — Chief Executive Officer since February 16, 2007

Mr. Hallgren, age 39, previously served as Vice President, Technical Services of Presentation Products Inc., dba Spinitar, a systems integration company, from May 2005 to February 2007. Previously, Mr. Hallgren served as Chief Executive Officer (2002-2005) and Chief Operating Officer (2000-2002) of WirelessCar North America, Inc., a joint venture of Volvo, Ericsson and Brainheart Capital which provided wireless middleware and billing services to the telematics marketplace. Mr. Hallgren received his Bachelors degree in Engineering from University of Minnesota, Institute of Technology in 1991.

GREG JONES — Senior Vice President, Operations since February 16, 2007

Mr. Jones, age 42, previously served as Senior Director of Software Engineering for Aeris.net, a leading provider of wireless mobile to mobile solutions to the telematics industry, from October 2004 to February 2007. From 2000-2004, Mr. Jones served as Director of Technology and Development of WirelessCar North America, Inc., bringing to market wireless communications and billing solutions. Prior to WirelessCar, Mr. Jones served as Director of Internet Development at Liberty Enterprises, where he led a team that developed Liberty's hosted internet banking solution for credit unions.

There are no family relationships among the directors and executive officers of Remote Dynamics, Inc.

Organization of the Board of Directors and Meetings

Our Board of Directors currently consists of four board members: David Walters, Keith Moore, Dennis Ackerman, and Thomas Friedberg. All directors serve until the next annual meeting of the stockholders or until their respective successors are duly elected and qualified, or until their earlier death or removal from office.

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

Audit Committee. Our Board of Directors maintains a separately standing audit committee, currently composed of Keith Moore, Dennis Ackerman, and Thomas Friedberg.   Neither Mr. Ackerman nor Mr. Moore qualifies as “independent,” as required by Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Audit Committee, with the assistance of our independent accountants, determines the adequacy of internal controls and other financial reporting matters, and reviews and recommends to the board of directors for approval all published financial statements.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no Form 5 reports were required, all of our officers, directors and beneficial owners of more than 10% of our common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2007, except that BMSI filed three late Form 4 reports, David Walters filed two late Form 4 reports, Keith Moore filed one late Form 4 report, Gary Hallgren filed one late Form 3 report and Greg Jones filed one late Form 3 report.

Compensation of Directors

Our Board of Directors has the authority to fix the compensation of directors. Our Bylaws provide that directors may be reimbursed for reasonable expenses for their services to us, and may be paid either a fixed sum for attendance at each Board of Directors meeting or a stated annual director fee. We also reimburse our directors for travel expenses.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
David Walters	$12,000	$-	$-	$-	$-	$-	$12,000
Dennis Ackerman	12,000	-	-	-	-	-	12,000
Keith Moore	12,000	-	-	-	-	-	12,000
Thomas Friedberg	1,000	-	-	-	-	-	1,000
Marshall Saffer (former)	3,000	-	-	-	-	-	3,000

Current directors Dennis Ackerman, David Walters, Keith Moore, and Thomas Friedberg receive an annual director's fee of $12,000, paid quarterly and prorated for service. Former director Marshall Saffer received an annual director's fee of $12,000, paid quarterly and prorated for service.

Item 10.        Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our former President and Chief Executive Officer and two other most highly compensated executive officers during 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Gary Hallgren, Chief Executive Officer	2007	$146,913	$21,872	$-	$-	$-	$-	$	-(1)	$168,785
Greg Jones, Senior Vice President, Operations	2007	136,229	10,500	-	-	-	-		-(2)	146,729

(1) Mr. Hallgren became our Chief Executive Officer effective February 16, 2007.

(2) Mr. Jones became our Senior Vice President, Operations effective February 16, 2007.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors.

	OPTION AWARDS				STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price (#)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gary Hallgren, Chief Executive Officer	-	-	-	-	-	-	-	-
Greg Jones, Senior Vice President, Operations	-	-	-	-	-	-	-	-

Savings Plan

We have a 401(k) Retirement Investment Profit-Sharing Plan that covers all of our employees once they become eligible to participate. As permitted under the 401(k) Plan, employees may contribute up to 20% of their pre-tax earnings. The maximum amount of contributions by any employee each calendar year is $15,500, the maximum amount permitted under the Internal Revenue Code of 1986, as amended. We match 50% of an employee’s contribution to the 401(k) Plan up to 6% of pre-tax earnings for a total potential matching contribution of 3% of the employee’s pre-tax earnings.

Employment Agreements

As of December 31, 2007, we have employment agreements with Gary Hallgren, our Chief Executive Officer, and Greg Jones, our Senior Vice President, Operations. The following is a summary of the material details of the employment agreement.

Our employment agreement with Mr. Hallgren has an initial term of two years (expiring in February 2009). The employment agreement provides for a base salary of $165,000. If the employment agreement is terminated by us (other than for specified cause events), Mr. Hallgren will receive his full base salary for the lesser of (a) twelve months and (b) the remaining term of the agreement (plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company).

Mr. Hallgren (together with other members of our senior management) will receive a quarterly bonus equal to 20% of our earnings before interest, taxes, depreciation and amortization. In addition, if we consummate certain corporate transactions in which the consideration received by our security holders exceeds $20 million, Mr. Hallgren (together with other members of our senior management) will receive a bonus equal to 10% of the aggregate transaction value exceeding $20 million. Mr. Hallgren will determine the allocation of the bonuses among Mr. Hallgren and the other members of our senior management. Mr. Hallgren receives a cash draw of $2,083.33 per month as an advance against payments under such bonuses.

Our employment agreement with Mr. Jones has an initial term of two years (expiring in February 2009). The employment agreement provides for a base salary of $153,000. If the employment agreement is terminated by us (other than for specified cause events), Mr. Jones will receive his full base salary for the lesser of (a) six months and (b) the remaining term of the agreement (plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company).

Mr. Jones (together with other members of our senior management) will participate in an EBITDA Bonus Program and Corporate Transaction Bonus Program as the same may be established and maintained from time to time by us. Our Chief Executive Officer will determine the allocation of the bonuses among the members of our senior management. Mr. Jones receives a cash draw of $1,000 per month as an advance against payments under such bonus programs.

Compensation Committee Interlocks and Insider Participation

Due to the limited number of directors constituting our Board of Directors and there being no members of our executive team serving on the Board, we elected to suspend the operation of our Compensation Committee effective June 1, 2007. As a result, the full Board of Directors considers and participates in the compensation of our executive officers.

Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2008

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

		Beneficial Ownership Number of Shares
Name and Address of	Nature of		Series B	Series C			Percent of
Beneficial Owner (1)	Beneficial Owner (1)	Common Stock	Preferred Stock	Preferred Stock	Total		Total (2)

Bounce Mobile Systems, Inc.	Stockholder	10,246,875	-	57,516,276	67,763,151	(3)	61.25%
30950 Rancho Viejo Rd. #120
San Juan Capistrano, CA 92675

Dennis Ackerman	Director	25,018	-	-	25,018	(4)	*

Keith Moore	Director	312,500	-	-	312,500	(5)	*

David Walters	Chairman and Director	10,559,375	-	57,516,276	68,075,651	(6)	61.53%

Gary Hallgren	Chief Executive Officer	-	-	-	-		-

Greg Jones	Senior VP, Operations	-	-	-	-		-

All executive officers and
directors as a group
(5 persons)		10,896,893	-	57,516,276	68,413,169		61.84%

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

(2) Based upon the following outstanding securities: (a) 7,787,535 shares of common stock, (b) 522 shares of our series B convertible preferred stock (which were convertible into 67,355 shares of common stock), (c) 5,202 shares of our series C convertible preferred stock (which were convertible into 57,516,276 shares of common stock), (d) $4,070,478 principal amount of our series A senior secured convertible promissory notes (which were convertible into 12,720,244 shares of common stock), (e) $6,494,026 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 20,293,831 shares of common stock), (f) series A-7 warrants exercisable for 412,500 shares of common stock, (g) series B-4 warrants exercisable for 275,000 shares of common stock, (h) series C-3 warrants exercisable for 550,000 shares of common stock, (i) series D-1 warrants exercisable for 385,000 shares of common stock, (j) series E-7 warrants exercisable for 4,852,705 shares of common stock, (k) series F-4 warrants exercisable for 4,852,705 shares of common stock, and (l) other warrants exercisable for 918,019 shares of common stock.

(3) Consists of shares of common stock issuable upon conversion or exercise of the following outstanding securities held by BMSI: (a) 5,202 shares of our series C convertible preferred stock, (b) $2,043,000 principal amount of series B subordinated secured convertible notes (including original issue discount series B subordinated secured convertible notes), (c) our series E-7 warrants to purchase 1,931,250 shares of our common stock, and (d) our series F-4 warrants to purchase 1,931,250 shares of our common stock.

(4) This individual owns 18 shares of common stock and beneficially owns an additional 25,000 shares issuable upon conversion of a convertible promissory note issued by the Company.

(5) Represents shares of our Common Stock held by Strands Management Company, LLC. Keith Moore is a managing member and owns 50% of the interests of Strands Management Company, LLC.

(6) Represents shares of our Common Stock held by BMSI (as described in note #3 above) as well as shares of our Common Stock held by Strands Management Company, LLC. David Walters is a managing member and owns 50% of the interests of Strands Management Company, LLC.

Item 12.        Certain Relationships and Related Transactions.

In June, 2006, BounceGPS, our wholly owned subsidiary, issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition of certain assets. Keith Moore (a member of our Board of Directors), was the CEO and Chairman of DataLogic International, Inc. at the time the note was issued. Mr. Moore was not a member of our Board of Directors or the board of directors of BounceGPS at the time the note was issued. Mr. Moore is not a member of the board of directors of BounceGPS.

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. As of December 31, 2006, the Company owed $15,000 to Strands for these services. The Company made payments totaling $45,000 during the year ended December 31, 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash. Fees paid to MBCG totaled $80,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively. Remaining amounts due to MBCG totaled $20,000 as of December 31, 2007.

On May 1, 2007, we entered into a Support Services Agreement with Strands. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The initial term of the Support Services Agreement expires May 1, 2008. Fees paid to Strands totaled $199,000 for the year ended December 31, 2007.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a FINRA registered firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008. No fees were paid to MBA in 2006 or 2007.

In 2006, while BounceGPS was a private company and a wholly owned subsidiary of BMSI, BMSI contributed additional capital of $1,146,000 into BounceGPS in the form of cash and the assumption of certain liabilities. This transaction occurred prior to our acquisition of the capital stock of BounceGPS.

On August 4, 2006, BounceGPS loaned $150,000 to a subsidiary of Monarch Staffing, Inc. at 10% per annum. David Walters (our Chairman) is also the Chairman of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. At the time of the loan, David Walters was the Chairman and Chief Executive Officer of BMSI (parent of BounceGPS at the time) and beneficially owned a majority of the outstanding common stock of BMSI. Mr. Moore was not a member of BMSI or BounceGPS at the time the note was issued, nor thereafter. The principal balance was repaid in full on September 11, 2006. On October 4, 2006, BounceGPS loaned $18,000 to the same related company. The principal balance was repaid in full on October 11, 2006. On October 5, 2006, BounceGPS loaned $95,000 to the same related company. The principal balance was repaid in full on October 11, 2006. BounceGPS also loaned $220,000 during late October and early November 2006 to the same related company. The entire outstanding balance of $220,000 was repaid on November 8, 2006. BounceGPS received interest payments of $636 during 2006 and interest receivables totaled $1,899 as of December 31, 2006. These loan transactions occurred prior to our acquisition of the capital stock of BounceGPS. At the time of the loan transactions, BounceGPS was a private company and a wholly owned subsidiary of BMSI.

On November 14, 2007, BounceGPS loaned $21,875 to BMSI. Interest accrued at an annual rate of 10%. David Walters, Chairman, is also the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. We received payment in full, including interest of $729 in March 2008.

On December 26, 2007, BounceGPS loaned $22,000 to Monarch Staffing, Inc. and $25,000 to a subsidiary of Monarch Staffing, Inc. Interest accrued at an annual rate of 10%. David Walters (our Chairman) is also the Chairman of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. David Walters (a member of our Board of Directors) is also a director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. We received payment in full, including interest of $1,175 in March 2008.

Item 13.        Exhibits.

(a)           1.   Consolidated Financial Statements.

The following consolidated financial statements of Remote Dynamics, Inc. and Subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)           Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

2.1.1	Share Exchange Agreement with Bounce Mobile Systems, Inc. dated November 30, 2006 (1)
2.1.2	Registration Rights Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (1)
2.1.3	Security Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (1)
2.1.4	Series B subordinated secured convertible promissory note of issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)
2.1.5	Original issue discount series B subordinated secured convertible promissory note issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)
2.1.6	Series E-7 Warrant issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)

2.1.7	Series F-4 Warrant issued to Bounce Mobile systems, Inc. on December 4, 2006 (1)
3.1.1	Amended and Restated Certificate of Incorporation dated June 30, 2004 (2)
3.1.2	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated May 26, 2006 (3)
3.1.3*	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated November 19, 2007
3.2	Third Amended and Restated By-Laws dated June 30, 2004 (4)
4.1	Specimen of certificate representing the Common Stock, $.01 par value, of Remote Dynamics, Inc. (5)
4.2	Amended and Restated Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (1)
4.3	Certificate of Designation, Preferences and Rights, Series C Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (1)
10.1.1	Securities Purchase Agreement with SDS Capital Group SPC, Ltd. dated May 31, 2005 (6)
10.1.2	Amendment No. 1 to Securities Purchase Agreement with SDS Capital Group SPC, Ltd. (1)
10.2.1	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (6)
10.2.2	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (6)
10.2.3	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (6)
10.2.4	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (6)
10.3.1	Note and Warrant Purchase Agreement dated as of February 23, 2006 (7)
10.3.2	Registration Rights Agreement dated as of February 23, 2006 (7)
10.3.3	Security Agreement dated as of February 23, 2006 (7)
10.3.4	Form of series A senior secured convertible promissory note due February 24, 2008 (7)
10.3.5	Form of original issue discount series A senior secured convertible promissory note due February 24, 2008 (7)
10.3.6	Form of Series A-7 Warrant issued on February 24, 2006 (7)
10.3.7	Form of Series B-4 Warrant issued on February 24, 2006 (7)
10.3.8	Form of Series C-3 Warrant issued on February 24, 2006 (7)
10.3.9	Form of Series D-1 Warrant issued on February 24, 2006 (7)
10.4.1	Note and Warrant Purchase Agreement dated as of November 30, 2006 (1)
10.4.2	Registration Rights Agreement dated as of November 30, 2006 (1)
10.4.3	Security Agreement dated as of November 30, 2006 (1)
10.4.4	Form of series B senior secured convertible promissory note due December 4, 2009 (1)
10.4.5	Form of original issue discount series B senior secured convertible promissory note due December 4, 2009 (1)
10.4.6	Form of Series E-7 Warrant issued on December 4, 2006 (1)
10.4.7	Form of Series F-4 Warrant issued on December 4, 2006 (1)
10.5#	2004 Restated Management Incentive Plan (8)
10.6.1#	Employment Agreement with Gary Hallgren dated February 16, 2007 (9)
10.6.2#	Employment Agreement with Greg Jones dated February 16, 2007 (9)
10.9	Consulting Agreement with Monarch Bay Management Company dated July 1, 2006 (10)
14.1	Code of Ethics for Senior Financial Officers (11)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Chisholm Bierwolf & Nilson, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Management contract and/or compensatory plan, contract or arrangement

* Filed herewith

(1)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2006.
(2)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on July 14, 2004.
(3)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-QSB, as filed with the SEC on July 17, 2006.
(4)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.
(5)	Incorporated herein by reference to Remote Dynamics, Inc.’s Registration Statement on Form S-1, as amended (No. 33-9 1486), as declared effective by the SEC on June 22, 1995
(6)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on September 7, 2005.
(7)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K/A, as filed with the SEC on March 1, 2006.
(8)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.
(9)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 22, 2007.
(10)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2007.
(11)	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.

Item 14.        Principal Accountant Fees and Services

On March 23, 2007, the Audit Committee of our Board of Directors approved the engagement of Chisholm Bierwolf & Nilson LLC (“CBN”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended December 31, 2006. On March 8, 2006, the Audit Committee of our Board of Directors approved the engagement of KBA Group LLP (“KBA”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended August 31, 2006. Prior to March 8, 2006, our principal independent public accountant was BDO Seidman, LLP (“BDO”). Audit fees billed by Chisholm, Bierwolf & Nilson relate to the audits for the fiscal years ending December 31, 2007 and 2006. On March 27, 2007, the Company changed is fiscal year end from August 31 to December 31. The accountant fees paid to KBA Group and BDO Seidman relate to the previous fiscal year reporting of August 31. Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below. Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Year Ended December 31,
	2007	2006

Chisholm, Bierwolf & Nilson
Audit fees	$31,254	$28,000
Audit-related fees (a)	$797	-
Tax fees (b)	$-	-
Registration Statement Fees	$-	-
All other fees	$303	-

KBA Group
Audit fees	$66,600	$47,000
Audit-related fees (a)	$-	23,350
Tax fees (b)	$-	19,050
Registration Statement Fees	$-	12,000
All other fees	$15,975	12,150

BDO Seidman
Audit fees	$-	$-
Audit-related fees (a)	$-	-
Tax fees (b)	$-
Registration Statement Fees	$-	30,000
All other fees	$10,000	-

Hartman, Leito & Bolt, LLP		$-
Audit fees	$-	-
Audit-related fees (a)	$-	-
Tax fees (b)	$14,805	-
Registration Statement Fees	$-	-
All other fees	$-	-

(a) Audit-related fees primarily include research services to validate certain accounting policies.

(b) Tax fees include costs for the preparation of our corporate income tax return.

In accordance with the Audit Committee Charter of our Audit Committee (“Charter”), all audit and non-audit services to be provided by our principal accountant relating to the audit of our financial statements must be pre-approved by our Audit Committee. The Charter further provides that if the services to be rendered by our principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by us to our principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by us at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or by one or more members of our Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by our Audit Committee. All the services provided by our principal accountants during the fiscal years ended December 31, 2007 and 2006 were pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2008	REMOTE DYNAMICS, INC.
(Registrant)

	By:	/s/ GARY HALLGREN
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	March 20, 2008
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and	March 20, 2008
David Walters	Accounting Officer)

/s/ DENNIS ACKERMAN	Director	March 20, 2008
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	March 20, 2008
Keith Moore

/s/ THOMAS FRIEDBERG	Director	March 20, 2008
Thomas Friedberg

ANNUAL REPORT ON FORM 10-KSB
ITEM 7
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 and 2006
REMOTE DYNAMICS, INC.
PLANO, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Remote Dynamics, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Remote Dynamics, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remote Dynamics, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
March 20, 2008

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$228	$121
Accounts receivable, net of allowance for doubtful accounts of $54 and $67, respectively	526	534
Due from related parties	71	-
Inventories, net of reserve for obsolescence of $7 and $112, respectively	158	287
Deferred product costs - current portion	352	157
Lease receivables and other current assets, net	466	414

Total current assets	1,801	1,512

Property and equipment, net of accumulated depreciation and amortization of $154 and $112, respectively	157	371
Deferred product costs - non-current portion	336	154
Goodwill	616	616
Customer Lists, net	2,162	2,714
Software, net	674	846
Tradenames, net	59	74
License right, net	-	57
Deferred financing fees, net	191	165
Lease receivables and other assets, net	135	352

Total assets	$6,131	$6,861

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,530	$1,386
Accounts payable - related parties	75	55
Deferred product revenues - current portion	1,197	1,035
Series A convertible notes payable (net of discount of $392 and $3,193, respectively)	3,801	1,242
Series B convertible notes payable (net of discount of $1,543 and $113, respectively)	5,007	189
Note payable - HFS (net of discount of $1,716)	-	284
Note payable - related parties	250	250
Accrued expenses and other current liabilities	1,770	1,701
Accrued expenses and other current liabilities - related parties	60	36

Total current liabilities	13,690	6,178

Deferred product revenues - non-current portion	590	894
Capital leases, less current portion	11	79
Series B convertible notes payable - non-current (net of discount of $0 and $906, respectively)	-	1,509
Other non-current liabilities	99	321

Total liabilities	14,390	8,981

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 650 shares authorized, 522 and 559.5 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively (redeemable in liquidation at an aggregate of $5,220,000 at December 31, 2007)	134	146
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value, 10,000 shares authorized, 5,202 and 5,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively (redeemable in liquidation at an aggregate of $5,202,000 at December 31, 2007)	-	-
Stockholders' deficit:
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,393,231 shares issued and 1,374,632 outstanding at December 31, 2007, retroactively restated; 230,000,0000 shares authorized, 1,245,108 shares issued and 1,226,509 outstanding at December 31, 2006, retroactively restated	14	12
Treasury stock, 18,599 shares at December 31, 2007 and 2006, at cost	-	-
Additional paid-in capital	897	805
Accumulated deficit	(9,304)	(3,083)

Total stockholders' deficit	(8,393)	(2,266)

Total liabilities and stockholders' deficit	$6,131	$6,861

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	December 31,
	2007	2006
Revenues
Service	$3,176	$286
Ratable product	1,385	234
Product	160	144

Total revenues	4,721	663

Cost of revenues
Service	1,245	229
Ratable product	330	118
Product	186	294

Total cost of revenues	1,761	641

Gross profit	2,960	22

Expenses:

General and administrative	1,766	495
Sales and marketing	774	317
Engineering	719	83
Depreciation and amortization	949	184
Goodwill impairment		411

Total expenses	4,208	1,490

Operating loss	(1,248)	(1,468)

Other income (expenses):

Interest income	105	21
Interest expense	(4,757)	(680)
Other income	383	-
Loss on extinguishment of debt	(341)	(558)
Loss on extinguishment of redeemable preferred stock	(363)	(121)

Total other income (expenses)	(4,973)	(1,338)

Loss before income taxes	(6,221)	(2,806)

Income tax benefit	-	-

Net loss	(6,221)	(2,806)

Net loss per common share - basic and diluted	$(4.70)	$(6.71)

Weighted average number of common shares outstanding:
Basic and diluted	1,325	418

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2007
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, December 31, 2005	20,000	$-	$-	-	$-	$(278)	$(277)

Capital contribution into BounceGPS	-	-	1,146	-	-	-	1,146
BounceGPS common stock exchanged	(20,000)	-	-	-	-	-	-
Remote Dynamics common stock acquired in share exchange	1,199,108	12	(9)	18,599	$-	-	3
Issuance of warrants in connection with debt offering	-	-	182	-	-	-	182
Beneficial conversion feature of convertible notes	-	-	52	-	-	-	52
Issuance of Series B Notes to BMSI in share exchange	-	-	(577)	-	-	-	(577)
Common stock issued for services	46,000	-	11	-	-	-	11
Net loss	-	-	-	-	-	(2,805)	(2,805)

Balance, December 31, 2006	1,245,108	$12	$805	18,599	$-	$(3,083)	$(2,266)

Common stock issued for services	51,384	1	8	-	-	-	9
Issuance of warrants in connection with Series B debt offering	-	-	45	-	-	-	45
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes	-	-	5	-	-	-	5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes	-	-	6	-	-	-	6
Conversion of Series A Notes to common stock	12,640	-	10	-	-	-	10
Conversion of HFS Note to Series B Notes	-	-	13	-	-	-	13
Common stock issued as partial principal payments on Series A Notes	65,500	1	5	-	-	-	6
Net loss	-	-	-	-	-	(6,221)	(6,221)

Balance, December 31, 2007	1,374,632	$14	$897	18,599	$-	$(9,304)	$(8,393)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (1 of 2)
(in thousands)

	Year ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,221)	$(2,806)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	154	112
Amortization of customer lists and other intangibles	795	70
Amortization of deferred financing fees	85	-
Accretion of HFS note payable	618	134
Accretion of Series A notes	2,628	201
Accretion of Series B notes	625	35
Goodwill impairment	-	411
Provision for bad debt	72	13
Loss on extinguishment of debt	341	558
Loss on extinguishment of redeemable preferred stock	363	121
Loss on retirement of fixed assets	55	-
Common stock issued for services	9	11
Changes in operating assets and liabilities:
Accounts receivable	(214)	37
Due from related parties	(71)	-
Inventory	128	200
Deferred product costs	(377)	78
Lease receivables and other assets	133	(12)
Deferred product revenue	(142)	(121)
Accounts payable	260	(33)
Accounts payable - related parties	20	55
Accrued expenses and other liabilities	(148)	224

Net cash used in operating activities	(887)	(712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition		(450)
Cash acquired from reverse merger transaction		107
Payments made to acquire property and equipment	(1)	(3)

Net cash used in investing activities	(1)	(346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	982	315
Proceeds from line of credit	69
Proceeds from capital contribution of Parent	-	1,011
Payments on capital leases and other notes payable	(56)	(148)

Net cash provided by financing activities	995	1,178

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	107	120
CASH AND CASH EQUIVALENTS, beginning of year	121	1

CASH AND CASH EQUIVALENTS, end of year	228	121

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (2 of 2)
(in thousands)

	Twelve months ended December 31,
	2007	2006
Supplemental Cash Flow Information:
Interest paid	$7	$1
Income taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for services	$9	$11

Fair value of assets acquired in acquisition:
Net assets acquired	$-	$289
Identifiable intangible assets (customer lists)	$-	$50
Goodwill	$-	$361

Purchase Price:
Cash	$-	$450
Note Payable	$-	$250

Total Purchase Price of Acquisition	$-	$700

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS OVERVIEW, ACQUISITIONS AND GOING CONCERN

Organization and Business Overview

The consolidated financial statements presented are those of Remote Dynamics, Inc. and its wholly-owned subsidiaries, BounceGPS, Inc. (formerly known as Huron Holdings, Inc.) and HighwayMaster of Canada, LLC.

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

Our new REDIview product line forms the basis of our business plan for 2008 and beyond and is the foundation for expected growth in revenues and ultimately profitability. In implementing our new business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line.

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

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”). Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 618,750 shares (30,937,500 shares pre-reverse split) of Remote Dynamics common stock and, a F-4 Warrant to purchase 618,750 shares (30,937,500 shares pre-reverse split) of Remote Dynamics common stock.

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 88.0% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 61.3% of Remote Dynamics common stock (on a as-converted, fully diluted basis). Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period. The statement of stockholder's deficit is that of BounceGPS with an increase in the number of shares outstanding of 1,199,108 (59,955,408 pre-reverse split) that represents the shares retained by the Remote Dynamics stockholders.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

The $3,761,000 of acquired intangible assets includes (i) registered trademarks of $75,000 (5-year weighted-average useful life); (ii) customer lists of $2,760,000 (5-year weighted-average useful life); and (iii) computer software of $860,000 (5-year weighted-average useful life). The $616,000 of goodwill was assigned to our only segment and is not deductible for tax purposes.

We estimated the fair value of our performance obligations under existing contracts of $1,340,000 in accordance with EITF Issue No. 01-03 “Accounting in a Business Combination for Deferred Revenue of an Acquiree”. Of this amount, $752,000 was reflected within the current portion of deferred revenue and $588,000 was included within the non-current portion of deferred revenue. Additionally, we recorded acquired deferred revenue of $241,000 in current and $248,000 in non-current deferred product revenues.

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

Other Acquisitions

On June 30, 2006, BounceGPS purchased certain assets of a communications business from DataLogic International, Inc. The transaction was accounted for using the purchase method of accounting. Thus, the results of operations of this business are included in the accompanying consolidated financial statements from the acquisition date. The total purchase price of $700,000 consisted of cash payment of $450,000 and note payable in the amount of $250,000.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (000s):

Purchase Price:
Cash	$450
Note Payable	250

Total Purchase Price of Acquisition	$700

Assets Aquired:
Net assets acquired	$289
Identifiable intangible assets (customer lists)	50
Goodwill	$361

Total Assets Acquired	700

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

Going Concern

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis. We do not expect to achieve profitability for 2008.  Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2008. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into the fourth quarter of 2008.

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

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $10.7 million, as of December 31, 2007. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. In 2007, we received proceeds of $982,000 from closing under our Series B Note financing. The final closing of the Series B Note financing (which would provide us with gross proceeds of $238,500) would occur within five business days after the date that an initial resale registration statement for the shares underlying the notes and warrants issued in the private placement is declared effective by the Securities and Exchange Commission, subject to certain other conditions being satisfied, including no material adverse effect on our business, operations, properties, prospects, or financial condition having occurred. We currently do not expect to satisfy the conditions to the final closing of the Series B Note financing. As a result, unless the investors agree to waive such conditions, we do not expect to receive any additional proceeds from the financing.

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

As of March 14, 2008, approximately $2,669,891 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,523,928 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $1,114,354 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

We do not currently have the cash on hand to repay amounts due under our secured convertible notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Estimates Inherent in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the collectibility of accounts receivable and lease receivables, the valuation of goodwill and intangibles, the valuation of common and preferred stock, the valuation of convertible notes payable, and the valuation allowance of the deferred tax asset.  Actual results could differ from those estimates.

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred. All sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years. Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability in the Consolidated Balance Sheets under the captions “Deferred product revenues - current portion” and “Deferred product revenues non-current portion.” If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination. Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

Financial Instruments

We consider all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2007 and at various times during the year ended December 31, 2007, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

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

	December 31,
	2007	2006

Beginning balance	$67	$-
Additions	31	72
Deductions	(44)	(5)
Ending balance	$54	$67

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

Property and Equipment

Property and equipment is stated at cost and depreciated on a straightline basis over the estimated useful lives of the various classes of assets, which generally ranged from two to seven years. After the reverse merger transaction and the associated purchase accounting, the new fair value of Remote Dynamic’s property and equipment is being depreciated on a straight-line basis over the estimated applicable remaining useful lives which generally ranged from one to five years. Maintenance and repairs costs are expensed as incurred.

Research and Development Costs

We expense research and development costs as incurred. During the fiscal years ended December 31, 2007 and 2006, we incurred $21,000 and $-0-, respectively, of research and development costs

Valuation of Long-Lived Assets

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Restricted Stock

On July 2, 2004, Remote Dynamics adopted the Restated 2004 Management Incentive Plan (the “Incentive Plan”). The Incentive Plan allows for the issuance of up to 700,000 restricted shares of common stock to management. As of December 31, 2006, 565,000 shares of restricted stock had been issued to certain members of the senior management and 220,000 shares of restricted stock were retired. These restricted shares are accounted for in accordance with variable plan accounting, which requires that the fair value of the shares be measured and charged to the income statement upon determination that the fulfillment of the performance criteria has been met or is probable. We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2007 and 2006.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued FAS 123R, which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed FAS 123 methodology and amounts. Prior periods presented are not required to by restated. We adopted FAS 123R as of January 1, 2006 and applied the standard using the modified prospective method. Remote Dynamics extinguished all prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date. As discussed above, we have issued restricted stock to certain members of senior management which have either been issued or retired as of December 31, 2006. We did not incur any expense associated with these restricted shares during the fiscal years ended December 31, 2007 and 2006.

Beneficial Conversion Feature

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5 ("EITF 98-5"), Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Notes 8 and 10). For the years ended December 31, 2007 and 2006, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Years Ended December 31,
	2007	2006
Convertible notes payable	33,014,075	9,552,038
Convertible preferred stock	57,583,631	16,795,385
Outstanding warrants to purchase common stock	12,245,930	5,787,440

Stock warrants issued and outstanding total 12,245,930 at December 31, 2007.

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

Financial Accounting Standards No. 141 (R) (“FAS 141”)  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.  SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated financial statements.

Financial Accounting Standards No. 160 (R) (“FAS 160”)  In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2007	2006

Complete systems	$67	$205
Component parts	98	194
Reserve for obsolescence - systems	-	(65)
Reserve for obsolescence - parts	(7)	(47)
	$158	$287

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	4	2
Capitalized software costs	62	62
Leasehold improvements	-	-
Vehicles, computer equipment, and other equipment	245	419
	311	483
Less: accumulated depreciation and amortization	(154)	(112)
	$157	$371

Total depreciation and amortization expense related to property and equipment charged to operations during the year ended December 31, 2007 and 2006 was $154,000 and $112,000, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following as of December 31, 2007 and 2006 (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				December 31,	Period
	2006	Addition	Amortization	Impairment	2007	(in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,714	-	(552)		2,162	47
VMI License Right	57	-	(57)		-	0
Software	846	-	(172)		674	47
Tradenames	74	-	(15)		59	47

Total amortization expense for the other intangible assets for the year ended December 31, 2007 and 2006 was approximately $796,000 and $70,000, respectively.

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

The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy. The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2007	2006

Minimum lease payments receivable	$381	$661
Less: Allowance for uncollectibles	(16)	(88)

	365	573

Less: Unearned interest income	(55)	(108)

Net investment in sales-type leases	$310	$465

The long-term portion of the net investment in sales-type leases at December 31, 2007 and 2006 was $279,000 and $442,000, respectively.

Total minimum lease payments receivable on sales-type leases as of December 31, 2007 are as follows (in thousands):

Fiscal Year Ending December 31,	2007

2008	237
2009	136
2010	8

Total minimum lease payments receivable	$381

Income from operating leases is recognized ratably over the term of the leases. Total future minimum rental payments due under operating leases as of December 31, 2007 are as follows (in thousands):

Fiscal Year Ending December 31,	2007

2008	$-
2009	-
2010	-

Total minimum rental payments	$-

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006

Capital leases - current portion	36	133
Property, franchise, and other taxes payable	110	172
Accrued warranty costs	68	127
Accrued vacation	37	67
Accrual for Series A & B default penalty and interest	1,114	302
Legal, accounting, interest and other accruals	405	900

	$1,770	$1,701

8.	NOTES PAYABLE

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $44,051 of interest expense as of December 31, 2007. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc. See Note 12 for further discussion on related party transactions.

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

On May 8, 2007, Remote Dynamics and HFS completed an exchange transaction in which: (a) the $2,000,000 convertible promissory note originally issued by the Company to HFS was cancelled, and (b) Remote Dynamics issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 937,500 (46,875,000 pre-reverse split) shares of our common stock and (iv) our series F-4 warrants to purchase 937,500 (46,875,000 pre-reverse split) shares of our common stock. The Company recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of 2007 in relation to the exchange.

The following table summarizes the HFS Note Payable as of December 31, 2007 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total HFS Note Payable - December 31, 2006	$2,000	$1,716	$284

Accretion of HFS Note from January 1, 2007 to May 8, 2007	-	(616)	616

Conversion to Series B on May 8, 2007	$(2,000)	$(1,100)	$(900)

Total HFS Note Payable - December 31, 2007	$-	$-	$-

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $10.00 per share (which adjusted to $0.80 per share upon the issuance of series B subordinated secured convertible notes discussed below). The conversion price adjusted to $0.32 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 412,500 (20,625,000 pre-reverse split) shares in the aggregate of common stock at an initial exercise price of $20.00 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants adjusted to $0.80 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The exercise price of the series A-7 warrants further adjusted to $0.32 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 38,000 of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 275,000 (13,750,000 pre-reverse split) shares in the aggregate of common stock at an initial exercise price of $45.00 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants adjusted to $0.80 per share upon the issuance of the Company’s series B subordinated secured convertible notes as discussed below. The exercise price of the series B-4 warrants further adjusted to $0.32 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 26,000 of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 550,000 (27,500,000 pre-reverse split) shares in the aggregate of common stock at an initial exercise price of $10.50 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants adjusted to $0.80 per share upon the issuance of our series B subordinated secured convertible notes as discussed below. The exercise price of the series C-3 warrants further adjusted to $0.32 effective June 30, 2007 as the Company did not meet certain financial and operating milestones specified in its Series B Notes, as discussed below. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 50,000 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 385,000 (19,250,000 pre-reverse split) shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $17.50 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•
Warrants issued to the placement agents in the financing to purchase 50,000 (2.5 million pre-reverse split) shares of common stock at an exercise price per share equal to $10.00 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $717,245 in default interest and liquidated damages under the Series A Notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In February, 2008, holders of $1,523,928 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

In March, 2008, we resumed making payments to certain of our Series A note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

The following table summarizes the Series A Notes as of December 31, 2007 (000’s):

	Principal	Less Discount	Carrying Amount

Total Series A Notes - December 31, 2006	$4,435	$3,193	$1,242

Exchange of Series A Notes for Series B Notes - January 10, 2007	(113)	(86)	(26)

Exchange of Series A Notes for Series B Notes - March 26, 2007	(113)	(86)	(26)

Exchange of Series A Notes for Common Stock - April 18, 2007	(10)	-	(10)

Partial Principal Payment - June 29, 2007	(5)	-	(5)

Partial Principal Payment - July 5, 2007	(0)	-	(0)

Accretion of Series A Notes from January 1, 2007 to December 31, 2007	-	(2,628)	2,628

Total Series A Notes - December 31, 2007	$4,194	$392	$3,801

Series B Note Financing

On November 30, 2006, Remote Dynamics entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, Remote Dynamics will receive up to $1,754,000 in gross proceeds (of which BMSI has committed to provide $1,200,000) from the sale of up to (i) $1,754,000 principal amount of its series B subordinated secured convertible promissory notes (“Series B Notes’), (ii) $701,600 principal amount of its original issue discount series B subordinated secured convertible promissory notes (“Series B OID Notes”), (iii) its series E-7 warrants (“E-7 Warrants”) to purchase 1,644,375 (82,218,750 pre-reverse split) shares of the Company’s common stock and (iv) its series F-4 warrants (“F-4 Warrants”) to purchase 1,644,375 (82,218,750 pre-reverse split) shares of the Company’s common stock.

•
The Series B Notes and the Series B OID Notes are secured by all of the Company’s assets, subject to existing liens, are due December 4, 2009 and begin amortization of principal (in nine quarterly installments) on August 1, 2007. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes and Series B OID Notes are convertible into the Company’s common stock at an initial conversion price of $0.80 per share, subject to reduction if the Company fails to achieve specified financial and operating milestones and subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The conversion price was adjusted to $0.32 effective June 30, 2007 as the Company failed to achieve financial and operating milestones specified in the Series B Notes.

•
The E-7 Warrants have an exercise price of $1.00 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The E-7 Warrants are exercisable for a seven-year period from the date of issuance.

•
The F-4 Warrants have an exercise price of $1.50 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The F-4 Warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

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

The first closing occurred on December 4, 2006. Gross proceeds provided by the first closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 411,094 (20,554,688 pre-reverse split) shares of our common stock and (iv) F-4 Warrants to purchase 411,094 (20,554, 688 pre-reverse split) shares of our common stock.

On January 10, 2007, the Company closed on the second round of the Series B Note financing. Gross proceeds provided by the second closing totaled $438,500, accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 411,094 (20,554,688 pre-reverse split) shares of our common stock and (iv) F-4 Warrants to purchase 411,094 (20,554, 688 pre-reverse split) shares of our common stock.

On March 26, 2007, the Company closed on the third round of funding. Gross proceeds provided by the third closing totaled $438,500; accordingly, the Company issued (i) $438,500 principal amount of Series B Notes, (ii) $175,400 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 411,094 (20,554,688 pre-reverse split) shares of our common stock and (iv) F-4 Warrants to purchase 411,094 (20,554,688 pre-reverse split) shares of our common stock.

In October 2007, the Company closed on a portion of the fourth round of Series B Note financing, whereby BMSI funded $200,000 of its $300,000 obligation. BMSI waived the fourth round closing conditions with respect to the amounts funded. The Company issued to BMSI (i) $200,000 principal amount of Series B Notes, (ii) $80,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 187,500 (9,375,000 pre-reverse split) shares of our common stock and (iv) F-4 Warrants to purchase 187,500 (9,375,000 pre-reverse split) shares of our common stock.

As a result of the financing and pursuant to the terms of "most favored nations" rights granted to investors in the Company’s February 2006 private placement of the Series A Notes, the Company agreed to issue certain of our February 2006 private placement investors, in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 1,543,833 (77,191,646 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 1,543,833 (77,191,646 pre-reverse split) shares of the Company’s common stock. Remote Dynamics will receive no additional proceeds from the exchange. Only a portion of the above exchanged notes occurred during the year ended December 31, 2006, with the remaining exchanges occurring over the second, third, and fourth closings. As of December 31, 2006, Remote Dynamics had issued (i) $716,672 principal amount of Series B Notes, (ii) $286,669 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 671,880 (33,594,000 pre-reverse split) shares of its common stock and (iv) F-4 Warrants to purchase 671,880 (33,594,000 pre-reverse split) shares of its common stock, in exchange for $675,922 principal amount of the Series A Notes. In conjunction with the fair value adjustments required under purchase accounting, the $675,922 principal amount of Series A Notes was valued at $158,699. Accordingly, the Company recorded a loss on extinguishment of debt totaling $557,973 during the year ended December 31, 2006.

On January 10, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 134,401 (6,720,047 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 134,401 (6,720,047 pre-reverse split) shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes. In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440. Accordingly, the Company recorded a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

On March 26, 2007, the Company issued (i) $143,361 principal amount of Series B Notes, (ii) 57,344 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 134,401 (6,720,047 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 134,401 (6,720,047 pre-reverse split) shares of the Company’s common stock, in exchange for $112,611 principal amount of the Series A Notes. In conjunction with the fair value adjustments required under purchase accounting, the $112,611 principal amount of Series A Notes were valued at $26,440. Accordingly, the Company recorded a loss on extinguishment of debt totaling $116,922 during the first quarter of fiscal year 2007 in relation to this exchange.

In addition, the Company agreed to issue, in exchange for 50 shares of its Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS Capital Group SPC, Ltd. ) an additional (i) $500,000 principal amount of Series B Notes, (ii) $200,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 468,750 (23,437,500 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 468,750 (23,437,500 pre-reverse split) shares of the Company’s common stock. Only a portion of the exchange occurred during the year ended December 31, 2006, and the remaining exchanges occurred over the second and third closings. As of December, 31, 2006, the Company had issued (i) $125,000 principal amount of Series B Notes, (ii) $50,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 117,188 (5,859,375 pre-reverse split) shares of its common stock and (iv) F-4 Warrants to purchase 117,188 (5,859,375 pre-reverse split) shares of its common stock, in exchange for 12.5 shares of Series B convertible preferred stock. In conjunction with the fair value adjustments required under purchase accounting, the 12.5 shares of Series B convertible preferred stock were valued at $3,970. Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $121,031 during the year ended December 31, 2006.

On January 10, 2007, the Company issued (i) $125,000 principal amount of Series B Notes, (ii) $50,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 117,188 (5,859,375 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 117,188 (5,859,375 pre-reverse split) shares of the Company’s common stock, in exchange for 12.5 shares of Series B convertible preferred stock. In conjunction with the fair value adjustments required under purchase accounting, the 12.5 shares of Series B convertible preferred stock were valued at $3,970. Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $121,031 during the first quarter of fiscal year 2007 in relation to this exchange.

On March 26, 2007, the Company issued (i) $250,000 principal amount of Series B Notes, (ii) $100,000 principal amount of Series B OID Notes, (iii) E-7 Warrants to purchase 234,375 (11,718,750 pre-reverse split) shares of the Company’s common stock and (iv) F-4 Warrants to purchase 234,375 (11,718,750 pre-reverse split) shares of the Company’s common stock, in exchange for 25 shares of Series B convertible preferred stock. In conjunction with the fair value adjustments required under purchase accounting, the 25 shares of Series B convertible preferred stock were valued at $7,940. Accordingly, the Company recorded a loss on extinguishment of convertible preferred stock of $242,060 during the first quarter of fiscal year 2007 in relation to this exchange.

In connection with the private placement, the Company agreed to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 328,875 (16,443,750 pre-reverse split) shares of the Company’s common stock, with each warrant having an exercise price of $0.80 per share (which adjusted to $0.32 per share as discussed above) and being exercisable for ten years, (c) E-7 Warrants to purchase 246,656 (12,332,813 pre-reverse split) shares of the Company’s common stock, and (d) F-4 Warrants to purchase 246,656 (12,332,813 pre-reverse split) shares of the Company’s common stock. The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of December 31, 2007. Fees paid as of December 31, 2007, included a cash sales commission of $112,860, warrants to purchase 246,656 (12,332,814 pre-reverse split) shares of the Company’s common stock, E-7 Warrants to purchase 184,992 (9,249,609 pre-reverse split) shares of the Company’s common stock, and F-4 Warrants to purchase 184,992 (9,249,609 pre-reverse split) shares of the Company’s common stock. The Company also agreed to pay $60,000 ($15,000 per closing) to Monarch Bay Management Company for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The issuance of the Series B Notes triggered anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $10.00 to $0.80 per share, (b) the exercise price of the Series A-7 warrants changed from $20.00 to $0.80 per share, (c) the exercise price of the Series B-4 warrants changed from $45.00 to $0.80, and (d) the exercise price of our Series C-3 warrants changed from $10.50 to $0.80 per share. In addition, the transaction triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $87.50 to $4.50 per share and increasing the number of shares of common stock for which the warrants can be exercised from 14,000 (700,000 pre-reverse split) to 261,068 (13,053,378 pre-reverse split).

Effective June 30, 2007, the Company failed to meet certain financial and operating milestones specified in the Series B Notes and, as a result, the conversion price of the series B Notes was reduced from $0.80 per share to $0.32 per share. The reduction in the conversion price of the Series B Notes triggered further anti-dilution adjustments to the conversion price of the Series A Notes and the exercise price of the common stock purchase warrants issued in connection with the Series A Notes as follows: (a) the conversion price of the Series A Notes changed from $0.80 to $0.32 per share, (b) the exercise price of the Series A-7 warrants changed from $0.80 to $0.32 per share, (c) the exercise price of the Series B-4 warrants changed from $0.80 to $0.32 per share, and (d) the exercise price of our Series C-3 warrants changed from $0.80 to $0.32 per share. In addition, the conversion price adjustment triggered an anti-dilution adjustment to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $4.50 to $3.00 per share and increasing the number of shares of common stock for which the warrants can be exercised from 261,068 (13,053,378 pre-reverse split) to 395,887 (19,794,332 pre-reverse split).

Under the terms of the Series B Note and Warrant Purchase Agreement, the Company has agreed to use its commercially reasonable efforts to obtain stockholder approval for an increase in the number of its authorized shares of common stock to at least 575,000,000 and a one-for-fifty reverse stock split of its common stock.

On November 14, 2007, the Company completed an increase in the number of its authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of its common stock. The share information disclosed within this Form 10K is post-split.

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

We have failed to comply with certain of our other obligations relating to the Series B Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of December 31, 2007, we have accrued $397,100 in default interest and liquidated damages under the Series B Notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, we commenced making payments to certain of our Series B note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

We do not currently have the cash on hand to repay amounts due under our Series B Notes if the note holders elect to exercise their repayment or other remedies. If our efforts to restructure or otherwise satisfy our obligations under the notes are unsuccessful, and we are unable to raise enough money to cover the amounts payable under the notes, we may be forced to restructure, file for bankruptcy, sell assets or cease operations.

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

The following table summarizes the Series B Notes as of December 31, 2007 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series B Notes - December 31, 2006	$2,716	$1,019	$1,698

Issuance of Series B Notes - January 10, 2007	614	184	429

Exchange of Series A Notes to Series B Notes - January 10, 2007	201	60	140

Exchange of Series B Preferred Stock to Series B Notes - January 10, 2007	175	53	122

Issuance of Series B Notes - March 26, 2007	614	181	433

Exchange of Series A Notes to Series B Notes - March 26, 2007	201	59	141

Exchange of Series B Preferred Stock to Series B Notes - March 26, 2007	350	103	247

HFS Conversion - May 8, 2007	1,400	414	986

Issuance of Series B Notes - October 10, 2007	280	94	186

Accretion of Series B Notes from January 1, 2007 to December 31, 2007	-	(625)	625

Total Series B Notes - December 31, 2007	$6,550	$1,543	$5,007

The following table summarizes the Company’s convertible notes payable by maturity dates as of December 31, 2007 (000’s) (as the Company currently is not in compliance with certain of its obligations relating to the Series A and Series B Notes, the Company is classifying the convertible notes payable as a current liability on the balance sheet):

		Less	Carrying
	Principal	Discount	Amount
Fiscal Year ending December 31, 2007	$4,941	$635	$4,306
Fiscal Year ending December 31, 2008	$3,377	$729	$2,648
Fiscal Year ending December 31, 2009	$2,425	$571	$1,854
	$10,743	$1,935	$8,808

Accounting for Series B Notes and Warrant Purchase Agreement

In connection with the convertible Series B Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 7.08 million shares (354 million shares pre-reverse split) of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $388,000 using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $260,000 and was recorded as additional paid-in-capital and a debt discount. The debt discount will be amortized to interest expense over the terms of the notes.

Additionally, the Series B Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Series B Notes and OID Notes into shares of our common stock at a deemed effective fair value conversion price of $0.70 per share ($0.014 per share pre-reverse split), which on the date of issuance, was lower than the price of our common stock of $0.75 per share ($0.015 per share pre-reverse split). The total amount of the beneficial conversion feature was approximately $51,000. This amount was recorded as additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Series B Notes or to the date of the conversion.

We recorded $217,676 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the fiscal year ended December 31, 2007, $85,000 of the deferred financing fees was amortized to interest expense.

Capital Leases Payable

We lease certain vehicles, computer equipment, and other equipment under capital leases. As of December 31, 2007 and 2006, assets under capital leases included in “Property and equipment” on our Consolidated Balance Sheets, were $83,000 and $368,000, net of accumulated depreciation of $26,000 and $83,000 respectively.

The following is a schedule of our future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands).

Fiscal year ending December 31,
2008	$27
2009	11
2010	-

Total minimum lease payments	39

Less: amount representing interest	(2)

Present value of net minimum lease payments	$37

9.	INCOME TAXES

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2.1 million as of December 31, 2007 that will be offset against future taxable income. The available net operating loss carry forwards of approximately $2.1 million expire in various years through 2027. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account is as follows (in thousands):

	December 31,
	2007	2006

Deferred tax asset:
NOL Carryforward	$713	$477
Valuation allowances	(713)	(477)
Total	$-	$-

The components of income tax expense are as follows:

Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL benefit	236	431
Change in valuation allowance	(236)	(431)
	$-	$-

The Company’s effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards and permanent differences.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statement of operations:

	December 31,
	2007	2006

Tax at federal statutory rate	(34)%	(34)%
State tax expense, net of federal tax effect	(5)	(5)
Permanent differences	38	31
Change in valuation allowance	2	9
	-	-

10.	STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS

Common Stock

As of December 31, 2007 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 1,393,231 common stock shares issued and 1,374,632 shares outstanding.

As of December 31, 2006 we had 230,000,000 shares of common stock authorized with a par value of $0.01. We had 1,245,108 (62,255,408 pre-reverse split) common stock shares issued and 1,226,509 (61,325,460 pre-reverse split) shares outstanding.

During 2007, the Company issued 51,384 shares of common stock for $9,000 of professional services. These shares were valued at $9,000 and are included in general and administrative expenses for the year ended December 31, 2007.

During 2007, the Company issued 12,640 (632,000 pre-reverse split) shares of its common stock for conversion of $10,000 of principal amount Series A convertible notes.

During 2007, the Company issued 65,500 (3,275,000 pre-reverse split) shares of its common stock as a partial principal payment of $6,000 on the Series A Notes convertible notes.

Series B Convertible Redeemable Preferred Stock

In September, 2005, Remote Dynamics closed the sale of $6.5 million of Series B convertible preferred stock and common stock purchase warrants in a private placement transaction with SDS previously entered into in May, 2005. As of December 31, 2007, 522 shares of the Series B convertible preferred stock remained outstanding. Each share has a face value of $10,000 ($5,220,000 in the aggregate).

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

Conversion. Each holder of Series B convertible preferred stock has the right to convert its shares of Series B convertible preferred stock into shares of our common stock at an original conversion price of $77.5 ($1.55 pre-reverse split) per share of common stock, subject to adjustment in the event of stock splits, stock dividends and similar distributions and events. In no event can any holder of Series B convertible preferred stock convert shares of Series B convertible preferred stock into shares of common stock or dispose of any shares of Series B convertible preferred stock to the extent that such conversion or disposition would result in the holder and its affiliates together beneficially owning or having the power to vote more than 9.99% of our outstanding shares of common stock.

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

•
With respect to the first warrant, the holder has the right to purchase up to 33,333 (1,666,667 pre-reverse split) shares of our common stock at an exercise price equal to $0.50 per share, subject to anti-dilution protections for stock splits and other similar pro rata events. The first warrant may be exercised at any time until September 2, 2010.

•
With respect to the second warrant, the holder has the right to purchase up to 14,000 (700,000 pre-reverse split) shares of our common stock at an exercise price equal to $87.50 per share. The second warrant may be exercised at any time until September 1, 2011. The remaining terms of the second warrant are identical to the first warrant except the second warrant contains certain anti-dilution price protections in the event of a dilutive stock issuance (in addition to anti-dilution protections for stock splits and other similar pro rata events). As discussed in Note 8, the Series B Note transaction triggered an anti-dilution adjustment to these warrants issued to SDS in September 2005 by changing the exercise price from $87.50 to $4.50 per share and increasing the number of shares of common stock for which the warrants can be exercised from 14,000 (700,000 pre-reverse split) to 261,068 (13,053,378 pre-reverse split).

•
Effective June 30, 2007, the Company failed to meet certain financial and operating milestones specified in the Series B Notes and, as a result, the conversion price of the series B Notes was reduced from $0.80 per share to $0.32 per share. The reduction in the conversion price of the Series B Notes triggered further anti-dilution adjustments to certain warrants issued to SDS in September 2005 in connection with the Series B preferred stock transaction, by changing the exercise price from $4.50 to $3.00 per share and increasing the number of shares of common stock for which the warrants can be exercised from 261,068 (13,053,378 pre-reverse split) to 395,887 (19,794,332 pre-reverse split).

•
With respect to the third warrant, the holder has the right to purchase up to 40,000 (2,000,000 pre-reverse split) shares of our common stock at an exercise price equal to $87.50 per share, subject to anti-dilution protections for stock splits and other similar pro rata events. The third warrant may be exercised at any time after March 2, 2006 until September 2, 2010.

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

2008	$59
2009	14
$73

During the year ended December 31, 2007 and 2006, total rent charged to operating expenses was approximately $70,000 and $41,000, respectively.

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

	Fiscal Years Ended
	December 31,
	2007	2006

Warranty product liability at beginning of period	$127	$-

Accruals for product warranties issued	56	132
Product replacements	(115)	(5)
Adjustments to pre-existing warranty estimates	-	-
Warranty product liability at end of period	$68	$127

The long-term portion of the warranty product liability at December 31, 2007 and 2006 was approximately $-0- and $-0-, respectively.

Retirement Plan

The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees. In order to attract and retain employees, the Company amended the Retirement Plan during 2000 to include a mandatory employer matching. Matching contributions during the fiscal years ended December 31, 2007 and 2006 were approximately $21,000 and $2,000 respectively.

Other Purchase Commitments

As of December 31, 2007, we had approximately $1,049,000 in primarily inventory-related purchase commitments.

Litigation

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

In June, 2006, BounceGPS, our wholly owned subsidiary, issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition of certain assets. Keith Moore (a member of our Board of Directors), was the CEO and Chairman of DataLogic International, Inc. at the time the note was issued. Mr. Moore was not a member of our Board of Directors or the board of directors of BounceGPS at the time the note was issued. Mr. Moore is not a member of the board of directors of BounceGPS.

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. As of December 31, 2006, the Company owed $15,000 to Strands for these services. The Company made payments totaling $45,000 during the year ended December 31, 2007.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash. Fees paid to MBCG totaled $80,000 and $100,000 for the years ended December 31, 2007 and 2006, respectively. Remaining amounts due to MBCG totaled $20,000 as of December 31, 2007.

On May 1, 2007, we entered into a Support Services Agreement with Strands. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The initial term of the Support Services Agreement expires May 1, 2008. Fees paid to Strands totaled $199,000 for the year ended December 31, 2007.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a FINRA registered firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008. No fees were paid to MBA in 2006 or 2007.

In 2006, while BounceGPS was a private company and a wholly owned subsidiary of BMSI, BMSI contributed additional capital of $1,146,000 into BounceGPS in the form of cash and the assumption of certain liabilities. This transaction occurred prior to our acquisition of the capital stock of BounceGPS.

On August 4, 2006, BounceGPS loaned $150,000 to a subsidiary of Monarch Staffing, Inc. at 10% per annum. David Walters (our Chairman) is also the Chairman of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. At the time of the loan, David Walters was the Chairman and Chief Executive Officer of BMSI (parent of BounceGPS at the time) and beneficially owned a majority of the outstanding common stock of BMSI. Mr. Moore was not a member of BMSI or BounceGPS at the time the note was issued, nor thereafter. The principal balance was repaid in full on September 11, 2006. On October 4, 2006, BounceGPS loaned $18,000 to the same related company. The principal balance was repaid in full on October 11, 2006. On October 5, 2006, BounceGPS loaned $95,000 to the same related company. The principal balance was repaid in full on October 11, 2006. BounceGPS also loaned $220,000 during late October and early November 2006 to the same related company. The entire outstanding balance of $220,000 was repaid on November 8, 2006. BounceGPS received interest payments of $636 during 2006 and interest receivables totaled $1,899 as of December 31, 2006. These loan transactions occurred prior to our acquisition of the capital stock of BounceGPS. At the time of the loan transactions, BounceGPS was a private company and a wholly owned subsidiary of BMSI.

On November 14, 2007, BounceGPS loaned $21,875 to BMSI. Interest accrued at an annual rate of 10%. David Walters, Chairman, is also the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. We received payment in full, including interest of $729 in March 2008.

On December 26, 2007, BounceGPS loaned $22,000 to Monarch Staffing, Inc. and $25,000 to a subsidiary of Monarch Staffing, Inc. Interest accrued at an annual rate of 10%. David Walters (our Chairman) is also the Chairman of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. David Walters (a member of our Board of Directors) is also a director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. We received payment in full, including interest of $1,175 in March 2008.

13.	SUBSEQUENT EVENTS

In February, 2008, holders of $1,523,928 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

In March, 2008, we resumed making payments to certain of holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. The initial payment was in the form of 7,787,535 shares of the Company’s common stock in satisfaction of $172,595 of obligations due under the notes. The represents an issuance price of $.027 per share (for the Series A Notes) and $.031 per share (for the Series B Notes). In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.