Form 10QSB
period 2008-03-31
Remote Dynamics Inc
filed 2008-05-15
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ___________ to ___________

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
Yes ☒ No ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of May 13, 2008
Common Stock, $.01 par value	341,474,535

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-QSB

INDEX

		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2008 and 2007	4

	Consolidated Statement of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2008	5

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22

Item 3	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 3	Defaults	28

Item 6	Exhibits	29

Signature		30

EXHIBITS:

EX – 31.1 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$50	$228
Accounts receivable, net of allowance for doubtful accounts of $43 and $54, respectively	588	526
Due from related parties	-	71
Inventories, net of reserve for obsolescence of $3 and $7, respectively	201	158
Deferred product costs - current portion	404	352
Lease receivables and other current assets, net	433	466
Total current assets	1,676	1,801

Property and equipment, net of accumulated depreciation and amortization of $172 and $154, respectively	145	157
Deferred product costs - non-current portion	336	336
Goodwill	616	616
Customer Lists, net	2,024	2,162
Software, net	631	674
Tradenames, net	55	59
Deferred financing fees, net	167	191
Lease receivables and other assets, net	100	135
Total assets	$5,750	$6,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,660	$1,550
Accounts payable - related parties	22	55
Deferred product revenues - current portion	1,151	1,197
Series A convertible notes payable (net of discount of $0 and $392, respectively)	4,070	3,801
Series B convertible notes payable (net of discount of $1,360 and $1,543, respectively)	5,135	5,007
Note payable - related parties	250	250
Accrued expenses and other current liabilities	1,852	1,770
Accrued expenses and other current liabilities - related parties	81	60
Total current liabilities	14,221	13,690

Deferred product revenues - non-current portion	592	590
Capital leases, less current portion	5	11
Other non-current liabilities	97	99
Total liabilities	14,915	14,390

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 650 shares authorized, 522 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (redeemable in liquidation at an aggregate of $5,220,000 at March 31, 2008)	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value, 10,000 shares authorized, 5,202 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively (redeemable in liquidation at an aggregate of $5,202,000 at March 31, 2008)	-	-

Stockholders' deficit:
Common stock, $0.01 par value, 750,000,000 shares authorized, 8,138,797 shares issued and 8,120,198 outstanding at March 31, 2008, retroactively restated; 230,000,0000 shares authorized, 1,393,231 shares issued and 1,374,632 outstanding at December 31, 2007, retroactively restated	81	14
Treasury stock, 18,599 shares at March 31, 2008 and December 31, 2007, respectively, at cost	-	-
Additional paid-in capital	1,025	897
Accumulated deficit	(10,405)	(9,304)
Total stockholders' deficit	(9,299)	(8,393)
Total liabilities and stockholders' deficit	$5,750	$6,131

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended March 31,
	2008	2007

Revenues
Service	$804	$735
Ratable product	336	467
Product	65	62
Total revenues	1,205	1,264

Cost of revenues
Service	355	381
Ratable product	113	66
Product	13	99
Total cost of revenues	481	546
Gross profit	724	718

Expenses:

General and administrative	401	582
Sales and marketing	185	200
Customer operations	76	38
Engineering	150	121
Depreciation and amortization	203	262
Total expenses	1,015	1,203

Operating loss	(291)	(485)

Other income (expenses):

Interest income	15	29
Interest expense	(825)	(1,454)
Other income	-	343
Loss on extinguishment of debt	-	(234)
Loss on extinguishment of redeemable preferred stock	-	(363)

Total other income (expenses)	(810)	(1,679)

Loss before income taxes	(1,101)	(2,164)

Income tax benefit	-	-

Net loss	(1,101)	(2,164)

Net loss per common share - basic and diluted	$(0.32)	$(1.70)

Weighted average number of common shares outstanding:
Basic and diluted	3,429	1,272

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
FOR THE PERIOD JANUARY 1, 2007 THROUGH MARCH 31, 2008
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 31, 2006	1,245,108	$12	$805	18,599	$-	$(3,083)	$(2,266)

Common stock issued for services	51,384	1	8	-	-	-	9
Issuance of warrants in connection with Series B debt offering	-	-	45	-	-	-	45
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes	-	-	5	-	-	-	5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes	-	-	6	-	-	-	6
Conversion of Series A Notes to common stock	12,640	-	10	-	-	-	10
Conversion of HFS Note to Series B Notes	-	-	13	-	-	-	13
Common stock issued as partial principal payments on Series A Notes	65,500	1	5	-	-	-	6
Net loss	-	-	-	-	-	(6,221)	(6,221)

Balance, December 31, 2007	1,374,632	$14	$897	18,599	$-	$(9,304)	$(8,393)

Common stock issued for services	332,662	3	11	-	-	-	14
Common stock issued as partial principal payments on Series A Notes	4,562,904	46	78	-	-	-	124
Common stock issued as partial principal payments on Series B Notes	1,850,000	18	39	-	-	-	57
Net loss	-	-	-	-	-	(1,101)	(1,101)

Balance, March 31, 2008	8,120,198	$81	$1,025	18,599	$-	$(10,405)	$(9,299)

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,101)	$(2,164)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	18	48
Amortization of customer lists and other intangibles	185	214
Amortization of debt discount	2	4
Amortization of deferred financing fees	24	18
Accretion of HFS note payable	-	462
Accretion of Series A notes	392	668
Accretion of Series B notes	183	107
Provision for bad debt	25	(3)
Loss on extinguishment of debt	-	234
Loss on extinguishment of redeemable preferred stock	-	363
Loss on retirement of fixed assets	-	55
Common stock issued for services	14	7
Changes in operating assets and liabilities:
Accounts receivable	(78)	(182)
Due from related parties	71	-
Inventory	(43)	76
Deferred product costs	(52)	(177)
Lease receivables and other assets	56	221
Deferred product revenue	(44)	(119)
Accounts payable	182	407
Accounts payable - related parties	(33)	-
Accrued expenses and other liabilities	74	(740)
Accrued expenses and other liabilities - related parties	22	-
Net cash used in operating activities	(103)	(501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(6)	(2)
Net cash used in investing activities	(6)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	-	782
Payment of line of credit	(69)	-
Payments on capital leases and other notes payable	-	(29)
Net cash (used) provided by financing activities	(69)	753

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(178)	250
CASH AND CASH EQUIVALENTS, beginning of period	228	121
CASH AND CASH EQUIVALENTS, end of period	50	371

	Three months ended March 31,
	2008	2007
Supplemental Cash Flow Information:
Interest paid	$2	$1
Income taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$124	$-
Common stock issued for partial principal payment on Series B Notes	$57	$-
Common stock issued for services	$14	$7

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

Remote Dynamics, Inc., a Delaware Corporation, (“Remote Dynamics”, “Company” and/or “We”) was originally incorporated on February 3, 1994. We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate private vehicle fleets. Our AVL solutions are designed for fleets of vehicles or equipment within diverse industry vertical markets such as construction, field services, distribution, limousine, electrical, plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to their bottom line.

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

Share Exchange Agreement

Huron Holdings, Inc., a Nevada Corporation, (“HHI”) was originally incorporated on December 15, 1999. HHI provided local courier delivery services to commercial and residential locations in the Phoenix area.  HHI utilized a fleet of delivery vans to perform these services on a contract basis for international based shipping and logistics companies. On June 30, 2006, HHI purchased certain assets (referred to as “BounceGPS”) from DataLogic International, Inc. On July 17, 2006, HHI changed its name to BounceGPS, Inc. (“BounceGPS”).

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”). Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 618,750 shares (30,937,500 shares pre-reverse split) of Remote Dynamics’ common stock, and a F-4 Warrant to purchase 618,750 shares (30,937,500 shares pre-reverse split) of Remote Dynamics’ common stock.

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics’ board of directors, management, 99.0% of the voting power of Remote Dynamics’ common stock outstanding, and beneficial ownership of approximately 62.5% of Remote Dynamics’ common stock (on a as-converted, fully diluted basis). Accordingly, the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.

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

We do not expect to achieve profitability for 2008 and we do not expect to achieve positive operating cash flow until at least the fourth quarter of 2008.  Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating cost reductions for 2008. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

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

We had a working capital deficit of $3.3 million, excluding the gross amount of our outstanding secured convertible notes of $10.6 million, as of March 31, 2008. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

On May 14, 2008, we received final commitment from investors to close on the fourth round of our series B secured convertible note financing, whereby we will receive gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We will issue to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares of our common stock. We expect to close the fourth round on or about May 16, 2008.

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

As of May 13, 2008, approximately $2,454,548 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,510,219 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of March 31, 2008, we have accrued $1,326,069 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. In the first quarter of 2008, we issued 4,562,904 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $123,341 of obligations due under the notes. Additionally, during the first quarter of 2008, we issued 1,850,000 shares of common stock as partial payments on the Series B Notes in satisfaction of $56,425 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Financial Instruments

We consider all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At various times during the three months ended March 31, 2008, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

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

	March 31, 2008	December 31, 2007
Beginning balance	$54	$67
Additions	13	31
Deductions	(24)	(44)
Ending balance	$43	$54

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

Research and Development Costs

We expense research and development costs as incurred. During the three months ended March 31, 2008 and 2007, we incurred $1,435 and $250, respectively, of research and development costs

Valuation of Long-Lived Assets

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

Goodwill and Other Intangibles

We test our goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”) which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required. See Note 1 and Note 4 for further discussion on goodwill and other intangible assets impairment.

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6). For the three months ended March 31, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three Months Ended March 31,
	2008	2007
Convertible notes payable	4,223,946,484	11,363,360
Convertible preferred stock	5,034,969,270	22,778,870
Outstanding warrants to purchase common stock	140,610,066	9,125,590

Stock warrants issued and outstanding total 140,610,066 at March 31, 2008.

Recent Accounting Pronouncements

Financial Accounting Standards No. 159 (“FAS 159”) In February 2007, the FASB issued FAS  159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of FAS 157 are applied. The adoption of FAS 159 did not have a material impact on the Company’s financial condition or results of operations.

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

Financial Accounting Standards No. 161 (R) (“FAS 161”) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. The Company is currently evaluating the impact of the provisions of FAS 161.

3. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Complete systems	$112	$67
Component parts	92	98
Reserve for obsolescence - systems	-	-
Reserve for obsolescence - parts	(3)	(7)
	$201	$158

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	Balance at December 31, 2007	Addition	Amortization	Impairment	Balance at March 31, 2008	Remaining Amortization Period (in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,162	-	(138)		2,024	44
Software	674	-	(43)		631	44
Tradenames	59	-	(4)		55	44

Total amortization expense for the other intangible assets for the three months ended March 31, 2008 and 2007, was approximately $185,000 and $214,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007

Capital leases - current portion	43	36
Property, franchise, and other taxes payable	33	110
Accrued warranty costs	52	68
Accrued vacation	47	37
Accrual for Series A & B default penalty and interest	1,326	1,114
Legal, accounting, interest and other accruals	331	405
	$1,832	$1,770

6. Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $49,599 of interest expense as of March 31, 2008. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc. See Note 9 for further discussion on related party transactions.

HFS Note Payable

In 2004, Remote Dynamics issued a $2,000,000 convertible promissory note to HFS Minorplanet Funding LLC (“HFS”). The principal balance is due 36 months from the date of funding, with an annual interest rate of 12%.

As described in Note 1, as part of the purchase accounting for the reverse merger transaction, the debt was adjusted to fair value. Accordingly, the difference between the estimated fair value of $150,000 and the face amount of the note payable totaling $2,000,000 is recorded as a debt discount. The debt discount was accreted to interest expense over the remainder of the term of the note.

On May 8, 2007, Remote Dynamics and HFS completed an exchange transaction in which: (a) the $2,000,000 convertible promissory note originally issued by the Company to HFS was cancelled, and (b) Remote Dynamics issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 937,500 shares of our common stock and (iv) our series F-4 warrants to purchase 937,500 shares of our common stock. We recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of 2007 in relation to the exchange.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a conversion price of $0.00256 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 412,500 shares in the aggregate of common stock at an initial exercise price of $20.00 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants was $0.00256 as of May 13, 2008. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 38,000 of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 275,000 (shares in the aggregate of common stock at an initial exercise price of $45.00 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants was $0.00256 as of May 13, 2008. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 26,000 of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 550,000 (shares in the aggregate of common stock at an initial exercise price of $10.50 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants was $0.00256 as of May 13, 2008. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 50,000 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 385,000 () shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $17.50 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 50,000 shares of common stock at an exercise price per share equal to $0.00256 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of March 31, 2008, we have accrued $928,969 in default interest and liquidated damages under the Series A Notes.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. In the first quarter of 2008, we issued 4,562,904 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $123,341 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of March 31, 2008 (000’s):

	Principal	Less Discount	Carrying Amount

Total Series A Notes - December 31, 2007	$4,194	$392	$3,801

Partial Principal Payment - January 17, 2008	(7)	-	(7)

Partial Principal Payment - March 5, 2008	(116)	-	(116)

Accretion of Series A Notes from January 1, 2008 to March 31, 2008	-	(392)	392
Total Series A Notes - March 31, 2008	$4,070	$0	$4,070

Series B Note Financing

On November 30, 2006, the Company entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, the Company will receive up to $1,754,000 in gross proceeds from the sale of up to (i) $1,754,000 principal amount of its series B subordinated secured convertible promissory notes, (ii) $701,600 principal amount of its original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 1,644,375 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 1,644,375 shares of the Company’s common stock.

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to December 2008. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.00256 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

Upon the occurrence of specified events of default under the Series B Notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of the Company’s common stock; and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law. If the holders require the Company to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes. The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

To date, the Company has received $1,515,500 in gross proceeds from the Series B Note financing in exchange for issuing (i) $2,121,700 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 1,420,782 shares of the Company’s common stock and (iii) series F-4 warrants to purchase 1,420,782 shares of the Company’s common stock.

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 1,543,833 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 1,543,833 shares of the Company’s common stock. The Company has not received and will not receive any additional proceeds from the exchange. As of December 31, 2007 and March 31, 2008, the Company had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 940,682 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 940,682 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes. The remaining exchange will occur only if the Company completes the final closing of the Series B Note financing.

•
to issue, in exchange for 50 shares of the Company’s Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS) an additional (i) $700,000 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 468,750 shares of the Company’s common stock and (iii) series F-4 warrants to purchase 468,750 shares of the Company’s common stock. As of December, 31, 2007, this exchange was completed in its entirety.

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 328,875 shares of the Company’s common stock at an exercise price of $0.00256 per share (as of May 13, 2008) and being exercisable for ten years, (c) series E-7 warrants to purchase 246,656 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 246,656 shares of the Company’s common stock. The above fees are earned and to be paid over the four closings, accordingly only a portion of the placement agent fees were paid as of March 31, 2008. The Company also agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of March 31, 2008, the Company has accrued $397,100 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes. During the first quarter of 2008, the Company issued 1,850,000 shares of common stock as partial payments on the Series B Notes in satisfaction of $56,425 of obligations due under the notes. The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

The Company does not currently have the cash on hand to repay amounts due under its Series B Notes if the note holders elect to exercise their repayment or other remedies. If the Company’s efforts to restructure or otherwise satisfy its obligations under the notes are unsuccessful, and the Company is unable to raise enough money to cover the amounts payable under the notes, the Company may be forced to restructure, file for bankruptcy, sell assets or cease operations.

BounceGPS Acquisition

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with BMSI. Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions. As part of the consideration for the acquisition, Remote Dynamics issued to BMSI a Series B Note in the principal amount of $660,000 and a Series B OID Note in the principal amount of $264,000.

The following table summarizes the Series B Notes as of March 31, 2008 (000’s):

	Principal	Less Discount	Carrying Amount

Total Series B Notes - December 31, 2007	$6,550	$1,543	$5,007

Partial Principal Payment - March 5, 2008	(57)	-	(57)

Accretion of Series B Notes from January 1, 2008 to March 31, 2008	-	(183)	183

Total Series B Notes - March 31, 2008	$6,494	$1,360	$5,135

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

We recorded $217,676 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the three months ended March 31, 2008, $24,000 of the deferred financing fees was amortized to interest expense.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2007 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 1,393,231 common stock shares issued and 1,374,632 shares outstanding.

As of March 31, 2008 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 8,138,797 common stock shares issued and 8,120,198 shares outstanding.

During the first quarter 2008, the Company issued 332,662 shares of common stock for $14,000 of professional services. These shares were valued at $14,000 and are included in general and administrative expenses for the quarter ended March 31, 2008.

In the first quarter of 2008, we issued 4,562,904 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $123,341 of obligations due under the notes. Additionally, during the first quarter of 2008, we issued 1,850,000 shares of common stock as partial payments on the Series B Notes in satisfaction of $56,425 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

8. Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $52,000 at March 31, 2008.

Litigation

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

9. Related Party Transactions

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

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. The Company made payments totaling $0 and $45,000 for the three months ended March 31, 2008 and 2007, respectively.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash. Fees paid to MBCG totaled $80,000 for the year ended December 31, 2007. Fees paid to MBCG totaled $0 and $20,000 for the three months ended March 31, 2008 and 2007, respectively. Remaining amounts due to MBCG totaled $20,000 as of March 31, 2008.

On May 1, 2007, we entered into a Support Services Agreement with Strands. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The initial term of the Support Services Agreement expires May 1, 2008. On February 14, 2008, we entered into Addendum No.1 to the Support Services Agreement. Under the Addendum, we engaged Strands to perform Sarbanes Oxley project management services for a fixed fee of $25,000. No amounts have been paid under the addendum to date. Fees paid to Strands totaled $70,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a FINRA registered firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The initial term of the Placement Agency and Advisory Services Agreement expires May 1, 2008. No fees were paid to MBA in 2007 or during the first quarter of 2008.

On November 14, 2007, BounceGPS loaned $21,875 to BMSI. Interest accrued at an annual rate of 10%. David Walters, Chairman, is also the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. We received payment in full, including interest of $729 in March 2008.

On December 26, 2007, BounceGPS loaned $22,000 to Monarch Staffing, Inc. and $25,000 to a subsidiary of Monarch Staffing, Inc. Interest accrued at an annual rate of 10%. David Walters (our Chairman) is also the Chairman and a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. . Keith Moore (a Director) is also a Director of Monarch Staffing and beneficially owns 41% of the outstanding common stock of Monarch Staffing. We received payment in full, including interest of $1,175 in March 2008.

10. Subsequent Events

In April and May, 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 33,244,078 shares of the Company’s common stock in satisfaction of $98,414 of obligations due under the notes. These represent issuance prices ranging from $.0043 to $.0026 per share (for the Series A Notes) and from $.0049 to $ .0029 per share (for the Series B Notes). In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

On May 9, 2008, we issued 318 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the periods ended August 31, 2007, November 20, 2007 and February 29, 2008.

On May 12, 2008, BMSI converted 339 shares of Series C Preferred Stock into 300,110,259 shares of our common stock.

On May 14, 2008, we received final commitment from investors to close on the fourth round of our series B secured convertible note financing, whereby we will receive gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We will issue to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares of our common stock. We expect to close the fourth round on or about May 16, 2008.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Executive Summary

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate fleets of vehicles and equipment. Our AVL solutions are designed for fleets within diverse industry vertical markets such as construction, field services, distribution, limousine, electrical/plumbing, waste management, and government. Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions. We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

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

We have expanded our direct sales force to six people at the end of March 31, 2008 up from two people as of March 31, 2007. We also are in the process of implementing an indirect sales channel strategy. As a result of these sales efforts, we expect to achieve greater net activations in 2008 than in 2007.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Ending REDIview units	8,838	9,226	9,057	9,560	10,182

Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Total revenue for the three months ended March 31, 2008 totaled $1.21 million compared to $1.26 million during the three months ended March 31, 2007. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations. The 4.7% decrease from the comparable period in the prior year is primarily attributable to a $129,000 (or 19.3%) increase in REDIview service revenue offset by a $136,000 (or 6.3%) reduction in amortization of the deferred performance obligation of our installed base (recorded as part of the reverse merger transaction on December 4, 2006) and the discontinuation of our VMI service offering which is included in prior period results. VMI revenue decreased $52,000 from the three months ended March 31, 2007 compared to the three months ended March 31, 2008. REDIview unit growth was 6.5% since December 31, 2007 and 15.2% since March 31, 2007.

Total gross profit margin was 60% for the three months ended March 31, 2008 compared to 57% for the three months ended March 31, 2007. This increase is primarily attributable to reduced costs of airtime and mapping. Of the 60% gross profit margin, 12 percentage points or $139,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006. The Company expects gross profit margins of greater than 55% to continue through 2008, which will include $449,000 of additional amortization of the deferred performance obligation mentioned above. This amortization is complete at the end of 2008 and will not be incurred in 2009.

Total operating expenses totaled $1.0 million for the three months ended March 31, 2008 compared to $1.2 million for the three months ended March 31, 2007. This $0.2 million or 16.5% decrease is attributable to management’s efforts to reduce general and administrative expenses, which began in the first quarter of 2007 but did not show full effect until the second quarter of 2007.

Interest expense totaled $0.8 million for the three months ended March 31, 2008 compared to $1.5 million for the same period during 2007. The current period interest expense primarily relates to the accretion of the Series A Notes and Series B Notes in the amount of $392,000 and $183,000, respectively, as well as $211,000 of default interest and liquidated damages on the Series A and Series B Notes and $24,000 amortization of deferred financing fees. The $629,000 decrease in interest expense since the comparable period in 2007 can be primarily attributed to $0.46 million of accretion of the HFS Note which is not included in the 2008 period as the HFS Note was converted to the Series B Notes in May, 2007. Additionally, the decrease can be attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $0.4 million for the three months ended March 31, 2008 compared to $0.7 million for the three months ended March 31, 2007.

Other income of $343,000 for the three months ended March 31, 2007 primarily relates to the reversal of a $230,000 legal accrual and gains from creditor resolution settlements of $83,000. We recorded a loss on the extinguishment of debt totaling $234,000 for the three months ended March 31, 2007 for the exchange of Series A Notes into new Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the three months ended March 31, 2007 for the exchange of Series B preferred stock into Series B Notes. These events did not occur during the three months ended March 31, 2008.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended March 31, 2008 and 2007 were as follows.

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Net loss	$(2,164)	$(1,879)	$(1,597)	$(581)	$(1,101)
Add non-EBITDA items included in net results:
Depreciation and amortization	262	260	213	214	203
Interest expense, net	1,425	1,379	1,357	491	810
Non-recurring reversal of legal accrual	(230)	-	-	-	-
Loss on debt extinguishment	234	107	-	-	-
Loss on redeemable preferred stock extinguishment	363	-	-	-	-

Adjusted EBITDA	$(110)	$(133)	$(27)	$124	$(88)

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $50,000 as of March 31, 2008, compared to $228,000 as of December 31, 2007.

Net cash used in operations for the three months ended March 31, 2008 was $103,000, primarily due to a net loss of $1.0 million offset by amortization of intangibles of $185,000, accretion of notes payable of $575,000, and an increase in accounts payable of $149,000. Net cash used in operations for the three months ended March 31, 2007 was $501,000, primarily due to a net loss of $2.2 million offset by a loss on extinguishment of debt of $234,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $1,237,000, and depreciation and amortization of $48,000.

Net cash used in financing activities for the three months ended March 31, 2008 was $69,000 due to a re-payment of a line of credit. Net cash provided by financing activities for the three months ended March 31, 2007 was $753,000, primarily due to the net proceeds from the Series B debt offering.

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

We had a working capital deficit of $3.3 million, excluding the gross amount of our outstanding secured convertible notes of $10.6 million, as of March 31, 2008. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. In 2007, we received proceeds of $982,000 from closings under our Series B Note financing.

On May 14, 2008, we received final commitment from investors to close on the fourth round of our series B secured convertible note financing, whereby we will receive gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We will issue to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares of our common stock.

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

As of May 13, 2008, approximately $2,454,548 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,510,219 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of March 31, 2008, we have accrued $1,326,069 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. In the first quarter of 2008, we issued 4,562,904 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $123,341 of obligations due under the notes. Additionally, during the first quarter of 2008, we issued 1,850,000 shares of common stock as partial payments on the Series B Notes in satisfaction of $56,425 of obligations due under the notes.

In April and May, 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 33,244,078 shares of the Company’s common stock in satisfaction of $98,414 of obligations due under the notes. These represent issuance prices ranging from $.0043 to $.0026 per share (for the Series A Notes) and from $.0049 to $ .0029 per share (for the Series B Notes). In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

On May 9, 2008, we issued 318 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the periods ended August 31, 2007, November 20, 2007 and February 29, 2008.

On May 12, 2008, BMSI converted 339 shares of Series C Preferred Stock into 300,110,259 shares of our common stock.

We expect to continue to issue additional shares of our common stock in payment of amounts due under our secured convertible notes and convertible preferred stock during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007.

ITEM 3:   CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Remote Dynamics, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, other than the implementation of the following remediation actions designed to improve our compliance with Section 402 of the Sarbanes Oxley Act:

•	We now require that the independent members of our board of directors approve all related party transactions prior to occurring and ensure appropriate preventative controls are in place.

•
Prior to presenting any related party transactions to the Board of Directors for approval, our management will submit such transaction to securities law counsel for review to ensure compliance with applicable securities law.

These remediation actions were implemented during the 1st quarter of 2008 and accordingly, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of period covered by this report in timely alerting them to material information relating to Remote Dynamics, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

In March, 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 6,412,904 shares of the Company’s common stock in satisfaction of $179,766 of obligations due under the notes. These represent issuance prices of $.0271 per share (for the Series A Notes) and $.0305 per share (for the Series B Notes). We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of under the Securities Act of 1933, as amended (the ”Securities Act”) and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

In April and May, 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 33,244,078 shares of the Company’s common stock in satisfaction of $98,414 of obligations due under the notes. These represent issuance prices ranging from $.0043 to $.0026 per share (for the Series A Notes) and from $.0049 to $ .0029 per share (for the Series B Notes). We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

On May 14, 2008, we received final commitment from investors to close on the fourth round of our series B secured convertible note financing, whereby we will receive gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We will issue to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares of our common stock. We expect the fourth round to close on or about May 16, 2008. The private placement of notes and warrants was offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

On May 9, 2008, we issued 318 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the periods ended August 31, 2007, November 20, 2007 and February 29, 2008. We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. The entity receiving shares was an accredited investor.

On May 12, 2008, BMSI converted 339 shares of Series C Preferred Stock into 300,110,259 shares of our common stock in accordance with the terms of the Series C Preferred Stock. We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. The entity receiving shares was an accredited investor.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

As of May 13, 2008, approximately $2,454,548 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. We have also failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of March 31, 2008, we have accrued $1,326,069 in default interest and liquidated damages under our secured convertible notes.

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

REMOTE DYNAMICS, INC.

Date: May 15, 2008	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	May 15, 2008
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and	May 15, 2008
David Walters	Accounting Officer)

/s/ DENNIS ACKERMAN	Director	May 15, 2008
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	May 15, 2008
Keith Moore

/s/ THOMAS FRIEDBERG	Director	May 15, 2008
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

10.1	Amendment No.1 to Note and Warrant Purchase Agreement
10.2	Form of Series B Note
10.3	Form of Series OID Note
10.4	Form of Series E-7 Warrant
10.5	Form of Series F-4 Warrant
10.6	Addendum No. 1 to Support Services Agreement with Strands Management Company, LLC
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002