Form 10-Q
period 2008-06-30
Remote Dynamics Inc
filed 2008-08-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of August 7, 2008
Common Stock, $.0001 par value	1,872,888

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

EXHIBITS:

EX – 31.1 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8	$228
Accounts receivable, net of allowance for doubtful accounts of $48 and $54, respectively	681	526
Due from related parties	-	71
Inventories, net of reserve for obsolescence of $3 and $7, respectively	180	158
Deferred product costs - current portion	454	352
Lease receivables and other current assets, net	442	466
Total current assets	1,765	1,801

Property and equipment, net of accumulated depreciation
and amortization of $191 and $154, respectively	131	157
Deferred product costs - non-current portion	325	336
Goodwill	616	616
Customer Lists, net	1,886	2,162
Software, net	588	674
Tradenames, net	51	59
Deferred financing fees, net	190	191
Lease receivables and other assets, net	66	135
Total assets	$5,618	$6,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,540	$1,550
Accounts payable - related parties	20	55
Deferred product revenues - current portion	1,091	1,197
Series A convertible notes payable (net of discount of $0 and $392, respectively)	3,765	3,801
Series B convertible notes payable (net of discount of $1,066 and $1,543, respectively)	5,005	5,007
Note payable - related parties	250	250
Accrued expenses and other current liabilities	1,908	1,770
Accrued expenses and other current liabilities - related parties	87	60
Total current liabilities	13,666	13,690

Deferred product revenues - non-current portion	574	590
Capital leases, less current portion	-	11
Series B convertible notes payable - long-term (net of discount of $725 and $0, respectively)	401	-
Other non-current liabilities	100	99

Total liabilities	14,741	14,390

Commitments and contingencies
Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 650 shares authorized, 522 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively (redeemable in liquidation at an aggregate of $5,220,000 at June 30, 2008)	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value, 10,000 shares authorized, 5,285 shares issued and outstanding at June 30, 2008; 5,202 shares issued and outstanding at December 31, 2007 (redeemable in liquidation at an aggregate of $5,285,000 at June 30, 2008)	-	-
Stockholders' deficit:
Common stock, $0.01 par value, 750,000,000 shares authorized, 601,861,878 shares issued and 601,843,279 outstanding at June 30, 2008, retroactively restated; 750,000,0000 shares authorized, 1,393,231 shares issued and 1,374,632 outstanding at December 31, 2007, retroactively restated	6,018	14
Treasury stock, 18,599 shares at June 30, 2008 and December 31, 2007, respectively, at cost	-	-
Additional paid-in capital	(4,460)	897
Accumulated deficit	(10,815)	(9,304)
Total stockholders' deficit	(9,257)	(8,393)
Total liabilities and stockholders' deficit	$5,618	$6,131

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Service	$850	$845	$1,654	$1,580
Ratable product	356	277	692	744
Product	68	69	133	131
Total revenues	1,274	1,191	2,479	2,455
Cost of revenues
Service	334	393	689	774
Ratable product	122	75	235	141
Product	42	24	55	123
Total cost of revenues	498	492	979	1,038
Gross profit	776	699	1,500	1,417

Expenses:

General and administrative	370	483	771	1,103
Sales and marketing	165	192	350	392
Customer operations	64	70	140	146
Engineering	118	118	268	163
Depreciation and amortization	205	260	408	522
Total expenses	922	1,123	1,937	2,326
Operating loss	(146)	(424)	(437)	(909)
Other income (expenses):

Interest income	11	25	26	54
Interest expense	(274)	(1,404)	(1,099)	(2,858)
Other income	(1)	31	(1)	374
Loss on extinguishment of debt	-	(107)	-	(341)
Loss on extinguishment of redeemable preferred stock	-	-	-	(363)

Total other income (expenses)	(264)	(1,455)	(1,074)	(3,134)

Loss before income taxes	(410)	(1,879)	(1,511)	(4,043)

Income tax benefit	-	-	-	-

Net loss	(410)	(1,879)	(1,511)	(4,043)

Net loss per common share - basic and diluted	$(0.00)	$(1.45)	$(0.01)	$(3.13)

Weighted average number of common shares outstanding: Basic and diluted	287,488	1,300	146,607	1,293

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2007 THROUGH JUNE 30, 2008
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, December 31, 2006	1,245,108	$12	$805	18,599	$-	$(3,083)	$(2,266)

Common stock issued for services	51,384	1	8	-	-	-	9
Issuance of warrants in connection with Series B debt offering	-	-	45	-	-	-	45
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes	-	-	5	-	-	-	5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes	-	-	6	-	-	-	6
Conversion of Series A Notes to common stock	12,640	-	10	-	-	-	10
Conversion of HFS Note to Series B Notes	-	-	13	-	-	-	13
Common stock issued as partial principal payments on Series A Notes	65,500	1	5	-	-	-	6
Net loss	-	-	-	-	-	(6,221)	(6,221)

Balance, December 31, 2007	1,374,632	$14	$897	18,599	$-	$(9,304)	$(8,393)

Common stock issued for services	357,662	3	11	-	-	-	14
Common stock issued as partial principal payments on Series A Notes	218,515,365	2,186	(1,756)	-	-	-	430
Common stock issued as partial principal payments on Series B Notes	81,485,361	814	(613)	-	-	-	201
Conversion of Series C preferred stock	300,110,259	3,001	(3,001)	-	-	-	-
Issuance of warrants in connection with Series B debt offering			2	-	-	-	2
Net loss	-	-	-	-	-	(1,511)	(1,511)
Balance, June 30, 2008 (Unaudited)	601,843,279	$6,018	$(4,460)	18,599	$-	$(10,815)	$(9,257)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,511)	$(4,043)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	38	95
Amortization of customer lists and other intangibles	370	427
Amortization of debt discount	2	-
Amortization of deferred financing fees	49	42
Accretion of HFS note payable	-	616
Accretion of Series A notes	392	1,320
Accretion of Series B notes	425	277
Provision for bad debt	40	41
Loss on extinguishment of debt	-	341
Loss on extinguishment of redeemable preferred stock	-	363
Loss on retirement of fixed assets	1	55
Common stock issued for services	14	11
Changes in operating assets and liabilities:
Accounts receivable	(181)	(223)
Due from related parties	71	-
Inventory	(22)	31
Deferred product costs	(91)	(232)
Lease receivables and other assets	73	302
Deferred product revenue	(122)	(174)
Accounts payable	65	297
Accounts payable - related parties	(35)	20
Accrued expenses and other liabilities	130	(266)
Accrued expenses and other liabilities - related parties	28	(11)

Net cash used in operating activities	(264)	(711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(13)	(2)

Net cash used in investing activities	(13)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	128	782
Payment of line of credit	(69)	-
Payments on capital leases and other notes payable	(2)	(29)

Net cash provided by financing activities	57	753

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(220)	40
CASH AND CASH EQUIVALENTS, beginning of period	228	121

CASH AND CASH EQUIVALENTS, end of period	8	161

	Six months ended June 30,
	2008	2007
Supplemental Cash Flow Information:
Interest paid	$6	$2
Income taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$430	$-
Common stock issued for partial principal payment on Series B Notes	$201	$-
Common stock issued for services	$14	$11

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

August 2008 Reverse Stock Split

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. Unless otherwise indicated, all share and per-share information presented herein is presented prior to giving effect to this reverse stock split, increase in authorized shares and change in par value.

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

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”). Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 618,750 shares (1,547 shares post-reverse split) of Remote Dynamics’ common stock, and a F-4 Warrant to purchase 618,750 shares (1,547 shares post-reverse split) of Remote Dynamics’ common stock.

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics’ board of directors, management, 98.6% of the voting power of Remote Dynamics’ common stock outstanding, and beneficial ownership of approximately 62.2% of Remote Dynamics’ common stock (on a as-converted, fully diluted basis). Accordingly, the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.

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

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $9.8 million, as of June 30, 2008. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

On May 21, 2008, we closed on the fourth round of our series B secured convertible note financing, whereby we received gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We issued to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split)of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split) of our common stock.

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

As of August 5, 2008, approximately $2,254,959 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,510,219 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of June 30, 2008, we have accrued $1,318,313 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first six months of 2008, we issued 218,515,365 shares (546,288 shares post-reverse split) of common stock as partial principal payments on the Series A Notes in satisfaction of $428,641 of obligations due under the notes. Additionally, we issued 81,485,361 shares (203,713 shares post-reverse split) of common stock as partial payments on the Series B Notes in satisfaction of $201,021 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America. The results for any interim period are not necessarily indicative of the results for the entire fiscal year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

Financial Instruments

We consider all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At various times during the six months ended June 30, 2008, the Company's cash balances exceeded the amount insured by the FDIC. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

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

	June 30,	December 31,
	2008	2007
Beginning balance	$54	$67
Additions	22	31
Deductions	(28)	(44)
Ending balance	$48	$54

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6). For the three and six months ended June 30, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three and Six Months
	Ended June 30,
	2008	2007
Convertible notes payable	18,277,193,967	32,750,931
Convertible preferred stock	20,720,454,799	49,053,656
Outstanding warrants to purchase common stock	254,403,169	11,156,287

Stock warrants issued and outstanding total 254,403,169 at June 30, 2008.

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

Financial Accounting Standards No. 162 (R) (“FAS 162”) In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles"
("FAS 162"). FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of "Present Fairly in Conformity with Generally Accepted AccountingPrinciples". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.

3. Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Complete systems	$99	$67
Component parts	84	98
Reserve for obsolescence - systems	-	-
Reserve for obsolescence - parts	(3)	(7)
	$180	$158

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				June 30,	Period
	2007	Addition	Amortization	Impairment	2008	(in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,162	-	(276)		1,886	41
Software	674	-	(86)		588	41
Tradenames	59	-	(8)		51	41

Total amortization expense for the other intangible assets for the three and six months ended June 30, 2008 was approximately $185,000 and $370,000, respectively.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Capital leases - current portion	42	36
Property, franchise, and other taxes payable	60	110
Accrued warranty costs	63	68
Accrued vacation	52	37
Accrual for Series A & B default penalty and interest	1,318	1,114
Legal, accounting, interest and other accruals	373	405
	$1,908	$1,770

6. Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $55,208 of interest expense as of June 30, 2008. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc. See Note 9 for further discussion on related party transactions.

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

On May 8, 2007, Remote Dynamics and HFS completed an exchange transaction in which: (a) the $2,000,000 convertible promissory note originally issued by the Company to HFS was cancelled, and (b) Remote Dynamics issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 937,500 shares (2,344 shares post-reverse split) of our common stock and (iv) our series F-4 warrants to purchase 937,500 (2,344 shares post-reverse split) shares of our common stock. We recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of 2007 in relation to the exchange.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a conversion price of $0.1024 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 412,500 shares (1,031 shares post-reverse split) in the aggregate of common stock at an initial exercise price of $20.00 per share ($8,000 per share post-reverse split) subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants was $0.000264 as of June 30, 2008. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 38,000 (95 post-reverse split) of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 275,000 shares (688 shares post-reverse split) in the aggregate of common stock at an initial exercise price of $45.00 per share ($18,000 per share post-reverse split) subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants was $0.000264 as of June 30, 2008. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 26,000 (65 post-reverse split) of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 550,000 shares (1,375 shares post-reverse split) in the aggregate of common stock at an initial exercise price of $10.50 per share ($4,200 per share post-reverse split) subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants was $0.000264 as of June 30, 2008. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 50,000 (125 post-reverse split) of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 385,000 shares (963 shares post-reverse split) in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $17.50 ($7,000 post-reverse split) and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•
Warrants issued to the placement agents in the financing to purchase 50,000 shares (125 shares post-reverse split) of common stock at an exercise price per share equal to $0.000264 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of June 30, 2008, we have accrued $921,213in default interest and liquidated damages under the Series A Notes.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first six months of 2008, we issued 218,515,365 shares (546,288 shares post-reverse split) of common stock as partial principal payments on the Series A Notes in satisfaction of $428,641 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of June 30, 2008 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series A Notes - December 31, 2007	$4,194	$392	$3,801

Partial Principal Payment - January 17, 2008	(7)	-	(7)

Accretion of Series A Notes from January 1, 2008 to February 24, 2008	-	(392)	392

Partial Principal Payment - March 5, 2008	(116)	-	(116)

Partial Principal Payments - April, 2008	(28)	-	(28)

Partial Principal Payments - May, 2008	(222)	-	(222)

Partial Principal Payments - June, 2008	(55)	-	(55)

Total Series A Notes - June 30, 2008	$3,765	$0	$3,765

Series B Note Financing

On November 30, 2006, the Company entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, the Company will receive up to $1,754,000 in gross proceeds from the sale of up to (i) $1,754,000 principal amount of its series B subordinated secured convertible promissory notes, (ii) $701,600 principal amount of its original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 1,644,375 shares (4,111 shares post-reverse split) of the Company’s common stock and (iv) series F-4 warrants to purchase 1,644,375 shares (4,111 shares post-reverse split) of the Company’s common stock.

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to December 2008. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.000256 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

The Company has completed all rounds of the Series B financing and has received $1,691,500 in gross proceeds from the Series B Note financing in exchange for issuing (i) $2,969,700 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 122,785,005 shares (306,963 shares post-reverse split) of the Company’s common stock and (iii) series F-4 warrants to purchase 122,785,005 shares (306,963 shares post-reverse split) of the Company’s common stock.

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 1,543,833 shares (3,860 shares post-reverse split) of the Company’s common stock and (iv) series F-4 warrants to purchase 1,543,833 shares (3,860 shares post-reverse split) of the Company’s common stock. The Company has not received and will not receive any additional proceeds from the exchange. As of December 31, 2007 and June 30, 2008, the Company had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 940,682 shares (2,352 shares post-reverse split) of the Company’s common stock and (iv) series F-4 warrants to purchase 940,682 shares (2,352 shares post-reverse split) of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes. The exchange was completed as of December 31, 2007.

•
to issue, in exchange for 50 shares of the Company’s Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS) an additional (i) $700,000 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 468,750 shares (1,172 shares post-reverse split) of the Company’s common stock and (iii) series F-4 warrants to purchase 468,750 shares (1,172 shares post-reverse split) of the Company’s common stock. As of December, 31, 2007, this exchange was completed in its entirety.

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 328,875 shares of the Company’s common stock at an exercise price of $0.00256 per share (as of June 30, 2008) and being exercisable for ten years, (c) series E-7 warrants to purchase 246,656 shares (617 shares post-reverse split)of the Company’s common stock, and (d) series F-4 warrants to purchase 246,656 shares (617 shares post-reverse split) of the Company’s common stock. The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of June 30, 2008, the Company has accrued $397,100 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes. Through the first six months of 2008, the Company issued 81,485,361 shares (203,713 shares post-reverse split) of common stock as partial payments on the Series B Notes in satisfaction of $201,021 of obligations due under the notes. The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

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

The following table summarizes the Series B Notes as of June 30, 2008 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series B Notes - December 31, 2007	$6,550	$1,543	$5,007

Partial Principal Payment - March 5, 2008	(57)	-	(57)

Partial Principal Payments - April, 2008	(9)	-	(9)

Partial Principal Payments - May, 2008	(122)	-	(122)

Issuance of Series B Notes - May 22, 2008	848	674	174

Partial Principal Payments - June, 2008	(14)	-	(14)

Accretion of Series B Notes from January 1, 2008 to June 30, 2008	-	(426)	426

Total Series B Notes - June 30, 2008	$7,197	$1,791	$5,406

Accounting for Series B Notes and Warrant Purchase Agreement

In connection with the convertible Series B Notes and OID Notes, we issued warrants to the Note holders to purchase approximately 231.9 million shares of our common stock at exercise prices noted above. The fair value of the warrants was estimated to be approximately $399,000 using the Black-Scholes pricing model. The fair value of the warrants allocated to the warrants on a relative fair value basis was determined to be approximately $262,000 and was recorded as additional paid-in-capital and a debt discount. The debt discount will be amortized to interest expense over the terms of the notes.

Additionally, the Series B Notes and OID Notes were considered to have a beneficial conversion feature because they permitted the holders to convert their interest in the Series B Notes and OID Notes into shares of our common stock at a deemed effective fair value conversion price of $0.70 per share, which on the date of issuance, was lower than the price of our common stock of $0.75 per share. The total amount of the beneficial conversion feature was approximately $51,000. This amount was recorded as additional paid-in-capital and will be amortized to interest expense from the date of issuance to the earlier of the maturity of the Series B Notes or to the date of the conversion.

We recorded $264,934 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the six months ended June 30, 2008, $49,000 of the deferred financing fees was amortized to interest expense.

7. STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2007 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 1,393,231 (3,483 post-reverse split) common stock shares issued and 1,374,632 (3,437 post-reverse split) shares outstanding.

As of June 30, 2008 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 601,861,878 (1,504,655 post-reverse split) common stock shares issued and 601,843,279 (1,504,608 post-reverse split) shares outstanding.

During the first six months of 2008, the Company issued 357,662 shares of common stock for $14,000 of professional services. These shares were valued at $14,000 and are included in general and administrative expenses for the quarter ended March 31, 2008 and the six months ended June 30, 2008.

Through the first six months of 2008, we issued 218,515,365 shares (546,288 shares post-reverse split) of common stock as partial principal payments on the Series A Notes in satisfaction of $428,641 of obligations due under the notes. Additionally, we issued 81,485,361 shares (203,713 shares post-reverse split) of common stock as partial payments on the Series B Notes in satisfaction of $201,021 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. Unless otherwise indicated, all share and per-share information presented herein is presented prior to giving effect to this reverse stock split, increase in authorized shares and change in par value.

Series C Preferred Stock

On May 9, 2008, we issued 318 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the periods ended August 31, 2007, November 20, 2007 and February 29, 2008.

On May 12, 2008, BMSI converted 339 shares of series C convertible preferred stock into 300,110,259 shares (750,276 shares post-reverse split) of our common stock.

On June 1, 2008, we issued 104 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended May 31, 2008.

8. Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $63,000 at June 30, 2008.

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

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. The Company made payments totaling $15,000 and $60,000 for the six months ended June 30, 2008 and 2007, respectively.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash. Fees paid to MBCG totaled $0 and $60,000 for the six months ended June 30, 2008 and 2007, respectively. Remaining amounts due to MBCG totaled $20,000 as of June 30, 2008.

On May 1, 2007, we entered into a Support Services Agreement with Strands. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The current term of the Support Services Agreement expires May 1, 2009 On February 14, 2008, we entered into Addendum No.1 to the Support Services Agreement. Under the Addendum, we engaged Strands to perform Sarbanes Oxley project management services for a fixed fee of $25,000. No amounts have been paid under the addendum to date. Fees paid to Strands totaled $136,000 and $26,000 for the six months ended June 30, 2008 and 2007, respectively.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a FINRA registered firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The current term of the Placement Agency and Advisory Services Agreement expires May 1, 2009. No fees were paid to MBA in 2007 or during the first six months of 2008.

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

On June 13, 2008, the Company borrowed $20,000 from Strands Management Company to cover short-term working capital needs. This amount was repaid on June 18, 2008 with interest of 10% per annum.

10. Subsequent Events

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. Unless otherwise indicated, all share and per-share information presented herein is presented prior to giving effect to this reverse stock split, increase in authorized shares and change in par value.

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

Information Regarding Forward-Looking Statements

Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

We have expanded our direct sales force to six people at the end of June 30, 2008 up from four people as of June 30, 2007. We also are in the process of implementing an indirect sales channel strategy. As a result of these sales efforts, we expect to achieve greater net activations in 2008 than in 2007.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008

Ending REDIview units	8,838	9,226	9,057	9,560	10,182	10,462

Results of Operations - Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Total revenue for the three months ended June 30, 2008 totaled $1.27 million compared to $1.19 million during the three months ended June 30, 2007. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations. The 7.0% increase in revenue from the comparable period in the prior year is primarily attributable to REDIview unit growth. REDIview unit growth was 9.4% since December 31, 2007 and 13.4% since June 30, 2007. Service revenue only increased 0.6% due to the discontinuation of the VMI service offering. VMI service revenue was $57,000 for the three months ended June 30, 2007 and $0 for the three months ended June 30, 2008. Excluding the VMI service revenue, REDIview service revenue increased 7.9% over the comparable period in the prior year.

Total gross profit margin was 61% for the three months ended June 30, 2008 compared to 59% for the three months ended June 30, 2007. This increase is primarily attributable to reduced costs of airtime and mapping. Of the 61% gross profit margin, 5 percentage points or $144,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006. The Company expects gross profit margins of greater than 55% to continue through 2008, which will include $306,000 of additional amortization of the deferred performance obligation mentioned above. This amortization is complete at the end of 2008 and will not be incurred in 2009.

Total operating expenses totaled $.9 million for the three months ended June 30, 2008 compared to $1.1 million for the three months ended June 30, 2007. This $0.2 million or 18.2% decrease is attributable to management’s efforts to reduce general and administrative expenses and other operating expenses.

Interest expense totaled $0.3 million for the three months ended June 30, 2008 compared to $1.4 million for the same period during 2007. The current period interest expense primarily relates to the accretion of the Series B Notes in the amount of $242,000. The $1,130,000 decrease in interest expense since the comparable period in 2007 can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $0 for the three months ended June 30, 2008 compared to $0.7 million for the three months ended June 30, 2007. Additionally, default interest and liquidated damages on the Series A and Series B Notes totaled $408,000 for the three months ended June 30, 2007 versus $40,000 for the three months ended June 30, 2008.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended June 30, 2008 and 2007 were as follows.

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2007	2007	2007	2007	2008	2008
Net loss	$(2,164)	$(1,879)	$(1,597)	$(581)	$(1,101)	$(410)
Add non-EBITDA items included in net results:
Depreciation and amortization	262	260	213	214	203	205
Interest expense, net	1,425	1,379	1,357	491	810	263
Non-recurring reversal of legal accrual	(230)	-	-	-	-	-
Loss on debt extinguishment	234	107	-	-	-	-
Loss on redeemable preferred stock extinguishment	363	-	-	-	-	-

Adjusted EBITDA	$(110)	$(133)	$(27)	$124	$(88)	$58

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

Results of Operations - Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Total revenue for the six months ended June 30, 2008 totaled $2.48 million compared to $2.46 million during the six months ended June 30, 2007. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations. The 1.0% increase from the comparable period in the prior year is primarily attributable to a $190,000 (or 7.7%) increase in REDIview revenue offset by a $128,000 (or 5.0%) reduction in VMI revenue due to the discontinuation of the VMI service offering and a $39,000 (or 1.6%) decrease in BounceGPS revenue due to the discontinuation of the BounceGPS product offering in the first quarter of 2007..

Total gross profit margin was 61% for the six months ended June 30, 2008 compared to 58% for the six months ended June 30, 2007. This increase is primarily attributable to reduced costs of airtime and mapping. Of the 61% gross profit margin, 6 percentage points or $282,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006. The Company expects gross profit margins of greater than 55% to continue through 2008, which will include $306,000 of additional amortization of the deferred performance obligation mentioned above. This amortization is complete at the end of 2008 and will not be incurred in 2009.

Total operating expenses totaled $1.9 million for the six months ended June 30, 2008 compared to $2.3 million for the six months ended June 30, 2007. This $0.4 million or 17.4% decrease is attributable to management’s efforts to reduce general and administrative expenses and other operating expenses.

Interest expense totaled $1.1 million for the six months ended June 30, 2008 compared to $2.9 million for the same period during 2007. The $1,759,000 decrease in interest expense since the comparable period in 2007 can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $.4 million for the six months ended June 30, 2008 compared to $1.4 million for the six months ended June 30, 2007. $460,000 of the decrease in interest expense is due to the accretion of the HFS Note which was not included in the prior period as the HFS Note was converted to the Series B Notes in May, 2007. Additionally, default interest and liquidated damages on the Series A and Series B Notes totaled $649,000 for the six months ended June 30, 2007 versus $313,000 for the six months ended June 30, 2008.

Other income of $374,000 for the six months ended June 30, 2007 primarily relates to the reversal of a $230,000 legal accrual and gains from creditor resolution settlements of $83,000. We recorded a loss on the extinguishment of debt totaling $341,000 for the six months ended June 30, 2007 for the exchange of Series A Notes into new Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the six months ended June 30, 2007 for the exchange of Series B preferred stock into Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the six months ended June 30, 2008 and 2007 were as follows.

	Six Months Ended
	June 30,	June 30,
	2007	2008
Net loss	$(4,043)	$(1,511)
Add non-EBITDA items included in net results:
Depreciation and amortization	522	408
Interest expense, net	2,804	1,073
Non-recurring reversal of legal accrual	(230)	-
Loss on debt extinguishment	341	-
Loss on redeemable preferred stock extinguishment	363	-

Adjusted EBITDA	$(243)	$(30)

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $8,000 as of June 30, 2008, compared to $228,000 as of December 31, 2007.

Net cash used in operations for the six months ended June 30, 2008 was $264,000, primarily due to a net loss of $1.5 million offset by amortization of intangibles of $370,000 and accretion of notes payable of $817,000. Net cash used in operations for the six months ended June 30, 2007 was $711,000, primarily due to a net loss of $4.0 million offset by a loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $2,213,000, and amortization of intangibles of $427,000.

Net cash provided by financing activities for the six months ended June 30, 2008 was $57,000, primarily due to the net proceeds from the Series B debt offering of $128,000 offset by a re-payment of a line of credit of $69,000. Net cash provided by financing activities for the six months ended June 30, 2007 was $753,000, primarily due to the net proceeds from the Series B debt offering.

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

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $9.8 million, as of June 30, 2008. We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations. In 2007, we received proceeds of $982,000 from closings under our Series B Note financing.

On May 21, 2008, we closed on the fourth round of our series B secured convertible note financing, whereby we received gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We issued to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split)of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split) of our common stock.

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

As of August 5, 2008, approximately $2,254,959 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,510,219 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of June 30, 2008, we have accrued $1,331,072 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first six months of 2008, we issued 218,515,365 shares (546,288 shares post-reverse split) of common stock as partial principal payments on the Series A Notes in satisfaction of $428,641 of obligations due under the notes. Additionally, we issued 81,485,361 shares (203,713 shares post-reverse split) of common stock as partial payments on the Series B Notes in satisfaction of $201,021 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

On May 12, 2008, BMSI converted 339 shares of Series C Preferred Stock into 300,110,259 shares of our common stock.

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. These actions were required for us to comply with the terms of our existing financing and other contractual arrangements.

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

ITEM 4T:   CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

In the second quarter of 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 293,587,822 shares of the Company’s common stock in satisfaction of $449,897 of obligations due under the notes. These represent issuance prices ranging from $.00024 to $.00026 per share (for the Series A Notes) and $ .00026 to $.00487 per share (for the Series B Notes). We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

On May 21, 2008, we closed on the fourth round of our series B secured convertible note financing, whereby we received gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We issued to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split) of our common stock and (iv) our series F-4 warrants to purchase 121,551,724 shares (303,897 shares post-reverse split) of our common stock. The private placement of notes and warrants was offered and sold solely to accredited investors in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

As of August 5, 2008, approximately $2,254,959 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. We have also failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of June 30, 2008, we have accrued $1,318,313 in default interest and liquidated damages under our secured convertible notes.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August__, 2008, our majority stockholder gave its signed written consent to action without a meeting (i) to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize (after giving effect to the reverse stock split described below) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share and (ii) to approve a one-for-four hundred reverse stock split of our common stock. These matters are described in our definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on August 6, 2008.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: August 13, 2008	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	August 13, 2008
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	August 13, 2008
David Walters

/s/ DENNIS ACKERMAN	Director	August 13,
Dennis Ackerman		2008

/s/ KEITH MOORE	Director and Secretary	August 13,
Keith Moore		2008

/s/ THOMAS FRIEDBERG	Director	August 13,
Thomas Friedberg		2008

INDEX TO EXHIBITS

Exhibit No. Identification of Exhibit

3.1	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated July 24, 2008
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002