Form 10-Q
period 2008-09-30
Remote Dynamics Inc
filed 2008-11-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from ____________________ to ______________________

Commission file number 0-26140

REMOTE DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0352879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 CHISHOLM PLACE, SUITE 120 PLANO, TEXAS	75075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (214) 440-5200

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

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

Yes ☒No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of November 14, 2008
Common Stock, $.0001 par value	8,466,839

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER

PART I.	FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at September 30, 2008
	and December 31, 2007	4

	Consolidated Statements of Operations (Unaudited)
	for the three and nine months ended September 30, 2008 and 2007	5

	Consolidated Statements of Stockholders’ Deficit (Unaudited)
	for the nine months ended September 30, 2008	6

	Consolidated Statements of Cash Flows (Unaudited)
	for the nine months ended September 30, 2008 and 2007	7

	Notes to Unaudited Consolidated Financial Statements	8

Item 2	Management’s Discussion and Analysis of Financial Conditions
	and Results of Operations	24

Item 4T	Controls and Procedures	30

PART II.	OTHER INFORMATION	30

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Information	31

Item 6	Exhibits	31

Signature		32

EXHIBITS:

EX - 31.1 Certification Pursuant to Section 302
EX - 32.1 Certification Pursuant to Section 906

ITEM 1: FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$228
Accounts receivable, net of allowance for doubtful accounts
of $92 and $54, respectively	727	526
Due from related parties	—	71
Inventories, net of reserve for obsolescence of $3 and $7, respectively	194	158
Deferred product costs — current portion	498	352
Lease receivables and other current assets, net	238	466
Total current assets	1,657	1,801

Property and equipment, net of accumulated depreciation
and amortization of $207 and $154, respectively	118	157
Deferred product costs — non-current portion	336	336
Goodwill	616	616
Customer Lists, net	1,748	2,162
Software, net	545	674
Tradenames, net	48	59
Deferred financing fees, net	162	191
Lease receivables and other assets, net	39	135
Total assets	$5,269	$6,131

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,391	$1,550
Accounts payable — related parties	26	55
Deferred product revenues — current portion	997	1,197
Series A convertible notes payable (net of discount of $0 and $392, respectively)	3,699	3,801
Series B convertible notes payable (net of discount of $822 and $1,543, respectively)	5,203	5,007
Note payable — related parties	250	250
Accrued expenses and other current liabilities	1,990	1,770
Accrued expenses and other current liabilities — related parties	101	60
Total current liabilities	13,657	13,690

Deferred product revenues — non-current portion	577	590
Capital leases, less current portion	—	11
Series B convertible notes payable — long-term (net of discount of $712 and $0, respectively)	414	—
Other non-current liabilities	39	99
Total liabilities	14,687	14,390

Commitments and contingencies

Redeemable Preferred Stock — Series B (3% when declared, $10,000 stated value,
650 shares authorized, 522 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at September 30, 2008)	134	134
Redeemable Preferred Stock — Series C (8% cumulative, $1,000 stated value,
10,000 shares authorized, 5,391 shares issued and outstanding at
September 30, 2008; 5,202 shares issued and outstanding at December 31, 2007 (redeemable
in liquidation at an aggregate of $5,391,000 at September 30, 2008)	—	—

Stockholders' deficit:
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 4,596,578 shares issued and 4,596,531 outstanding at September 30, 2008, retroactively restated;
1,875,000 shares authorized, 3,484 shares issued and 3,437 outstanding at
December 31, 2007, retroactively restated	—	14
Treasury stock, 47 shares at September 30, 2008 and December 31, 2007, respectively, at cost	—	—
Additional paid-in capital	1,673	897
Accumulated deficit	(11,225)	(9,304)

Total stockholders' deficit	(9,552)	(8,393)

Total liabilities and stockholders' deficit	$5,269	$6,131

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, Except per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Service	$901	$817	$2,555	$2,397
Ratable product	433	345	1,125	1,089
Product	50	(2)	183	129
Total revenues	1,384	1,160	3,863	3,615

Cost of revenues
Service	306	385	995	1,159
Ratable product	164	92	399	233
Product	5	29	60	152
Total cost of revenues	475	506	1,454	1,544
Gross profit	909	654	2,409	2,071

Expenses:
General and administrative	423	351	1,194	1,463
Sales and marketing	165	165	515	557
Customer operations	86	71	226	217
Engineering	114	104	382	267
Depreciation and amortization	201	213	609	735
Total expenses	989	904	2,926	3,239

Operating loss	(80)	(250)	(517)	(1,168)

Other income (expenses):

Interest income	10	31	36	85
Interest expense	(340)	(1,388)	(1,439)	(4,246)
Other income	—	10	(1)	384
Loss on extinguishment of debt	—	—	—	(341)
Loss on extinguishment of redeemable preferred stock	—	—	—	(363)
Total other income (expenses)	(330)	(1,347)	(1,404)	(4,481)
Loss before income taxes	(410)	(1,597)	(1,921)	(5,649)

Income tax benefit	—	—	—	—

Net loss	(410)	(1,597)	(1,921)	(5,649)

Net loss per common share — basic and diluted	$(0.00)	$(532.33)	$(0.00)	$(1,883.00)
Weighted average number of common shares outstanding:
Basic and diluted	2,493,401	3	1,078,648	3

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2008
(In Thousands, Except Share Information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2007	3,113	$12	$805	47	$—	$(3,083)	$(2,266)

Common stock issued for services	128	1	8	—	—	—	9
Issuance of warrants in connection with Series B debt offering	—	—	45	—	—	—	45
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes	—	—	5	—	—	—	5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes	—	—	6	—	—	—	6
Conversion of Series A Notes to common stock	32	—	10	—	—	—	10
Conversion of HFS Note to Series B Notes	—	—	13	—	—	—	13
Common stock issued as partial principal payments on Series A Notes	164	1	5	—	—	—	6
Net loss	—	—	—	—	—	(6,221)	(6,221)
Balance, December 31, 2007	3,437	$14	$897	47	$—	$(9,304)	$(8,393)

Common stock issued for services	894	—	14	—	—	—	14
Common stock issued as partial principal payments on Series A Notes	2,601,864	—	495	—	—	—	495
Common stock issued as partial principal payments on Series B Notes	1,240,060	—	247	—	—	—	247
Conversion of Series C preferred stock	750,276	—	—	—	—	—	—
Issuance of warrants in connection with Series B debt offering			2	—	—	—	2
Reduction of par value in association with reverse stock split	—	(14)	18	—	—	—	4
Net loss	—	—	—	—	—	(1,921)	(1,921)
Balance, September 30, 2008 (Unaudited)	4,596,531	$—	$1,673	47	$—	$(11,225)	$(9,552)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007

Net loss	$(1,921)	$(5,649)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	54	125
Amortization of customer lists and other intangibles	554	611
Amortization of debt discount	2	—
Amortization of deferred financing fees	80	62
Accretion of HFS note payable	—	618
Accretion of Series A notes	392	1,974
Accretion of Series B notes	682	465
Provision for bad debt	105	45
Loss on extinguishment of debt	—	341
Loss on extinguishment of redeemable preferred stock	—	363
Loss on retirement of fixed assets	1	55
Common stock issued for services	14	11
Changes in operating assets and liabilities:
Accounts receivable	(285)	(257)
Due from related parties	71	—
Inventory	(36)	13
Deferred product costs	(146)	(302)
Lease receivables and other assets	294	337
Deferred product revenue	(213)	(168)
Accounts payable	(81)	164
Accounts payable — related parties	(29)	20
Accrued expenses and other liabilities	162	309
Accrued expenses and other liabilities — related parties	42	(11)
Net cash used in operating activities	(258)	(874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(16)	(1)
Net cash used in investing activities	(16)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	128	782
Proceeds from line of credit	(69)	35
Payments on capital leases and other notes payable	(13)	(29)
Net cash provided by financing activities	46	788

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(228)	(87)
CASH AND CASH EQUIVALENTS, beginning of period	228	121
CASH AND CASH EQUIVALENTS, end of period	—	34

	Nine Months Ended September 30,
	2008	2007
Supplemental Cash Flow Information:
Interest paid	$7	$2
Income taxes paid	$—	$—

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$495	$—
Common stock issued for partial principal payment on Series B Notes	$247	$—
Common stock issued for services	$14	$11

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

Our REDIview product line forms the basis of our current business plan. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. We do not expect to achieve profitability or positive cash flow for 2008.  Our plans for 2008 and 2009 include continuing to grow our sales staff as revenues allow and managing our indirect sales channel partners in an effort to grow out recurring revenue. However, there can be no assurance that we will achieve our sales targets or our targeted operating levels for 2008 and 2009.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

August 2008 Reverse Stock Split

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. All equity transactions have been retroactively restated to reflect these changes.

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

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”). Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 1,547 shares of Remote Dynamics’ common stock, and a F-4 Warrant to purchase 1,547 shares of Remote Dynamics’ common stock.

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

We do not expect to achieve profitability for 2008 and we do not expect to achieve positive operating cash flow until at least the fourth quarter of 2008.  Our plans for 2008 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions. However, there can be no assurance that we will achieve our sales targets or our targeted operating results for 2008 and 2009. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

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

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $9.7 million, as of September 30, 2008. We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

As of November 14, 2008, approximately $2,205,865 in principal amount of our outstanding Series A Notes has reached their maturity date and is due and payable. In February, 2008, holders of $1,492,799 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of September 30, 2008, we have accrued $1,368,320 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. We have received notices of default from two holders of our Series A Notes.   The notices demand immediate payment in cash of $613,056.  To date, we have made no payment in respect of the note holder demands and they remain outstanding.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first nine months of 2008, we issued 2,601,864 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $495,156 of obligations due under the notes. Additionally, we issued 1,240,060 shares of common stock as partial payments on the Series B Notes in satisfaction of $246,897 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

Financial Instruments

We consider all liquid interest-bearing investments with a maturity of ninety days or less at the date of purchase to be cash equivalents. Short-term investments mature between ninety days and one year from the purchase date. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

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
	September 30,	December 31,
	2008	2007
Beginning balance	$54	$67
Additions	76	31
Deductions	(38)	(44)
Ending balance	$92	$54

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6). For the three and nine months ended September 30, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three and Nine Months Ended September 30,
	2008	2007
Convertible notes payable	2,127,493,694	81,877
Convertible preferred stock	2,392,537,667	122,634
Outstanding warrants to purchase common stock	636,018	27,891

Stock warrants issued and outstanding totaled 636,018 at September 30, 2008.

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

Financial Accounting Standards No. 160 (“FAS 160”)  In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 and, as such, the Company will adopt this standard in fiscal 2009.  The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

Financial Accounting Standards No. 161 (“FAS 161”) In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. The Company is currently evaluating the impact of the provisions of FAS 161.

Financial Accounting Standards No. 162 (“FAS 162”) In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles"
("FAS 162"). FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.

3. Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Complete systems	$93	$67
Component parts	104	98
Reserve for obsolescence — systems	—	—
Reserve for obsolescence — parts	(3)	(7)
	$194	$158

4. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				September 30,	Period
	2007	Addition	Amortization	Impairment	2008	(in months)
Goodwill	$616	$—	$—	$—	$616	n/a

Other intangibles:
Customer lists	2,162	—	(414)		1,748	38
Software	674	—	(129)		545	38
Tradenames	59	—	(11)		48	38

Total amortization expense for the other intangible assets for the three and nine months ended September 30, 2008 was approximately $185,000 and $554,000, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Capital leases - current portion	36	36
Property, franchise, and other taxes payable	49	110
Accrued warranty costs	55	68
Accrued vacation	51	37
Accrual for Series A & B default penalty and interest	1,368	1,114
Legal, accounting, interest and other accruals	431	405

	$1,990	$1,770

6. Notes Payable & Securities Purchase Agreements

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

On May 8, 2007, Remote Dynamics and HFS completed an exchange transaction in which: (a) the $2,000,000 convertible promissory note originally issued by the Company to HFS was cancelled, and (b) Remote Dynamics issued to HFS (i) $1,000,000 principal amount of our series B subordinated secured convertible promissory notes, (ii) $400,000 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) our series E-7 warrants to purchase 2,344 shares of our common stock and (iv) our series F-4 warrants to purchase 2,344 shares of our common stock. We recorded a loss on extinguishment of debt totaling $107,000 during the second quarter of 2007 in relation to the exchange.

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $60,879 of interest expense as of September 30, 2008. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc. See Note 9 for further discussion on related party transactions.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a conversion price of $0.0051 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares in the aggregate of common stock at an initial exercise price of $8,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants was $0.0051 as of September 30, 2008. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance. 95 of these warrants are exercisable over 5 years.

•
Series B-4 warrants to purchase 688 shares in the aggregate of common stock at an initial exercise price of $18,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants was $0.0051 as of September 30, 2008. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission. 65 of these warrants are exercisable over 5 years.

•
Series C-3 warrants to purchase 1,375 shares in the aggregate of common stock at an initial exercise price of $4,200 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants was $0.0051 as of September 30, 2008. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance. 125 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 963 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $7,000 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 125 shares of common stock at an exercise price per share equal to $0.0051 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of September 30, 2008, we have accrued $971,220 in default interest and liquidated damages under the Series A Notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. We have received notices of default from two holders of our Series A Notes.   The notices demand immediate payment in cash of $613,056.  To date, we have made no payment in respect of the note holder demands and they remain outstanding.

In February, 2008, holders of $1,492,799 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first nine months of 2008, we issued 2,601,864 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $495,156 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of September 30, 2008 (000’s):

	Principal	Less Discount	Carrying Amount
Total Series A Notes — December 31, 2007	$4,194	$392	$3,801
Partial Principal Payment — January 17, 2008	(7)	—	(7)
Accretion of Series A Notes from January 1, 2008 to February 24, 2008	—	(392)	392
Partial Principal Payment — March 5, 2008	(116)	—	(116)
Partial Principal Payments — April, 2008	(28)	—	(28)
Partial Principal Payments — May, 2008	(222)	—	(222)
Partial Principal Payments — June, 2008	(55)	—	(55)
Partial Principal Payments — July, 2008	(28)	—	(28)
Partial Principal Payments — August, 2008	(25)	—	(25)
Partial Principal Payments — September, 2008	(14)	—	(14)
Total Series A Notes — September 30, 2008	$3,699	$0	$3,699

Series B Note Financing

On November 30, 2006, the Company entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors. Pursuant to the Note and Warrant Purchase Agreement, the Company received $1,691,500 in gross proceeds from the sale of up to (i) $1,691,500 principal amount of its series B subordinated secured convertible promissory notes, (ii) $1,278,200 principal amount of its original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 306,963 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 306,963 shares of the Company’s common stock.

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to December 2008. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.0051 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 3,860 shares of the Company’s common stock. The Company has not received and will not receive any additional proceeds from the exchange. As of December 31, 2007 and September 30, 2008, the Company had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 2,352 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes. The exchange was completed as of December 31, 2007.

•
to issue, in exchange for 50 shares of the Company’s Series B convertible preferred stock with an aggregate face value of $500,000 (held by SDS) an additional (i) $700,000 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 1,172 shares of the Company’s common stock and (iii) series F-4 warrants to purchase 1,172 shares of the Company’s common stock. As of December, 31, 2007, this exchange was completed in its entirety.

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 822 shares of the Company’s common stock at an exercise price of $0.0086 per share (as of September 30, 2008) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 617 shares of the Company’s common stock. The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of September 30, 2008, the Company has accrued $397,100 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes. Through the first nine months of 2008, the Company issued 1,240,060 shares of common stock as partial payments on the Series B Notes in satisfaction of $246,897 of obligations due under the notes. The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter.

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

The following table summarizes the Series B Notes as of September 30, 2008 (000’s):

	Principal	Less Discount	Carrying Amount
Total Series B Notes — December 31, 2007	$6,550	$1,543	$5,007
Partial Principal Payment — March 5, 2008	(57)	—	(57)
Partial Principal Payments — April, 2008	(9)	—	(9)
Partial Principal Payments — May, 2008	(122)	—	(122)
Issuance of Series B Notes — May 22, 2008	848	674	174
Partial Principal Payments — June, 2008	(14)	—	(14)
Partial Principal Payments — July, 2008	(9)	—	(9)
Partial Principal Payments — August, 2008	(27)	—	(27)
Partial Principal Payments — September, 2008	(10)	—	(10)
Accretion of Series B Notes from January 1, 2008 to September 30, 2008	—	(683)	683
Total Series B Notes — September 30, 2008	$7,152	$1,534	$5,617

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

We recorded $264,934 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the nine months ended September 30, 2008, $80,000 of the deferred financing fees was amortized to interest expense.

7. Stockholders’ Equity

Common Stock

As of December 31, 2007 we had 750,000,000 shares of common stock authorized with a par value of $0.01. We had 3,484 common stock shares issued and 3,437 shares outstanding.

As of September 30, 2008 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 4,596,578 common stock shares issued and 4,596,531 shares outstanding.

During the first nine months of 2008, the Company issued 894 shares of common stock for $14,000 of professional services. These shares were valued at $14,000 and are included in general and administrative expenses for the quarter ended March 31, 2008 and the nine months ended September 30, 2008.

Through the first nine months of 2008, we issued 2,601,864 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $495,156 of obligations due under the notes. Additionally, we issued 1,240,060 shares of common stock as partial payments on the Series B Notes in satisfaction of $246,897 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

On August 13, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. All share and per-share information presented herein is presented after giving effect to this reverse stock split, increase in authorized shares and change in par value.

Series C Preferred Stock

On May 9, 2008, we issued 318 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the periods ended August 31, 2007, November 20, 2007 and February 29, 2008.

On May 12, 2008, BMSI converted 339 shares of series C convertible preferred stock into 750,276 shares of our common stock.

On June 1, 2008, we issued 104 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended May 31, 2008.

On September 1, 2008, we issued 106 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended August 31, 2008.

8. Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $55,000 at September 30, 2008.

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

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work. David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. The Company made payments totaling $15,000 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI. David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007. David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG. The agreement was entered into prior to our December 2006 acquisition of BounceGPS and prior to Mr. Walters joining our Board of Directors. Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash. Fees paid to MBCG totaled $0 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively. Remaining amounts due to MBCG totaled $20,000 as of September 30, 2008.

On May 1, 2007, we entered into a Support Services Agreement with Strands. David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The current term of the Support Services Agreement expires May 1, 2009. On February 14, 2008, we entered into Addendum No.1 to the Support Services Agreement. Under the Addendum, we engaged Strands to perform Sarbanes Oxley project management services for a fixed fee of $25,000. No amounts have been paid under the addendum to date. Fees paid to Strands totaled $202,000 and $100,000 for the nine months ended September 30, 2008 and 2007, respectively.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”). (MBA is a FINRA registered firm.) David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions. MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction. The current term of the Placement Agency and Advisory Services Agreement expires May 1, 2009. No fees were paid to MBA in 2007 or during the first nine months of 2008.

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

On September 16, 2008 and September 12, 2008, we entered into working capital line of credit promissory notes with Gary Hallgren, our Chief Executive Officer, and Strands Management Company, LLC, an entity owned by our directors David Walters and Keith Moore. Our Board of Directors has authorized borrowings of up to $100,000 under the terms of the promissory notes to meet our working capital funding needs. The promissory notes are unsecured, bear interest at an annual rate of 10% and are due and payable on demand by the lender.

On September 12, 2008, the Company borrowed $18,200 from Strands Management Company to cover short-term working capital needs. This amount was repaid on September 22, 2008 with interest of 10% per annum.

On September 16, 2008, the Company borrowed $16,500 from Gary Hallgren, the CEO, to cover short-term working capital needs. This amount was repaid on September 19, 2008 with interest of 10% per annum.

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

Our REDIview product line forms the basis of our current business plan for 2008 and 2009. We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability. In implementing our business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce. We are focusing our efforts on enhancing the existing REDIview product line by adding new functionality in the areas of dispatching, security, and maintenance.

We expect 2008 net activations to be the same as 2007 or slightly lower. Our 2008 gross sales are greater than in 2007,, however, we deactivated certain customers that were on unprofitable contracts originating in 2005. Accordingly, 2008 will have higher average revenue per unit compared to the 2007 period.

	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2008	2008	2008
Ending REDIview units	9,057	9,560	10,182	10,462	10,787

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Total revenue for the three months ended September 30, 2008 was $1.38 million compared to $1.16 million during the three months ended September 30, 2007. Our revenues are solely dependent upon sales of our REDIview product line. The 19.3% increase in revenue from the comparable period in 2007 is primarily attributable to REDIview unit growth. REDIview unit growth has been 12.8% since December 31, 2007 and 19.1% since September 30, 2007. In accordance with our revenue recognition policies, we defer and recognize REDIview unit sales and the associated cost of sales over the customer’s contract life.

Total gross profit margin was 66% for the three months ended September 30, 2008 compared to 56% for the three months ended September 30, 2007. This increase is primarily attributable to reduced costs of airtime and mapping. Of the 66% gross profit margin, 4 percentage points or $152,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006. We expect gross profit margins of greater than 55% to continue through 2008, which will include $154,000 of additional amortization of the deferred performance obligation mentioned above. This amortization is complete at the end of 2008 and will not be incurred in 2009. Accordingly, we expect our gross profit margins to be in the 53% - 56% range in 2009.

Total operating expenses totaled $989,000 for the three months ended September 30, 2008 compared to $904,000 for the three months ended September 30, 2007. This $85,000 or 9.4% increase is primarily attributable to increased bad debt expense and payroll expenses.

Interest expense totaled $0.3 million for the three months ended September 30, 2008 compared to $1.4 million for the same period during 2007. The current period interest expense primarily relates to the accretion of the Series B Notes in the amount of $248,000. The $1,099,000 decrease in interest expense since the comparable period in 2007 can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $0 for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007. Additionally, default interest and liquidated damages on the Series A and Series B Notes totaled $513,000 for the three months ended September 30, 2007 versus $50,000 for the three months ended September 30, 2008.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended September 30, 2008 and 2007 were as follows.

	Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008
Net loss	$(581)	$(1,101)	$(410)	$(410)
Add non-EBITDA items included in net results:
Depreciation and amortization	214	203	205	201
Interest expense, net	491	810	263	330
Non-recurring reversal of legal accrual	-	-	-	-
Loss on debt extinguishment	-	-	-	-
Loss on redeemable preferred stock extinguishment	-	-	-	-

Adjusted EBITDA	$124	$(88)	$58	$121

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

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Total revenue for the nine months ended September 30, 2008 was $3.86 million compared to $3.62 million during the nine months ended September 30, 2007. The 6.6% increase from the comparable period in 2007 is primarily attributable to a $615,000 (or 17.1%) increase in REDIview revenue offset by a $328,000 (or 9.1%) reduction in revenue from our discontinued VMI service offering and a $39,000 (or 1.1%) decrease in revenue from our discontinued BounceGPS product offering.

Total gross profit margin was 62% for the nine months ended September 30, 2008 compared to 57% for the nine months ended September 30, 2007. This increase is primarily attributable to reduced costs of airtime and mapping. Of the 62% gross profit margin, 5 percentage points or $434,000 represents amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006.

Total operating expenses totaled $2.9 million for the nine months ended September 30, 2008 compared to $3.2 million for the nine months ended September 30, 2007. This $0.3 million or 9.4% decrease is attributable to management’s efforts to reduce general and administrative expenses and other operating expenses.

Interest expense totaled $1.4 million for the nine months ended September 30, 2008 compared to $4.2 million for the same period during 2007. The $2.8 million decrease in interest expense since the comparable period in 2007 can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $.4 million for the nine months ended September 30, 2008 compared to $2.0 million for the nine months ended September 30, 2007. $460,000 of the decrease in interest expense is due to the accretion of the HFS Note which was not included in the prior period as the HFS Note was converted to the Series B Notes in May, 2007. Additionally, default interest and liquidated damages on the Series A and Series B Notes totaled $1,162,000 for the nine months ended September 30, 2007 versus $254,000 for the nine months ended September 30, 2008.

Other income of $384,000 for the nine months ended September 30, 2007 primarily relates to the reversal of a $230,000 legal accrual and gains from creditor resolution settlements of $83,000. We recorded a loss on the extinguishment of debt totaling $341,000 for the nine months ended September 30, 2007 for the exchange of Series A Notes into new Series B Notes. We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for the nine months ended September 30, 2007 for the exchange of Series B preferred stock into Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the nine months ended September 30, 2008 and 2007 were as follows.
	Nine Months Ended
	September 30, 2008	September 30, 2007
Net loss	$(5,649)	$(1,921)
Add non-EBITDA items included in net results:
Depreciation and amortization	735	609
Interest expense, net	4,161	1,403
Non-recurring reversal of legal accrual	(230)	-
Loss on debt extinguishment	341	-
Loss on redeemable preferred stock extinguishment	363	-
Adjusted EBITDA	$(279)	$91

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $-0- as of September 30, 2008, compared to $228,000 as of December 31, 2007.

Net cash used in operations for the nine months ended September 30, 2008 was $258,000, primarily due to a net loss of $1.9 million offset by amortization of intangibles of $554,000 and accretion of notes payable of $1,074,000. Net cash used in operations for the nine months ended September 30, 2007 was $874,000, primarily due to a net loss of $5.6 million offset by a loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, accretion of notes payable of $3,057,000, and amortization of intangibles of $611,000.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $46,000, primarily due to the net proceeds from the Series B debt offering of $128,000 offset by a re-payment of a line of credit of $69,000. Net cash provided by financing activities for the nine months ended September 30, 2007 was $788,000, primarily due to the net proceeds from the Series B debt offering.

We do not expect to achieve profitability or positive cash flow in 2008. Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base Our plans for 2008 and 2009 include continuing to grow our sales staff as revenues allow and managing our indirect sales channel partners in an effort to grow recurring revenue. However, there can be no assurance that we will achieve our sales targets for 2008 or 2009. Failure to do so may have a material adverse effect on our business, financial condition and results of operations. Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue into at least the fourth quarter of 2008.

We had a working capital deficit of $3.1 million, excluding the gross amount of our outstanding secured convertible notes of $9.7 million, as of September 30, 2008. We expect that we will have limited availability to working capital (and will continue to have a working capital deficit) for the foreseeable future. However, we believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

We have historically relied on a series of financings and asset sales to fund our ongoing operations.

In May, 2008, we closed on the fourth round of our series B secured convertible note financing, whereby we received gross proceeds of $376,000 of which $200,000 was already pre-funded by BMSI. The investors agreed to waive the fourth round closing conditions with respect to the amounts funded in exchange for an increase in the principal amount of the original issue discount series B secured convertible note issued to each investor in the fourth closing from 40% of the investor’s investment to 200% of the investor’s investment. We issued to the investors (i) $376,000 principal amount of our series B secured convertible notes, (ii) $752,000 principal amount of our original issue discount series B secured convertible notes, (iii) our series E-7 warrants to purchase 303,897 shares of our common stock and (iv) our series F-4 warrants to purchase 303,897 shares of our common stock.

In September , 2008, we entered into working capital line of credit promissory notes with Gary Hallgren, our Chief Executive Officer, and Strands Management Company, LLC, an entity owned by our directors David Walters and Keith Moore. Our Board of Directors has authorized borrowings of up to $100,000 under the terms of the promissory notes to meet our working capital funding needs. The promissory notes are unsecured, bear interest at an annual rate of 10% and are due and payable on demand by the lender. In September 2008, we borrowed a total of $34,700 under the notes. All amounts borrowed were repaid in September and we currently have no outstanding borrowings under the notes.

We do not currently have any other arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

As of November xx, 2008, approximately $2,205,865 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. In February, 2008, holders of $1,492,799 principal amount of the Series A Notes agreed to extend the principal payment schedule and maturity date of the notes until August 31, 2009. As extended, payments under the notes will be due on a monthly basis (subject to deferral at the holder’s option) and may be made in the form of shares of our common stock eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

We have failed to comply with certain of our other obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of September 30, 2008, we have accrued $1,368,320 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. We have received notices of default from two holders of our Series A Notes.   The notices demand immediate payment in cash of $613,056.  To date, we have made no payment in respect of the note holder demands and they remain outstanding.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. Through the first nine months of 2008, we issued 2,601,864 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $495,156 of obligations due under the notes. Additionally, we issued 1,240.060 shares of common stock as partial payments on the Series B Notes in satisfaction of $246,897 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2008 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

In 2008, we issued a total of 528 shares of our Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the periods ended August 31, 2007, November 20, 2007, February 29, 2008, May 31, 2008 and August 31, 2008.

In August, 2008, we amended our Amended and Restated Certificate of Incorporation to (i) effect a one-for-four hundred reverse stock split of our common stock and (ii) authorize (after giving effect to the reverse stock split) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. These actions were required for us to comply with the terms of our existing financing and other contractual arrangements.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

In the third quarter of 2008, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 3,091,440 shares of the Company’s common stock in satisfaction of $112,389 of obligations due under the notes. These represent issuance prices ranging from $0.0051 to $0.1056 per share (for the Series A Notes) and $0.01256 to $0.1024 per share (for the Series B Notes). We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

On September 1, 2008, we issued 106 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended August 31, 2008. We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. The entity receiving shares was an accredited investor.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

As of November 14, 2008, approximately $2,205,865 in principal amount of our outstanding Series A Notes have reached their maturity date and are due and payable. We have also failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of September 30, 2008, we have accrued $1,368,320 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. We have received notices of default from two holders of our Series A Notes.   The notices demand immediate payment in cash of $613,056.  To date, we have made no payment in respect of the note holder demands and they remain outstanding.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 6, 2008, our majority stockholder gave its signed written consent to action without a meeting (i) to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize (after giving effect to the reverse stock split described below) 5,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share and (ii) to approve a one-for-four hundred reverse stock split of our common stock. These matters are described in our definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on August 6, 2008.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: November 14, 2008	By:	/s/ Gary Hallgren
Gary Hallgren Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	November 14, 2008
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	November 14, 2008
David Walters

/s/ DENNIS ACKERMAN	Director	November 14, 2008
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	November 14, 2008
Keith Moore

/s/ THOMAS FRIEDBERG	Director	November 14, 2008
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No. Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002