Form 10-K
period 2008-12-31
Remote Dynamics Inc
filed 2009-03-31
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Registrant’s telephone number, including area code: (214) 440-5200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as define in Rule 405 of the Securities Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 25, 2009:  $413,322.

Indicate by check mark whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

As of March 25, 2009, 4,737,534,793 shares of the Registrant’s Common Stock were outstanding.

Remote Dynamics, Inc.

FORM 10-K
For the Fiscal Year Ended December 31, 2008

  - i -

PART I

Item 1.  Description of Business.

In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and anticipated operating results; developments with our creditors; developments in our markets and strategic focus; new products and product enhancements; potential acquisitions and the integration of acquired businesses, products and technologies; strategic relationships and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned “Risk Factors” in Item 1.A. of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

General

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that own and operate private vehicle fleets, construction equipment, and unpowered assets such as containers and trailers.   Our AVL solutions are designed for diverse industry vertical markets such as construction, field services, distribution, limousine, electrical/plumbing, waste management, and government.  Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions.  We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to their bottom line.

Our REDIview product line forms the basis of our current business plan.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.   We do not expect to achieve profitability or positive cash flow for 2009.  Our plans for 2009 include growing our subscriber base through direct sales to new and existing customers and continuing to control our operating costs.  However, there can be no assurance that we will achieve our sales targets for 2009.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, control operating costs, and to improve profitability and cash flow, our operating losses will continue through 2009 and net operating cash outflows will continue through the second quarter of 2009.

We are not in compliance with certain of our obligations relating to our secured convertible notes.   Our failure to comply with our obligations relating to these securities exposes us to demands for immediate repayment (in some cases, at a premium to outstanding principal) as well as default interest and liquidated damages claims by the security holders.

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

We had a working capital deficit of $3.4 million, excluding the outstanding amount of our secured convertible notes of $10.8 million, as of December 31, 2008.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.  We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing.  Furthermore, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements.  There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

Our principal executive offices are located at 400 Chisholm Place, Suite 411, Plano, Texas 75075, and our telephone number is (214) 440-5200.  Our website URL is www.remotedynamics.com.  References to “we”, “us”, “our”, “Remote Dynamics, Inc.”, or “RMTD” refer to Remote Dynamics, Inc. and its subsidiaries.  REDIview™ is a registered trademark of Remote Dynamics, Inc.

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

On November 30, 2006, we agreed to acquire from Bounce Mobile Systems, Inc. (“BMSI”) 100% of the capital stock of BounceGPS, Inc., a provider of mobile asset management solutions, in exchange for:

•	5,000 shares of our newly authorized series C convertible preferred stock (initially convertible into 51% of our fully diluted shares of common stock);

•	A series B subordinated secured convertible promissory note in the principal amount of $660,000;

•	An original issue discount series B subordinated secured convertible promissory note in the principal amount of $264,000;

•	A series E-7 warrant to purchase 1,547 shares of common stock; and

•	A series F-4 warrant to purchase 1,547 shares of common stock.

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

On November 20, 2007, we completed an increase in the number of our authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of our common stock.  On August 13, 2008, we completed an increase in the number of our authorized shares of common stock to 5,000,000,000 and a one-for-four-hundred reverse stock split of our common stock.  The share and per-share information disclosed within this Form 10-K reflect the completion of these reverse stock splits.

On or about April 13, 2009, we will complete an increase in the number of our authorized shares of common stock to 15,000,000,000.

We have historically relied on a series of financings and asset sales to fund our ongoing operations.   A summary of our recent financing history is set forth below.

Series A Note Financing

On February 24, 2006, we closed a Note and Warrant Purchase Agreement with certain institutional investors pursuant to which we sold $5.75 million of our series A senior secured convertible notes and original issue discount series A notes (collectively, “Series A Notes”) and common stock purchase warrants in a private placement transaction.   In the private placement, we received proceeds of approximately $4.1 million in cash (after deducting brokers’ commission but before payment of legal and other professional fees, the 15% original issue discount of $750,000 and the tendering of 50 shares of our Series B preferred convertible stock with an aggregate face value of $500,000).

The Series A Notes matured on February 23, 2008, and are currently due and payable. The Series A Notes are secured by substantially all of our assets. The Series A Notes are convertible at the option of the holder into our common stock at a fixed conversion price of $0.000117, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.     We may make scheduled principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement.  The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, we have accrued $960,927 in default interest and liquidated damages under the Series A Notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  During 2008, we issued 55,669,326 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $548,000 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

Series B Note Financing

On November 30, 2006, we entered into a Note and Warrant Purchase Agreement with BMSI and other accredited investors.  Pursuant to the Note and Warrant Purchase Agreement, we received  $1,691,500 in gross proceeds from the sale of up to (i) $1,691,500 principal amount of our series B subordinated secured convertible promissory notes, (ii) $1,278,200 principal amount of our original issue discount series B subordinated secured convertible promissory notes, (iii) series E-7 warrants to purchase 306,963 shares of our common stock, and (iv) series F-4 warrants  to purchase 306,963 shares of our common stock.

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of our assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to May 21, 2011.  We may make principal installment payments in cash or in registered shares of our common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes are convertible into our common stock at a conversion price of $0.000124 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

Upon the occurrence of specified events of default under the Series B Notes, the holders may: (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock, and/or (c) exercise any of the holders other rights or remedies under the transaction documents or applicable law.  If the holders require us to prepay all or a portion of the notes, the prepayment price would be equal to 120% of the principal amount of the notes.  The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

As part of the Series B Note financing, we agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of our common stock, and (iv) series F-4 warrants to purchase 3,860 shares of our common stock.  We have not received and will not receive any additional proceeds from the exchange.  As of December 31, 2007 and December 31, 2008, We had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of our common stock and (iv) series F-4 warrants to purchase 2,352 shares of our common stock, in exchange for $901,144 principal amount of the Series A Notes.  The exchange was completed as of December 31, 2007.

•
to issue, in exchange for 50 shares of our Series B convertible preferred stock with an aggregate face value of $500,000, (held by SDS ) an additional (i) $700,000 principal amount of Series B Notes, (ii) series E-7 warrants to purchase 1,172  shares of our common stock, and (iii) series F-4 warrants to purchase 1,172  shares of our common stock.   As of December, 31, 2007, this exchange was completed in its entirety.

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480, (b) warrants to purchase 822 shares of our common stock at an exercise price of $0.000124 per share (as of December 31, 2008) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of our common stock, and (d) series F-4 warrants to purchase 617 shares of our common stock.  We also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

We have failed to comply with certain of our other obligations relating to the Series B Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement.   The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, we have accrued $800,077 in default interest and liquidated damages under the Series B Notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, we commenced making payments to certain of our Series B note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  During 2008, we issued 17,873,879 shares of common stock as partial payments on the Series B Notes in satisfaction of $264,000 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during 2009 and thereafter.

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

We commercially launched our current product offering, REDIview, in 2005.  REDIview is an Internet and service bureau-based software application that provides an extensive array of real-time and accurate mapping, trip replay, and vehicle activity reports.  REDIview includes a series of exception-based reports designed to highlight inefficiencies in the operations of a fleet of vehicles, construction equipment, or non-powered assets, such as trailers or containers.  Utilizing GPRS and ORBCOMM satellite technology and our proven, high-capacity network service center, customers may access their information securely through the Internet from any personal computer or certain other devices.

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

•
Mid-Sized Competitors – There are several other mid-sized companies that we routinely compete with throughout the United States.  Mid-sized competitors include: Teletrac, Hughes Telematics, Telogis, Navtrak,  Discrete Wireless and Fleetmatics.

•	Other Regional Competitors and Resellers - There are numerous smaller regional companies and national resellers selling into the market.

Employees

At December 31, 2008, we had 18 employees.  Our employees are not represented by a collective bargaining agreement.  None of our employees are represented by a labor organization, and we are not a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Wireless Data Transmission.  The REDIview product utilizes the general packet radio service (“GPRS”) bearer channel of the GSM network to provide Internet protocol based wireless data transmission.  Currently, there are two major carriers providing GSM/GPRS coverage in the United States: T-Mobile and AT&T Wireless, both of which provide coverage in the major metropolitan areas in the United States.  These carriers have announced joint arrangements to continue to expand GSM/GPRS coverage in the United States, including interoperability among the two carriers.  We believe the coverage, bandwidth and price of the GSM/GPRS network make it best suited for the next generation technology.  We also use the ORBCOMM Satellite network to provide services for customers that are in remote areas not covered by the GSM footprint.

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

Strategic Service Alliances of the Company

AT&T Wireless. The Company provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement with AT&T Wireless now known as AT&T Wireless (“AT&T”) effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of two years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term.  However, the data reseller agreement and the messaging agreement may be terminated by AT&T or the Company for convenience upon 90 days prior written notice.

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

 Key Manufacturers.  The Company does not manufacture or assemble its products but purchases complete mobile units from multiple manufacturers to minimize risk and not become dependent on one supplier.

Item 1A.   Risk Factors.

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Remote Dynamics, Inc. and our business.

We have operated at a significant loss in recent periods, have a substantial working capital deficit, and may not have adequate funds to continue as a going concern.

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.  For 2008 and 2007, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We do not expect to achieve positive operating cash flow until the second quarter of 2009.  Our plans for 2009 include growing our subscriber base through direct sales to new and existing customers.  However, there can be no assurance that we will achieve our sales targets for 2009. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue and to improve profitability and cash flow, our operating losses will continue in 2009 and net operating cash outflows will continue into at least the second quarter of 2009.

Critical success factors in our plans to achieve positive cash flow from operations include:

•	Ability to increase sales of the REDIview product line.

•	Retaining existing customers.

•	Training and development of new sales staff.

There can be no assurances that any of these success factors will be realized or maintained.

We had a working capital deficit of $3.4 million, excluding the gross amount of our outstanding secured convertible notes of $10.8 million, as of December 31, 2008.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control. We do not currently have any arrangements for additional financing and we may not be able to secure additional debt or equity financing on terms acceptable to us, or at all, at the time when we need such financing. Further, our ability to secure certain types of additional financings is restricted under the terms of our existing financing arrangements. There can be no assurance that we will be able to consummate a transaction for additional capital prior to substantially depleting our available cash reserves, and our failure to do so may force us to restructure, file for bankruptcy, sell assets or cease operations.

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

We are not in compliance with our obligations relating to our secured convertible notes and our convertible preferred stock, including with respect to our secured convertible notes, our failure to make required principal and other  payments when due.

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

Upon the occurrence of an event of default on our secured convertible notes, the holders may (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock at the conversion price discussed in more detail below, and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law.   If the holders require us to prepay all or a portion of the notes, the prepayment price would be equal to 120% of the principal amount of the notes.  The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

Our failure to comply with our obligations relating to these securities also exposes us to default interest and liquidated damages claims by the note holders.   As of December 31, 2008, we had incurred approximately $1,761,004 in default interest and liquidated damages under our secured convertible notes.

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

We are repaying  our secured convertible notes in shares of our common stock valued at a discount of the common stock’s trading price which results in a significant issuance of new shares of common stock to the note holders and causes material dilution to the then existing holders of our common stock.

We issued a significant number of shares of our common stock in payment of amounts due under our secured convertible notes during 2008 and expect to continue to do so in 2009 and thereafter.   Under the terms of the notes, we have issued the shares at a discount to the trading price of our common stock.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

In 2008, and through March 25, 2009, we issued 3,067,407,599 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $1,150,000 of obligations due under the notes.  Additionally, we issued 1,065,811,416 shares of common stock as partial payments on the Series B Notes in satisfaction of $450,000 of obligations due under the notes.

To accommodate these share issuances, we completed an increase in the number of our authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of our common stock on November 20, 2007 and a further increase in the number of our authorized shares of common stock to 5,000,000,000 and a one-for-four-hundred reverse stock split on August 13, 2008.   We are in the process of increasing our authorized shares of common stock to 15,000,000,000.  We anticipate that we will issue the full number of newly authorized shares of common stock in 2009 in payment of amounts due under, or in connection with the conversion of, our outstanding convertible securities.

As of March 25, 2009, we would have to issue 85,299,736,567 shares of our common stock to repay amounts outstanding under our senior secured notes.   Accordingly, we will likely need to implement additional reverse stock splits and/or increases in our authorized shares to meet our obligations to note holders.

There are a large number of shares of common stock underlying our senior securities that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of March 25, 2009, we had outstanding $3,044,516 principal amount of our Series A Notes and $6,948,439 principal amount of our Series B Notes, in each case, excluding accrued default interest and liquidated damages payable.  To repay these amounts in shares of our common stock (utilizing the most recent conversion price), we would have to issue 85,299,736,567 shares of our common stock.

In general, any shares of common stock we issue in respect of our senior securities will be available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

Sales of significant amounts of common stock in the public market, or the perception that such sales may occur, could materially decrease the market price of our common stock. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

BMSI can vote an aggregate of 96.0% of the voting power of our common stock and can exercise control over corporate decisions including the appointment of directors.

BMSI can vote an aggregate of 101,420,687,948 shares (or 96.0%) of the voting power of our common stock.  Accordingly, BMSI will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  Our other stockholders will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors.  Additionally, it will be difficult if not impossible for investors to remove designees of BMSI as directors of the Company, which will mean BMSI will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors.  Potential investors in the Company should be aware that even if they own shares of our common stock and wish to vote them at annual or special shareholder meetings, their shares will likely have little effect on the outcome of corporate decisions.

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

We are prohibited from taking numerous actions without the approval of the holders of at least a majority of our series C, and, in certain cases, our series B convertible preferred stock, including, without limitation:

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

Currently, our automatic vehicle location products rely primarily on GSM/GPRS networks. GPRS is the internet protocol-based dedicated high speed wireless data channel for the GSM wireless network. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of our customers who may wish to use some of our services outside the current coverage area.

We rely primarily on AT&T Wireless for the provision of GSM/GPRS data services to our REDIview customers and our inability to renew our agreements with AT&T Wireless may require us to retrofit our installed base of REDIview units.

We provide GSM/GPRS data services to our REDIview customers pursuant to a data reseller agreement with AT&T Wireless effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of 2 years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term. However, the data reseller agreement and the messaging agreement may be terminated by AT&T or by us for convenience upon 90 days prior written notice.

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

We are dependent on the efforts of Gary Hallgren, our Chief Executive Officer, and Greg Jones, our Senior Vice President, Operations.  We maintain employment agreements with these executives which expire in February 2010.

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

Item 2.  Description of Properties.

Our headquarters are located in Plano, Texas.  We occupy approximately 4,600 square feet of floor space in this facility. This facility includes our corporate administration, operations, marketing, research and development, sales and technical support personnel.  The lease for our headquarters facility extends through August 2012.

Item 3.  Legal Proceedings.

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

Not applicable.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our Common Stock was initially offered to the public in June, 1995, and was quoted on the NASDAQ National Market until February, 1999, after which time it began trading on the NASDAQ SmallCap Market under the symbol “HWYM.”  Our common stock next traded under the symbol “REDI” on the NASDAQ SmallCap Market until February, 2006, when it began trading on the OTC Bulletin Board under the symbol “REDI.OB” following de-listing from the NASDAQ SmallCap Market.  On November 20, 2007, our symbol changed to “RDYM.OB” concurrent with the effectiveness of our 1-for-50 reverse common stock split.  On August 14, 2008, our symbol changed to “RMTD.OB” concurrent with the effectiveness of our 1-for-400 reverse common stock split.  The following table sets forth the range of high and low trading prices on the OTC Bulletin Board, as applicable, for the Common Stock for the periods indicated.  Such price quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	SALE PRICES
	HIGH	LOW
2007
First Quarter	$760.00	$40.00
Second Quarter	$108.00	$28.00
Third Quarter	$108.00	$28.00
Fourth Quarter	$200.00	$200.00

2008
First Quarter	$112.00	$1.20
Second Quarter	$5.20	$0.08
Third Quarter	$0.28	$0.004
Fourth Quarter	$0.0011	$0.0002

There were 31 holders of record of our common stock as of March 25, 2009.  The last sale price for our common stock as reported on March 25, 2009 was $0.000125.

We did not pay dividends on our common stock for the year ended December 31, 2008 and have no plans to do so in the foreseeable future. Furthermore, covenants in the Certificates of Designation for our Series B convertible preferred stock and our Series C convertible preferred stock require the consent of a majority of the Series B convertible preferred stock and the Series C convertible preferred stock, voting as separate classes before may pay a dividend on our common stock.

We do not have an equity compensation plan.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operations.

“Safe Harbor” Statement under the Private Litigation Reform Act of 1995

This Annual Report, other than historical information, may include forward-looking statements, including statements with respect to financial results, product introductions, market demand, sales channels, industry trends, sufficiency of cash resources and certain other matters. These statements are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those discussed in the section entitled “Risk Factors” in Item 1.A. and elsewhere in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Overview

We market, sell and support automatic vehicle location (“AVL”) and mobile resource management solutions targeting companies that operate fleets of vehicles and equipment. Our AVL solutions are designed for fleets within diverse industry vertical markets such as construction, field services, distribution,, limousine, electrical/plumbing, waste management, and government.  Our core technology, telematics, combines wireless communications, GPS location technology, geospatial solutions and vehicle data integration with a web-accessible application that aids in the optimization of remote business solutions.  We believe our fleet management solution contributes to increased operator efficiency by improving the productivity of mobile workers through real-time position reports, route-traveled information, and exception based reporting designed to highlight mobile workforce inefficiencies. This in-depth reporting enables our customers to correct those inefficiencies and deliver cost savings to the bottom line.

Our REDIview product line forms the basis of our current business plan for 2009.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.  In implementing our business plan, we have completed a significant cost and operational-based restructuring, including rightsizing the workforce.  We are focusing our efforts on enhancing the existing REDIview product line by adding new functionality in the areas of dispatching, security, and maintenance.

As shown in the tables below, we ended 2008 with 11,210 units in service representing a 17% increase from the 9,560 units in service we had as of the end of 2007.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Ending REDIview units	8,838	9,226	9,057	9,560

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Ending REDIview units	10,182	10,462	10,787	11,210

As a result of the securities issued to BMSI in our November 2006 Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of our board of directors, management, 96.0% of the voting power of our common stock outstanding, and beneficial ownership of approximately 62.2% of our common stock (on an as-converted, fully diluted basis).  Accordingly, our financial statements reflect the historical operations of BounceGPS as the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.  The results of operations of Remote Dynamics, Inc. are included in our financial statements subsequent to December 4, 2006 with the purchase price allocated to the acquired assets and liabilities of Remote Dynamics, Inc. as of December 4, 2006.

Results of Operations

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenues for 2008 totaled $5,258,000 compared to $4,721,000 for 2007.  Service revenue was $3,474,000 in 2008 compared to $3,176,000 for 2007.  This 9% increase in service revenue is primarily attributable to an increase in units of service partially offset by a reduction in service revenue per unit.  We ended 2008 with 11,210 units in service, a 17% increase over the 9,560 units in service at December 31, 2007.  Service revenue per unit decreased 9%, from $30.69 per unit in 2007 to $27.88 per unit in 2008 due to competitive pressure and the decreasing cost of cellular technology.    Product revenue was $1,567,000 in 2008 compared to $1,385,000 in 2007.  This 13% increase is primarily attributable to the increase in units in service.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.

Total gross profit margin was 62.4% in 2008 compared 62.7% in 2007.  The 2008 gross profit margin of 62.4% includes 4 percentage points or $588,000 of amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006.  The amortization of the deferred performance obligation is complete at the end of 2008 and will not be incurred in 2009.  Excluding the amortization of the deferred performance obligation, the 2008 gross profit margins total 58.7%.  The 2007 gross profit margin includes 7 percentage points or $752,000 of amortization of the deferred performance obligation of our installed base related to the reverse merger transaction on December 4, 2006.  Excluding the amortization of the deferred performance obligation, the 2007 gross profit margins total 55.6%.  The Company expects gross profit margins of greater than 55% to continue throughout 2009.

Total operating expenses decreased from $4,208,000 in 2007 to $3,905,000 during 2008. This 7% decrease is attributable to management’s efforts to reduce expenses as well as a reduction in depreciation and amortization.  General and administrative, sales and marketing, and engineering expenses decreased 5%, from $3,259,000 in 2007 to $3,096,000 in 2008.  Depreciation and amortization expense decreased 15%, from $949,000 in 2007 to $809,000 in 2008.

Interest expense totaled $2,102,000 for 2008 compared to $4,757,000 for 2007.  The current year interest expense primarily relates to the accretion of the Series A and Series B Notes in the amount of $392,000, and $828,000, respectively, as well as $647,000 of default interest and liquidated damages on the Series A and Series B Notes and $107,000 amortization of deferred financing fees.  The 2007 interest expense primarily relates to the accretion of the Series A Notes, Series B Notes, and the HFS Note in the amount of $2,628,000, $625,000, and $616,000, respectively, as well as $812,000 of default interest and liquidated damages on the Series A and Series B Notes and $85,000 amortization of deferred financing fees.

Interest income totaled $42,000 for 2008 compared to $105,000 for 2007.  The interest income primarily relates to interest on internally financed leases from customers of our REDIview and legacy products.

We recorded a loss on the extinguishment of debt totaling $341,000 for 2007 for the exchange of Series A Notes into Series B Notes and the exchange of the HFS Note into Series B Notes.  We also recorded a loss on the extinguishment of redeemable preferred stock totaling $363,000 for 2007 for the exchange of Series B preferred stock into Series B Notes.

Other income of $383,000 for 2007 is primarily due to the reversal of a legal accrual of $230,000 and gains from creditor resolution settlements of $83,000.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for 2008 and 2007 are as follows.

	Year Ended
	December 31,
	2008	2007
Net loss	$(2,683)	$(6,221)
Add non-EBITDA items included in net results:
Depreciation and amortization	809	949
Interest expense, net	2,060	4,652
Non-recurring reversal of legal accrual	—	(230)
Loss on debt extinguishment	—	341
Loss on redeemable preferred stock extinguishment	—	363

Adjusted EBITDA	$186	$(146)

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations.  We had cash and cash equivalents of $0 as of December 31, 2008 (compared to $228,000 as of December 31, 2007).

Net cash used in operations in 2008 was $247,000, primarily due to a net loss of $2.7 million offset by accretion of notes payable $1,293,000 and amortization of customer lists and other intangibles of $739,000. Net cash used in operations in 2007 was $887,000, primarily due to a net loss of $6.2 million offset by accretion of notes payable $3,871,000, loss on extinguishment of debt of $341,000, loss on extinguishment of redeemable preferred stock of $363,000, increase in accounts payable of $280,000, and depreciation and amortization of $1,035,000.

Net cash used in investing activities in 2008 was $16,000 versus $1,000 in 2007.

Net cash provided by financing activities in 2008 was $35,000, primarily due to the net proceeds of the Series B Note offering of $128,000 offset by payments on capital leases and other notes payable of $93,000.  Net cash provided by financing activities in 2007 was $995,000, primarily due to the net proceeds of the Series B Note offering of $982,000.

We do not expect to achieve profitability in 2009.  Key to achieving profitability is to obtain a REDIview customer base that provides monthly recurring revenues and corresponding gross margins that exceed operating costs and expenses to support the REDIview customer base. Our plans for 2009 include increasing direct sales to new and existing customers in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets for 2009. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses will continue in 2009 and net operating cash outflows will continue into at least the second quarter of 2009.

We had a working capital deficit of $3.4 million, excluding the gross amount of our outstanding secured convertible notes of $10.8 million, as of December 31, 2008.   We believe that we will have sufficient capital to fund our ongoing operations through 2008, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

The following table summarizes our secured convertible notes payable by maturity dates as of December 31, 2008 (in 000’s) (as we currently are not in compliance with certain of our obligations relating to the Series A and B Notes, we classify the secured convertible notes payable as a current liability on our balance sheet):

	Principal	Less Discount	Carrying Amount
Fiscal Year ending December 31, 2008	$10,781	$1,301	$9,480

We have failed to comply with our obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, we have accrued $1,761,004 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In 2008, and through March 25, 2009, we issued 3,067,407,599 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $1,150,000 of obligations due under the notes.  Additionally, we issued 1,065,811,416 shares of common stock as partial payments on the Series B Notes in satisfaction of $450,000 of obligations due under the notes.

To accommodate these share issuances, we completed an increase in the number of our authorized shares of common stock to 750,000,000 and a one-for-fifty reverse stock split of our common stock on November 20, 2007 and a further increase in the number of our authorized shares of common stock to 5,000,000,000 and a one-for-four-hundred reverse stock split on August 13, 2008.   We are in the process of increasing our authorized shares of common stock to 15,000,000,000.  We anticipate that we will issue the full number of newly authorized shares of common stock in 2009 in payment of amounts due under, or in connection with the conversion of, our outstanding convertible securities.

As of March 25, 2009, we would have to issue 85,299,736,567 shares of our common stock to repay amounts outstanding under our senior secured notes.   Accordingly, we will likely need to implement additional reverse stock splits and/or increases in our authorized shares to meet our obligations to note holders.

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

Outstanding Debt, Preferred Securities and Warrants

Series A Notes

As of March 25, 2009 we had $3,044,516 principal amount of our Series A Notes outstanding.  The Series A Notes are secured by substantially all of our assets.  The Series A Notes are convertible at the option of the holder into our common stock at a fixed conversion price of $0.000117, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.   We may make scheduled principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

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

Series B Notes

As of March 25, 2009 we had $6,948,439 principal amount of our Series B Notes outstanding.  The Series B Notes and the Series B OID Notes are secured by all of our assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 21, 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to May 21, 2011.  We may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes and Series B OID Notes are convertible into our common stock at a conversion price of $0.000124 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

 Upon the occurrence of specified events of default on the Series B Notes, the holders may: (a) demand prepayment of the notes as described below, (b) demand that the principal amount of the notes then outstanding be converted into shares of our common stock, and/or (c) exercise any of the holder’s other rights or remedies under the transaction documents or applicable law.  If the holders require us to prepay all or a portion of the notes, the prepayment price would equal to 120% of the principal amount of the notes.  The holders would also recover all other costs or expenses due in respect of the notes and the other transaction documents.

Series B Preferred Stock

The series B convertible preferred stock issued to SDS in connection with our 2005 financing has a face amount of $10,000 per share ($5,220,000 in the aggregate), ranks senior to our series C convertible preferred stock and our common stock with respect to payment of amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive non-cumulative dividends in an amount equal to 3% per year when, as, and if declared by our Board of Directors.

The series B convertible preferred stock is convertible into common stock at a conversion price of $31,000 per share, subject to adjustment for stock splits and combinations, and certain dividends and distributions.

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

Series C Preferred Stock

The series C convertible preferred stock issued to BMSI in connection with our acquisition of BounceGPS has a face amount of $1,000 per share ($5,379,000 in the aggregate), ranks junior to our series B convertible preferred stock and senior to our common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

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

Warrants

As of March 25, 2009, we had outstanding the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares of common stock at an exercise price of $0.000117 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares of common stock at an exercise price of $0.000117 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares of common stock at an exercise price of $0.000117 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance.  125 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 963 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $17.50 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•
Series E-7 Warrants to purchase 314,839 shares of common stock at an exercise price of $0.000117 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series E-7 warrants are exercisable for a seven-year period from the date of issuance.

•
Series F-4 Warrants to purchase 314,839 shares of common stock at an exercise price of $0.000117 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series F-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

•
The following warrants issued to SDS in connection with our 2005 financings:  (i) a common stock purchase warrant with a 5-year term to purchase 83 shares of common stock at an exercise price of $200.00 per share, (ii) a common stock purchase warrant with a 5-year term to purchase 1,453 shares of common stock at an exercise price of $843.00, and (iii) a common stock purchase warrant with a 5-year term to purchase 100 shares at an exercise price of $35,000.00 per share.

•
Warrants issued to the placement agents in our Series A Note financing to purchase 125  shares of common stock at an exercise price per share equal to $0.000117 with a term of 5 years following the closing.

•
Warrants issued to the placement agents in our Series B Note financing to purchase 617 shares of common stock at an exercise price per share equal to $0.000117 with a term of 5 years following the closing.

Contractual Obligations

The following summarizes the Company’s significant financial commitments at December 31, 2008 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Obligations under Series A Note and Warrant
Principal Payments – Notes & OID	$3,646	$3,646	$—	$—	$—
Obligations under Series B Note and Warrant
Principal Payments – Notes & OID	7,135	7,135	—	—	—
Default Penalties & Interest – Series A Notes	961	961	—	—	—
Default Penalties & Interest – Series B Notes	800	800	—	—	—
Capital Lease Obligations	11	11	—	—	—
Operating Leases	14	14	—	—	—
Note Payable – Related Parties	250	250	—	—	—
Total	$12,817	$12,817	$—	$—	$—

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

Initial sale proceeds received under multiple-element sales arrangements that require us to deliver products and services over a period of time and which are not determined by us to meet certain criteria are deferred.  All REDIview sales proceeds related to delivered products are deferred and recognized over the contract life that typically ranges from one to five years.   Product sales proceeds recognized under this method are portrayed in the accompanying Consolidated Statement of Operations as “Ratable product revenues.” The related deferred revenue is classified as a current and long term liability on the Consolidated Balance Sheets under the captions “Deferred product revenues – current portion” and “Deferred product revenues - non-current portion.”  If the customer relationship is terminated prior to the end of the customer contract term, such deferred sales proceeds are recognized as revenue in the period of termination.  Under sales arrangements, which initially meet the earnings criteria described above, revenues are recognized upon shipment of the products or upon customer acceptance of the delivered products if terms of the sales arrangement give the customer the right of acceptance.

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

Deferred Product Costs

We defer certain product costs (generally consisting of the direct cost of product sold and installation costs) for our sales contracts determined to require deferral accounting.  The deferred costs are classified as a current and long term asset on the balance sheet under the captions “Deferred product costs – current portion” and “Deferred product costs - non-current portion”.  Such costs are recognized over the longer of the term of the service contract or the estimated life of the customer relationship and are portrayed in the accompanying Consolidated Statements of Operations as “Ratable product costs.”  Such terms range from one to five years.  If the customer relationship is terminated prior to the end of the estimated customer relationship period, such costs are recognized in the period of termination.

Allowance for Doubtful Accounts

We use estimates in determining the allowance for doubtful accounts based on historic collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues and monitor collections amounts and statistics,

Inventory

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

Impact of Recently Issued Accounting Standards

Financial Accounting Standards No. 159 (“FAS 159”) In February 2007, the FASB issued FAS  159, The Fair Value Option for Financial Assets and Financial Liabilities, or FAS 159.  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of FAS 157 are applied. We will adopted FAS 159 on January 1, 2008. The adoption of FAS 159 did not have a material impact to our consolidated financial statements.

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

Financial Accounting Standards No. 162 (“FAS 162”)  In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles"("FAS 162"). FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). The Company has not completed its evaluation of the effects, if any, that FAS 162 may have on its consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any significant off-balance sheet arrangements, as defined in Item 303 of Regulation S-K.

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

Not applicable.

Item 9A.  Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures  as of December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of Remote Dynamics, Inc.

The following table presents information with respect to our directors and executive officers.

Name	Age	Position
David Walters	46	Director, Chairman
Keith Moore	48	Director, Secretary
Dennis Ackerman	61	Director
Thomas Friedberg	49	Director
Gary Hallgren	40	Chief Executive Officer
Greg Jones	43	Senior VP, Operations

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

DENNIS ACKERMAN — Director since January 4, 2006.

Mr. Ackerman served as Director of the Bank of America Entrepreneurial Center from 1987 through December 2004. The Bank of America Entrepreneurial Center provides business planning and business plan implementation services for businesses. Since formation in 1987, the Center has assisted business with raising over $500 million in working capital. From 1974 through 1987, Mr. Ackerman served as President of an energy company with a distribution network covering five states. Mr. Ackerman obtained a B.S. degree in Comprehensive Science from the College of Education at Ohio State University in 1969.

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

GARY HALLGREN — Chief Executive Officer since February 16, 2007

Mr. Hallgren, age 40, previously served as Vice President, Technical Services of Presentation Products Inc., dba Spinitar, a systems integration company, from May 2005 to February 2007. Previously, Mr. Hallgren served as Chief Executive Officer (2002-2005) and Chief Operating Officer (2000-2002) of WirelessCar North America, Inc., a joint venture of Volvo, Ericsson and Brainheart Capital which provided wireless middleware and billing services to the telematics marketplace.   Mr. Hallgren received his Bachelors degree in Engineering from University of Minnesota, Institute of Technology in 1991.

GREG JONES — Senior Vice President, Operations since February 16, 2007

Mr. Jones, age 43, previously served as Senior Director of Software Engineering for Aeris.net, a leading provider of wireless mobile to mobile solutions to the telematics industry, from October 2004 to February 2007. From 2000-2004, Mr. Jones served as Director of Technology and Development of WirelessCar North America, Inc., bringing to market wireless communications and billing solutions. Prior to WirelessCar, Mr. Jones served as Director of Internet Development at Liberty Enterprises, where he led a team that developed Liberty's hosted internet banking solution for credit unions.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no Form 5 reports were required, all of our officers, directors and beneficial owners of more than 10% of our common stock, the only class of securities registered under the Exchange Act, timely complied with all Section 16(a) filing requirements applicable to them during 2008, except that BMSI filed two late Form 4 reports, David Walters filed two late Form 4 reports and Keith Moore filed one late Form 4 report.

Compensation of Directors

Our Board of Directors has the authority to fix the compensation of directors. Our Bylaws provide that directors may be reimbursed for reasonable expenses for their services to us, and may be paid either a fixed sum for attendance at each Board of Directors meeting or a stated annual director fee. We also reimburse our directors for travel expenses.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
David Walters	$12,000	$—	$—	$—	$—	$—	$12,000
Dennis Ackerman	12,000	—	—	—	—	—	12,000
Keith Moore	12,000	—	—	—	—	—	12,000
Thomas Friedberg	12,000	—	—	—	—	—	12,000

Current directors David Walters, Dennis Ackerman, Keith Moore, and Thomas Friedberg receive an annual director's fee of $12,000, paid quarterly and prorated for service.

Item 11.   Executive Compensation.

The following table describes compensation awarded, paid to or earned, for the last fiscal year, by us to our Chief Executive Officer and Senior Vice President of Operations during 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total Compensation ($)
Gary Hallgren, Chief Executive Officer	2008	$165,000	$76,374	$—	$—	$—	$—	$—	(1)	$241,374
Greg Jones, Senior Vice President, Operations	2008	153,000	46,250	—	—	—	—	—	(2)	199,250

(1)	Mr. Hallgren became our Chief Executive Officer effective February 16, 2007.

(2)	Mr. Jones became our Senior Vice President, Operations effective February 16, 2007.

The following table sets forth certain information concerning stock option awards granted to our executive officers and our directors.

OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price (#)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gary Hallgren, Chief Executive Officer	—	—	—	—	—	—	—	—
Greg Jones, Senior Vice President, Operations	—	—	—	—	—	—	—	—

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

Employment Agreements

As of December 31, 2008, we have employment agreements with Gary Hallgren, our Chief Executive Officer, and Greg Jones, our Senior Vice President, Operations.  The following is a summary of the material details of the employment agreement.

Our employment agreement with Mr. Hallgren expires February 2010 and automatically renews in one year increments.    The employment agreement provides for a base salary of $165,000.  If the employment agreement is terminated by us (other than for specified cause events), Mr. Hallgren will receive his full base salary for the lesser of (a) twelve months and (b) the remaining term of the agreement (plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company).

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

Mr. Hallgren (together with other members of our senior management) will participate in an EBITDA Bonus Program and Corporate Transaction Bonus Program as the same may be established and maintained from time to time by us.  Mr. Hallgren receives a cash draw of $2,083.33 per month as an advance against payments under such bonus programs.

Our employment agreement with Mr. Jones expires February 2010 and automatically renews in one year increments.    The employment agreement provides for a base salary of $153,000.  If the employment agreement is terminated by us (other than for specified cause events), Mr. Jones will receive his full base salary for the lesser of (a) six months and (b) the remaining term of the agreement (plus an additional six months if the termination occurs within 60 days of the occurrence of a change in control of the company).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2009:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our executive officers and directors; and
•	by all of our executive officers and directors as a group.

		Beneficial Ownership
		Number of Shares
Name and Address of	Nature of		Series B	Series C			Percent of
Beneficial Owner (1)	Beneficial Owner (1)	Common Stock	Preferred Stock	Preferred Stock	Total		Total (2)

Bounce Mobile Systems, Inc.	Stockholder	18,048,299,367	—	100,816,376,984	118,864,676,350	(3)	62.28%
30950 Rancho Viejo Rd. #120
San Juan Capistrano, CA 92675

Dennis Ackerman	Director	53,647,440	—	—	53,647,440	(4)	*

Keith Moore	Director	1,638,919,355	—	—	1,638,919,355	(5)	*

Thomas Friedberg	Director	—	—	—	—		—

David Walters	Chairman and Director	19,687,218,721	—	100,816,376,984	120,503,595,705	(6)	63.14%

Gary Hallgren	Chief Executive Officer	—	—	—	—		—

Greg Jones	Senior VP, Operations	—	—	—	—		—

All executive officers and
directors as a group
(6 persons)		21,379,785,516	—	100,816,376,984	122,196,162,500		64.03%

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

(2) Based upon the following outstanding securities: (a) 4,737,534,793 shares of common stock, (b) 522 shares of our series B convertible preferred stock (which were convertible into 168 shares of common stock), (c) 5,379 shares of our series C convertible preferred stock (which were convertible into 100,816,376,984 shares of common stock), (d) $3,044,516 principal amount of our series A senior secured convertible promissory notes (which were convertible into 29,263,938,179 shares of common stock), (e) $6,948,439 principal amount of our series B subordinated secured convertible promissory notes (which were convertible into 56,035,798,387 shares of common stock), (f) series A-7 warrants exercisable for 1,031 shares of common stock, (g) series B-4 warrants exercisable for 688 shares of common stock, (h) series C-3 warrants exercisable for 1,375 shares of common stock, (i) series D-1 warrants exercisable for 963 shares of common stock, (j) series E-7 warrants exercisable for 314,839 shares of common stock, (k) series F-4 warrants exercisable for 314,839 shares of common stock, and (l) other warrants exercisable for 2,378 shares of common stock.

(3) Consists of shares of common stock issuable upon conversion or exercise of the following outstanding securities held by BMSI:  (a) 5,379 shares of our series C convertible preferred stock, (b) 604,310,965 shares of our common stock, (c) $2,163,000 principal amount of series B subordinated secured convertible notes (including original issue discount series B subordinated secured convertible notes), (c) our series E-7 warrants to purchase 220,007 shares of our common stock, and (d) our series F-4 warrants to purchase 220,007 shares of our common stock.

(4) This individual beneficially owns 53,647,440 shares issuable upon conversion of a convertible promissory note issued by the Company.

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

Item 13.  Certain Relationships and Related Transactions.

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. As of December 31, 2006, the Company owed $15,000 to Strands for these services.  The Company made payments totaling $15,000 and $60,000 for the year ended December 31, 2008 and 2007, respectively.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS, our wholly owned subsidiary, had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July

2006 to May 2007.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   The agreement was entered into prior to our December 2006 acquisition of  BounceGPS and prior to Mr. Walters joining our Board of Directors.  Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash.  Fees paid to MBCG totaled $0 and $80,000 for the years ended December 31, 2008 and 2007, respectively.   Remaining amounts due to MBCG totaled $20,000 as of December 31, 2008.

On May 1, 2007, we entered into a Support Services Agreement with Strands.  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands.  Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We pay to Strands monthly cash fees of $22,000 for the services.  In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf.  The initial term of the Support Services Agreement expires on May 1, 2009.  Fees paid to Strands totaled $242,000 and $199,000 for the year ended December 31, 2008 and 2007, respectively.  The Company had an outstanding balance due to Strands of $44,000 as of December 31, 2008.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  (MBA is a FINRA registered firm.)  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expired on May 1, 2008.  A new agreement was entered into effective December 1, 2008.  No fees were paid to MBA in 2007 or 2008.

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

On November 6, 2008, we amended the working capital line of credit promissory note with Strands Management Company, increasing the authorized borrowings to $200,000.  As of December 31, 2008, we have borrowed $106,000 against the note.  Accrued interest under the note, totals $2,200 as of December 31, 2008.

On February 25, 2009, the Company borrowed $24,000 from Gary Hallgren, the CEO, to cover short-term working capital needs.  This amount was repaid on February 27, 2009 with interest of 10% per annum.

Item 14.  Exhibits.

(a)	1. Consolidated Financial Statements.

The following consolidated financial statements of Remote Dynamics, Inc. and Subsidiaries, are submitted as a separate section of this report (See F-pages), and are incorporated by reference in Item 7:

(b)	Exhibits

The following Exhibits are filed herewith pursuant to Item 601 of Regulation S-B or incorporated herein by reference to previous filings as noted:

Exhibit No.	Identification of Exhibit

2.1.1	Share Exchange Agreement with Bounce Mobile Systems, Inc. dated November 30, 2006 (1)
2.1.2	Registration Rights Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (1)
2.1.3	Security Agreement with Bounce Mobile Systems, Inc. dated December 4, 2006 (1)
2.1.4	Series B subordinated secured convertible promissory note of issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)
2.1.5	Original issue discount series B subordinated secured convertible promissory note issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)
2.1.6	Series E-7 Warrant issued to Bounce Mobile Systems, Inc. on December 4, 2006 (1)
2.1.7	Series F-4 Warrant issued to Bounce Mobile systems, Inc. on December 4, 2006 (1)
3.1.1	Amended and Restated Certificate of Incorporation dated June 30, 2004 (2)
3.1.2	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated May 26, 2006 (3)
3.1.3	Certificate Of Amendment to the Amended and Restated Certificate of Incorporation dated November 19, 2007
3.1.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated July 22, 2008 (12)
3.2	Third Amended and Restated By-Laws dated June 30, 2004 (4)
4.1	Specimen of certificate representing the Common Stock, $.01 par value, of Remote Dynamics, Inc. (5)
4.2	Amended and Restated Certificate of Designation, Preferences and Rights, Series B Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (1)
4.3	Certificate of Designation, Preferences and Rights, Series C Convertible Preferred Stock, as filed with Secretary of State of Delaware on December 4, 2006 (1)
10.1.1	Securities Purchase Agreement with SDS Capital Group SPC, Ltd. dated May 31, 2005 (6)
10.1.2	Amendment No. 1 to Securities Purchase Agreement with SDS Capital Group SPC, Ltd. (1)

10.2.1	Registration Rights Agreement by and between Remote Dynamics, Inc. and SDS Capital Group SPC, Ltd. dated September 2, 2005 (6)
10.2.2	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 2,000,000 shares of common stock (6)
10.2.3	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 1,666,667 shares of common stock (6)
10.2.4	Stock Purchase Warrant issued to SDS Capital Group SPC, Ltd. on September 2, 2005 for purchase of 700,000 shares of common stock (6)
10.3.1	Note and Warrant Purchase Agreement dated as of February 23, 2006 (7)
10.3.2	Registration Rights Agreement dated as of February 23, 2006 (7)
10.3.3	Security Agreement dated as of February 23, 2006 (7)
10.3.4	Form of series A senior secured convertible promissory note due February 24, 2008 (7)
10.3.5	Form of original issue discount series A senior secured convertible promissory note due February 24, 2008 (7)
10.3.6	Form of Series A-7 Warrant issued on February 24, 2006 (7)
10.3.7	Form of Series B-4 Warrant issued on February 24, 2006 (7)
10.3.8	Form of Series C-3 Warrant issued on February 24, 2006 (7)
10.3.9	Form of Series D-1 Warrant issued on February 24, 2006 (7)
10.4.1	Note and Warrant Purchase Agreement dated as of November 30, 2006 (1)
10.4.2	Registration Rights Agreement dated as of November 30, 2006 (1)
10.4.3	Security Agreement dated as of November 30, 2006 (1)
10.4.4	Form of series B senior secured convertible promissory note due December 4, 2009 (1)
10.4.5	Form of original issue discount series B senior secured convertible promissory note due December 4, 2009 (1)
10.4.6	Form of Series E-7 Warrant issued on December 4, 2006 (1)
10.4.7	Form of Series F-4 Warrant issued on December 4, 2006 (1)
10.5.1	Amendment No. 1 to Note and Warrant Purchase Agreement dated as of April 2008(14)
10.5.2	Form of series B senior secured convertible promissory note due May 2011 (14)
10.5.3	Form of original issue discount series B senior secured convertible promissory note due May 2011 (14)
10.5.4	Form of Series E-7 Warrant issued in May 2008 (14)
10.5.5	Form of Series F-4 Warrant issued in May 2008 (14)
10.6.1	Addendum No.1 to Promissory Note with HFS Minorplanet Funding, LLC (13)
10.5#	2004 Restated Management Incentive Plan (8)
10.6.1#	Employment Agreement with Gary Hallgren dated February 16, 2007 (9)
10.6.2#	Employment Agreement with Greg Jones dated February 16, 2007 (9)
10.7	Consulting Agreement with Monarch Bay Management Company dated July 1, 2006 (10)
10.8.1	Support Services Agreement with Monarch Bay Management Company dated May 1, 2007 (13)
10.8.2	Addendum No. 1 to Support Services Agreement with Strands Management Company (14)
10.9	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC dated May 1, 2007 (13)
10.9.1*	Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC dated December 1, 2008
10.10	Form of Working Capital Line of Credit Promissory Note (15)
14.1	Code of Ethics for Senior Financial Officers (11)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Chisholm Bierwolf Nilson & Morrill, LLC
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contract and/or compensatory plan, contract or arrangement
*	Filed herewith

(1)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on December 7, 2006.
(2)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on July 14, 2004.
(3)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-QSB, as filed with the SEC on July 17, 2006.
(4)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.
(5)	Incorporated herein by reference to Remote Dynamics, Inc.’s Registration Statement on Form S-1, as amended (No. 33-9 1486), as declared effective by the SEC on June 22, 1995
(6)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on September 7, 2005.
(7)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K/A, as filed with the SEC on March 1, 2006.
(8)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on November 18, 2004.
(9)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on February 22, 2007.
(10)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-K, as filed with the SEC on April 16, 2007.
(11)	Filed in connection with Company’s Form 10-K Annual Report for the year ended August 31, 2003.
(12)	Incorporated herein by reference to Remote Dynamics, Inc.’s Annual Report on Form 10-KSB, as filed with the SEC on March 24, 2008.
(13)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-QSB, as filed with the SEC on May 15, 2007.
(14)	Incorporated herein by reference to Remote Dynamics, Inc.’s Quarterly Report on Form 10-Q, as filed with the SEC on May 15, 2008.
(15)	Incorporated herein by reference to Remote Dynamics, Inc.’s Current Report on Form 8-K, as filed with the SEC on September 19, 2008.

Item 15.  Principal Accountant Fees and Services

On March 23, 2007, the Audit Committee of our Board of Directors approved the engagement of Chisholm Bierwolf Nilson & Morrill LLC (“CBN”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended December 31, 2006.  On March 8, 2006, the Audit Committee of our Board of Directors approved the engagement of KBA Group LLP (“KBA”) to serve as our principal independent public accountant to audit our financial statements for the fiscal year ended August 31, 2006.  Prior to March 8, 2006, our principal independent public accountant was BDO Seidman, LLP (“BDO”).  Audit fees billed by CBN relate to the audits for the fiscal years ending December 31, 2008 and 2007.  On March 27, 2007, the Company changed its’ fiscal year end from August 31 to December 31.  The accountant fees paid to KBA Group and BDO Seidman relate to the previous fiscal year reporting of August 31.  Audit fees billed by our principal independent public accountants for services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in Form 10-Q for the last two fiscal years are presented below.  Audit-related fees, tax fees, and other fees for services billed by our principal independent public accountant during each of the last two fiscal years are also presented in the following table:

	Year Ended December 31,
	2008	2007

Chisholm, Bierwolf & Nilson
Audit fees	$31,600	$41,859
Audit-related fees (a)	$2,913	3,325
Tax fees (b)	$—	—
Registration Statement Fees	$—	—
All other fees	$3,066	303

KBA Group
Audit fees	$—	$—
Audit-related fees (a)	$—	—
Tax fees (b)	$—	—
Registration Statement Fees	$—	—
All other fees	$—	6,000

BDO Seidman
Audit fees	$—	$—
Audit-related fees (a)	$—	—
Tax fees (b)	$—	—
Registration Statement Fees	$—	—
All other fees	$—	10,000

Hartman, Leito & Bolt, LLP
Audit fees	$—	—
Audit-related fees (a)	$—	—
Tax fees (b)	$—	14,805
Registration Statement Fees	$—	—
All other fees	$—	—

(a) Audit-related fees primarily include research services to validate certain accounting policies.
(b) Tax fees include costs for the preparation of our corporate income tax return.

In accordance with the Audit Committee Charter of our Audit Committee (“Charter”), all audit and non-audit services to be provided by our principal accountant relating to the audit of our financial statements must be pre-approved by our Audit Committee.  The Charter further provides that if the services to be rendered by our principal accountant are services other than audit, review or attest services, the pre-approval requirement is waived if: (a) the aggregate amount of all such services provided by the principal accountant constitutes no more than five percent (5%) of the total amount of revenues paid by us to our principal accountant during the fiscal year in which the services are provided; and (b) such services were not recognized by us at the time of the engagement to be non-audit services; and (c) such services are promptly brought to the attention of our Audit Committee and approved prior to the completion of the audit by our Audit Committee or by one or more members of our Audit Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by our Audit Committee.  All the services provided by our principal accountants during the fiscal years ended December 31, 2008 and 2007 were pre-approved by our Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	REMOTE DYNAMICS, INC.
(Registrant)

	By:	/s/ GARY HALLGREN
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	March 31, 2009
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	March 31, 2009
David Walters

/s/ DENNIS ACKERMAN	Director	March 31, 2009
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	March 31, 2009
Keith Moore

/s/ THOMAS FRIEDBERG	Director	March 31, 2009
Thomas Friedberg

ANNUAL REPORT ON FORM 10-KSB
ITEM 7
FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007
REMOTE DYNAMICS, INC.
PLANO, TEXAS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Remote Dynamics, Inc.
Plano, Texas

We have audited the accompanying consolidated balance sheets of Remote Dynamics, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Remote Dynamics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Chisholm Bierwolf & Nilson, LLC
Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
March 31, 2009

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$—	$228
Accounts receivable, net of allowance for doubtful accounts
of $85 and $54, respectively	803	526
Due from related parties	—	71
Inventories, net of reserve for obsolescence of $7 and $7, respectively	153	158
Deferred product costs - current portion	580	352
Lease receivables and other current assets, net	246	466
Total current assets	1,782	1,801

Property and equipment, net of accumulated depreciation
and amortization of $212 and $154, respectively	102	157
Deferred product costs - non-current portion	352	336
Goodwill	616	616
Customer Lists, net	1,610	2,162
Software, net	502	674
Tradenames, net	44	59
Deferred financing fees, net	135	191
Lease receivables and other assets, net	22	135
Total assets	$5,165	$6,131

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,363	$1,530
Accounts payable - related parties	110	75
Deferred product revenues - current portion	952	1,197
Series A convertible notes payable (net of discount of $0 and $392, respectively)	3,646	3,801
Series B convertible notes payable (net of discount of $1,301 and $1,543, respectively)	5,834	5,007
Note payable - related parties	250	250
Accrued expenses and other current liabilities	2,392	1,770
Accrued expenses and other current liabilities - related parties	106	60
Total current liabilities	14,653	13,690

Deferred product revenues - non-current portion	588	590
Other non-current liabilities	34	110
Total liabilities	15,275	14,390

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value,
650 shares authorized, 522 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at December 31, 2008)	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value,
10,000 shares authorized, 5,274 and 5,202 shares issued and outstanding at
December 31, 2008 and December 31, 2007, respectively (redeemable in
liquidation at an aggregate of $5,274,000 at December 31, 2008)	—	—

Stockholders' deficit:
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 677,858,548 shares issued and 677,858,501 outstanding at December 31, 2008;
750,000,0000 shares authorized, 3,483 shares issued and 3,437 outstanding
at December 31, 2007, retroactively restated	68	14
Treasury stock, 47 shares at December 31, 2008 and December 31, 2007,
respectively, at cost, retroactively restated	—	—
Additional paid-in capital	1,675	897
Accumulated deficit	(11,987)	(9,304)
Total stockholders' deficit	(10,244)	(8,393)
Total liabilities and stockholders' deficit	$5,165	$6,131

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended
	December 31,
	2008	2007
Revenues
Service	$3,474	$3,176
Ratable product	1,567	1,385
Product	217	160

Total revenues	5,258	4,721

Cost of revenues
Service	1,301	1,245
Ratable product	575	330
Product	99	186

Total cost of revenues	1,975	1,761

Gross profit	3,283	2,960

Expenses:

General and administrative	1,619	1,766
Sales and marketing	681	774
Engineering	796	719
Depreciation and amortization	809	949

Total expenses	3,905	4,208

Operating loss	(622)	(1,248)

Other income (expenses):

Interest income	42	105
Interest expense	(2,102)	(4,757)
Other income	(1)	383
Loss on extinguishment of debt	-	(341)
Loss on extinguishment of redeemable preferred stock	-	(363)

Total other income (expenses)	(2,061)	(4,973)

Loss before income taxes	(2,683)	(6,221)

Income tax benefit	-	-

Net loss	(2,683)	(6,221)

Preferred stock dividend	-	-
Loss on redemption of preferred stock	-	-

Net loss attributable to common stockholders	$(2,683)	$(6,221)

Net loss per common share - basic and diluted	$(0.19)	$(2,074)

Weighted average number of common shares outstanding:
Basic and diluted	14,474	3

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2007 THROUGH DECEMBER 31, 2008
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Common stock issued for services	128	1	8	—	—	—	9
Issuance of warrants in connection with Series B debt offering	—	—	45	—	—	—	45
Issuance of warrants in connection with exchange of Series A Notes to Series B Notes	—	—	5	—	—	—	5
Issuance of warrants in connection with exchange of Series B Preferred Stock to Series B Notes	—	—	6	—	—	—	6
Conversion of Series A Notes to common stock	32	—	10	—	—	—	10
Conversion of HFS Note to Series B Notes	—	—	13	—	—	—	13
Common stock issued as partial principal payments on Series A Notes	164	1	5	—	—	—	6
Net loss	—	—	—	—	—	(6,221)	(6,221)
Balance, December 31, 2007	3,437	$14	$897	47	$—	$(9,304)	$(8,393)

Common stock issued for services	894	—	14	—	—	—	14
Common stock issued as partial principal payments on Series A Notes	55,669,326	6	542	—	—	—	548
Common stock issued as partial principal payments on Series B Notes	17,873,879	2	262	—	—	—	264
Conversion of Series C preferred stock	604,310,965	60	(60)	—	—	—	—
Issuance of warrants in connection with Series B debt offering			2	—	—	—	2
Reduction of par value in association with reverse stock split	—	(14)	18	—	—	—	4
Net loss	—	—	—	—	—	(2,683)	(2,683)
Balance, December 31, 2008	677,858,501	$68	$1,675	47	$—	$(11,987)	$(10,244)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (1 of 2)
(in thousands)

	Year ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss	$(2,683)	$(6,221)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	70	154
Amortization of customer lists and other intangibles	739	795
Amortization of debt discount	17	7
Amortization of deferred financing fees	107	85
Accretion of HFS note payable	-	611
Accretion of Series A notes	392	2,628
Accretion of Series B notes	901	625
Provision for bad debt	159	72
Loss on extinguishment of debt	-	341
Loss on extinguishment of redeemable preferred stock	-	363
Loss on retirement of fixed assets	1	55
Common stock issued for services	14	9
Changes in operating assets and liabilities:
Accounts receivable	(404)	(214)
Due from related parties	71	(71)
Inventory	6	128
Deferred product costs	(244)	(377)
Lease receivables and other assets	290	133
Deferred product revenue	(247)	(142)
Accounts payable	(18)	260
Accounts payable - related parties	(35)	20
Accrued expenses and other liabilities	570	(171)
Accrued expenses and other liabilities - related parties	47	23

Net cash used in operating activities	(247)	(887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(16)	(1)

Net cash used in investing activities	(16)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	128	982
Proceeds from line of credit	-	69
Payments on capital leases and other notes payable	(93)	(56)

Net cash provided by financing activities	35	995

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(228)	107
CASH AND CASH EQUIVALENTS, beginning of year	228	121

CASH AND CASH EQUIVALENTS, end of year	-	228

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (2 of 2)
(in thousands)

	Twelve months ended December 31,
	2008	2007
Supplemental Cash Flow Information:
Interest paid	$12	$7
Income taxes paid	—	—

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$548	$15
Common stock issued for partial principal payment on Series B Notes	264	13
Common stock issued for services	14	9

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION, BUSINESS OVERVIEW, ACQUISITIONS AND GOING CONCERN

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

Our REDIview product line forms the basis of our current business plan.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.   We do not expect to achieve profitability for 2009.  Our plans for 2009 include continuing to grow our sales staff as revenues allow and managing our indirect sales channel partners in an effort to grow out recurring revenue.  However, there can be no assurance that we will achieve our sales targets or our targeted operating levels for 2009.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, reduce operating costs and to improve profitability and cash flow, our operating losses will continue through 2009 and our net operating cash outflows will continue into at least the second quarter of 2009.

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

On or about April 3, 2009, the Company will complete an increase in the number of its authorized shares of common stock to 15,000,000,000.

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

On November 30, 2006, Remote Dynamics entered into a Share Exchange Agreement with Bounce Mobile Systems, Inc. (“BMSI”).  Pursuant to the Share Exchange Agreement, Remote Dynamics agreed to acquire from BMSI 100% of the capital stock of BounceGPS, a provider of mobile asset management solutions, in exchange for 5,000 shares of Remote Dynamics’ newly authorized series C convertible preferred stock, a Series B Note in the principal amount of $660,000, a Series B OID Note in the principal amount of $264,000, an E-7 Warrant to purchase 1,547 shares of Remote Dynamics common stock, and a F-4 Warrant to purchase 1,547 shares of Remote Dynamics common stock.

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics board of directors, management, 96.0% of the voting power of Remote Dynamics common stock outstanding, and beneficial ownership of approximately 62.2% of Remote Dynamics common stock (on a as-converted, fully diluted basis).   Accordingly, the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer. Accordingly, BounceGPS is deemed to be the purchaser and surviving company for accounting purposes and its net assets are included in the balance sheet at their historical book values and the results of operations of BounceGPS have been presented for the comparative prior period.

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

Going Concern

We have incurred significant operating losses since our inception, and these losses will continue for the near future. We may not ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profits on a quarterly or annual basis.    For 2008 and 2007, our independent registered public accounting firm issued an opinion on our financial statements which included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We do not expect to achieve profitability for 2009 and we do not expect to achieve positive operating cash flow until at least the second quarter of 2009.  Our plans for 2009 include increasing our sales staff and sales channel development in an effort to build recurring revenue and continuing to identify additional operating cost reductions.  However, there can be no assurance that we will achieve our sales targets or our targeted operating results for 2009. Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, to reduce operating costs and to improve profitability and cash flow, our operating losses will continue through 2009 and net operating cash outflows will continue into at least the second quarter of 2009.

Critical success factors in our plans to achieve positive cash flow from operations include:

•	Ability to increase sales of the REDIview product line.

•	Significant market acceptance of our product offerings from new customers, including our REDIview product line, in the United States.

•	Retaining our existing customers.

•	Training and development of new sales staff.

There can be no assurances that any of these success factors will be realized or maintained.

We had a working capital deficit of $3.4 million, excluding the outstanding amount of our secured convertible notes of $10.8 million, as of December 31, 2008.   We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources also depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with our obligations relating to the notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, we have accrued $1,761,004 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.   We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  During the year ended December 31, 2008, we issued 55,669,326 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $548,000 of obligations due under the notes.  Additionally, we issued 17,873,879 shares of common stock as partial payments on the Series B Notes in satisfaction of $264,000 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

	December 31,
	2008	2007

Beginning balance	$54	$67
Additions	121	31
Deductions	(90)	(44)
Ending balance	$85	$54

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

AT&T provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement effective as of November 1, 2004 and a messaging agreement effective September 27, 2004. The data reseller agreement and messaging agreement have an initial term of two years and automatically renews for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term.  However, the data reseller agreement and the messaging agreement may be terminated by AT&T or the Company for convenience upon 90 days prior written notice.

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.   Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Notes 8 and 10).  For the years ended December 31, 2008 and 2007, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Year Ended December
	2008	2007
Convertible notes payable	33,015,890,449	82,535
Convertible preferred stock	36,320,277,366	143,959
Outstanding warrants to purchase common stock	636,112	30,615

Stock warrants issued and outstanding total 636,112 at December 31, 2008.

New Accounting Standards

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

3.	INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Complete systems	$89	$67
Component parts	71	98
Reserve for obsolescence – systems	(2)	—
Reserve for obsolescence – parts	(5)	(7)
	$153	$158

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Machinery and equipment	10	4
Capitalized software costs	62	62
Leasehold improvements	—	—
Vehicles, computer equipment, and other equipment	242	245
	314	311
Less: accumulated depreciation and amortization	(212)	(154)
	$102	$157

Total depreciation and amortization expense related to property and equipment charged to operations during the year ended December 31, 2008 and 2007 was $70,000 and $154,000, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following as of December 31, 2008 and 2007 (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				December 31,	Period
	2007	Addition	Amortization	Impairment	2008	(in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	2,162	-	(552)		1,610	35
Software	674	-	(172)		502	35
Tradenames	59	-	(15)		44	35
	$3,511	$-	$(739)	$-	$2,772

Total amortization expense for the other intangible assets for the year ended December 31, 2008 and 2007 was approximately $739,000 and $796,000, respectively.

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2009	2010	2011	2012	2013
Amortization Expense	$739	$739	$678	$—	$—

6.	LEASE RECEIVABLES AND OTHER ASSETS

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

The net present value of the lease payments for sales-type leases is recognized as product revenue and deferred under the Company’s revenue recognition policy.   The components of the net investment in sales-type leases are as follows (in thousands):

	December 31,
	2008	2007

Minimum lease payments receivable	$146	$381
Less: Allowance for uncollectibles	(7)	(16)
	139	365

Less: Unearned interest income	(14)	(55)
Net investment in sales-type leases	$125	$310

The long-term portion of the net investment in sales-type leases at December 31, 2008 and 2007 was $126,000 and $279,000, respectively.

Total minimum lease payments receivable on sales-type leases as of December 31, 2008 are as follows (in thousands):

Fiscal Year Ending December 31,	2008

2009	133
2010	12
2011	1
Total minimum lease payments receivable	$146

Income from operating leases is recognized ratably over the term of the leases. There are no future minimum rental payments due under operating leases as of December 31, 2008.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2008	2007

Capital leases - current portion	29	36
Property, franchise, and other taxes payable	54	110
Accrued warranty costs	60	68
Accrued vacation	37	37
Accrual for Series A & B default penalty and interest	1,791	1,114
Legal, accounting, interest and other accruals	451	405
	$2,422	$1,770

8.	NOTES PAYABLE

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

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1.  The note has a term of 2 years with an annual interest rate of 9%.  Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter.  Interest is payable quarterly.  BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement.  The Company has accrued $66,551 of interest expense as of December 31, 2008.  The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above.   Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc.   BounceGPS has disputed the obligation to make any payments under the note.  See Note 12 for further discussion on related party transactions.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a fixed conversion price of $0.000267 per share.  Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares in the aggregate of common stock at an initial exercise price of $8,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series A-7 warrants was $0.000267 as of December 31, 2008.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares in the aggregate of common stock at an initial exercise price of $18,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series B-4 warrants was $0.000267 as of December 31, 2008.  The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares in the aggregate of common stock at an initial exercise price of $4,200 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series C-3 warrants was $0.000267 as of December 31, 2008.  The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance (125 of these warrants are exercisable over 5 years).

•
Series D-1 warrants (callable only at our option) to purchase 963 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $7,000 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 125 shares of common stock at an exercise price per share equal to $0.000267 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement.  The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, we have accrued $960,927 in default interest and liquidated damages under the Series A Notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding.

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  During the year ended December 31, 2008, we issued 55,669,326 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $548,000 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following tables summarize the Series A Notes as of December 31, 2008 and 2007 (000’s):

	Principal	Less Discount	Carrying Amount
Total Series A Notes – December 31, 2006	$4,435	$3,193	$1,242
Accretion of Series A Notes	—	(2,628)	2,628
Nite Capital Conversion	(10)	—	(10)
Exchange of Series A Notes for Series B Notes	(225)	(172)	(53)
Partial Principal Payments	(6)	—	(6)
Total Series A Notes – December 31, 2007	$4,194	$392	$3,801

	Principal	Less Discount	Carrying Amount
Total Series A Notes – December 31, 2007	$4,194	$392	$3,801
Partial Principal Payments	(548)	—	(548)
Accretion of Series A Notes	—	(392)	392
Total Series A Notes – December 31, 2008	$3,646	$0	$3,646

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

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from  August 1, 2007 to

May 2011.  The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.00045 per share (as of December 31, 2008), subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 3,860 shares of the Company’s common stock.  The Company has not received and will not receive any additional proceeds from the exchange.  As of December 31, 2008 and 2007, the Company had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 2,352 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes.  The exchange was completed as of December 31, 2007.

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

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 822 shares of the Company’s common stock at an exercise price of $0.00045 per share (as of December 31, 2008) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 617 shares of the Company’s common stock.  The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement.   The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of December 31, 2008, the Company has accrued $800,077 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes.  During the year ended December 31, 2008, the Company issued 17,873,879 shares of common stock as partial payments on the Series B Notes in satisfaction of $264,000 of obligations due under the notes.  The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during 2009 and thereafter.

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

The following table summarizes the Series B Notes as of December 31, 2008 and 2007 (000’s):

	Principal	Less Discount	Carrying Amount
Total Series B Notes – December 31, 2006	$2,716	$1,019	$1,698
Issuance of Series B Notes	1,508	460	1,048
Exchange of Series A Notes to Series B Notes	401	120	282
Exchange of Series B Preferred Stock to Series B Notes	525	156	369
HFS Conversion	1,400	414	986
Accretion of Series B Notes	—	(625)	625
Total Series B Notes – December 31, 2007	$6,550	$1,543	$5,007

	Principal	Less Discount	Carrying Amount
Total Series B Notes – December 31, 2007	$6,550	$1,543	$5,007
Partial Principal Payments	(265)	—	(265)
Issuance of Series B Notes – May 22, 2008	848	674	174
Amortization of debt discount and beneficial conversion feature from January 1, 2008 to December 31, 2008		(17)
Accretion of Series B Notes	—	(899)	917
Total Series B Notes – December 31, 2008	$7,134	$1,301	$5,834

The following table summarizes the Company’s convertible notes payable by maturity dates as of December 31, 2008 (000’s) (as the Company currently is not in compliance with certain of its obligations relating to the Series A and Series B Notes, the Company is classifying the convertible notes payable as a current liability on the balance sheet):

	Principal	Less Discount	Carrying Amount
Fiscal Year ending December 31, 2008	$10,781	$1,301	$9,480

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

We recorded $264,934 of transaction costs as deferred financing fees.  We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model.  The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion.  During the year ended December 31, 2008, $99,792 of the deferred financing fees was amortized to interest expense.

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

No provision for income taxes has been recorded due to the net operating loss carryforwards totaling approximately $2.5 million as of December 31, 2008 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $2.5 million expire in various years through 2028.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused.

Deferred tax asset and the valuation account is as follows (in thousands):

	December 31,
	2008	2007

Deferred tax asset:
NOL Carryforward	$854	$713
Valuation allowances	(854)	(713)
Total	$—	$—

The components of income tax expense are as follows:

Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL benefit	141	236
Change in valuation allowance	(141)	(236)
	$—	$—

The Company’s effective tax rate differs from the federal and state statutory rates due to the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards and permanent differences.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statement of operations:

	December 31,
	2007		2006

Tax at federal statutory rate	(34	) %	(34	) %
State tax expense, net of federal tax effect	(5)		(5)
Permanent differences	37		38
Change in valuation allowance	1		2
	—		—

10.	STOCKHOLDERS’ EQUITY INSTRUMENTS AND RELATED MATTERS

Common  Stock

As of December 31, 2008 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 677,858,548 common stock shares issued and 677,858,501 shares outstanding.

As of December 31, 2007 we had 750,000,000 shares of common stock authorized with a par value of $0.01.  We had 3,483 common stock shares issued and 3,437 shares outstanding.

During 2007, the Company issued 128 shares of common stock for $9,000 of professional services.  These shares were valued at $9,000 and are included in general and administrative expenses for the year ended December 31, 2007.

During 2007, the Company issued 32 shares of its common stock for conversion of $10,000 of principal amount Series A convertible notes.

During 2007, the Company issued 164 shares of its common stock as a partial principal payment of $6,000 on the Series A Notes convertible notes.

During 2008, the Company issued 894 shares of common stock for $14,000 of professional services.  These shares were valued at $14,000 and are included in general and administrative expenses.

During 2008, the Company issued 55,669,326 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $548,000 of obligations due under the notes.

During 2008, the Company issued 17,873,879 shares of common stock as partial payments on the Series B Notes in satisfaction of $264,000 of obligations due under the notes.

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

Series B Preferred Stock

The series B convertible preferred stock has a face amount of $10,000 per share ($5,220,000 in the aggregate), ranks senior to our series C convertible preferred stock and our common stock with respect to payment of amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive non-cumulative dividends in an amount equal to 3% per year when, as and if declared by our Board of Directors.

The series B convertible preferred stock is convertible into common stock at a conversion price of $31,000 per share, subject to adjustment for stock splits and combinations, and certain dividends and distributions,

The holders of shares of series B convertible preferred stock have the right to cause us to redeem any or all of its shares at a price equal to 100% of face value, plus accrued but unpaid dividends in the following events:

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

•
We otherwise breach any material term under the private placement transaction documents, and if such breach is curable, shall fail to cure such breach within 10 business days after we have been notified thereof in writing by the holder.

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

Series C Convertible Preferred Stock

On November 30, 2006, we entered into a Share Exchange Agreement with BMSI.  Pursuant to the Share Exchange Agreement, we agreed to acquire from BMSI 100% of the capital stock of BounceGPS.  As part of the consideration for the acquisition, we issued to BMSI 5,000 shares of our Series C convertible preferred stock.  See Note 1 for a more detailed description of the acquisition.

The series C convertible preferred stock has a face amount of $1,000 per share ($5,274,000 in the aggregate), ranks junior to our series B convertible preferred stock and senior to our common stock with respect to payment of dividends and amounts upon any liquidation, dissolution or winding up of the Company, and is entitled to receive cumulative dividends in an amount equal to 8% per year (payable at the election of the holder in cash or additional shares).

The series C convertible preferred stock was initially convertible into 51% of the number of our fully diluted shares, as defined to include, without limitation:

•	Shares of common stock outstanding on the date of issuance of the Series C Preferred Stock;

•
Shares of common stock issuable upon conversion, exercise or exchange of any convertible security or purchase right outstanding on the date of  issuance (including, without limitation, the series C convertible preferred stock, our series B convertible preferred stock, the Series A Notes, the Series B Notes and outstanding warrants);

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

The series C convertible preferred stock generally has the right to vote on all matters before the common stockholders on an as-converted basis voting together with the common stockholders as a single class. In addition, the holders of a majority of the Series C convertible preferred stock, voting as a separate class, have the right to appoint a majority of the members of our Board of Directors.

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

On December 1, 2008, we issued 108 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended November 30, 2008.

On December 26, 2008, BMSI converted 225 shares of series C convertible preferred stock into 603,560,689 shares of our common stock.

Warrants

As of December 31, 2008, we had outstanding the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares of common stock at an exercise price of $0.000267 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares of common stock at an exercise price of $0.000267 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares of common stock at an exercise price of $0.000267   per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance.  125 of these warrants are exercisable over 5 years.

•
Series D-1 warrants (callable only at our option) to purchase 963 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $7,000.00 or (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•
Series E-7 Warrants to purchase 314,839 shares of common stock at an exercise price of $.00045 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The series E-7 warrants are exercisable for a seven-year period from the date of issuance.

•
Series F-4 Warrants to purchase 314,839 shares of common stock at an exercise price of $.00045 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The series F-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission.

•
The following warrants issued to SDS in connection with our 2005 financings:  (i) a common stock purchase warrant with a 5-year term to purchase 83 shares of common stock at an exercise price of $200 per share, (ii) a common stock purchase warrant with a 5-year term to purchase 1,453 shares of common stock at an exercise price of $843, and (iii) a common stock purchase warrant with a 5-year term to purchase 100 shares at an exercise price of $35,000.00 per share.

•
Warrants issued to the placement agents in our Series A Note financing to purchase 125 shares of common stock at an exercise price per share equal to $0.000267 per share with a term of 5 years following the closing.

•
Warrants issued to the placement agents in our Series B Note financing to purchase 617 shares of common stock at an exercise price per share equal to $0.00045 per share with a term of 5 years following the closing.

11.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease certain office facilities and equipment under non-cancelable operating leases, with expirations through August 2012.  The future minimum lease payments associated with such leases for the fiscal years ending December 31 are as follows (in thousands).

2009	$58
2010	59
2011	59
2012	39
$215

During the year ended December 31, 2008 and 2007, total rent charged to operating expenses was approximately $58,000 and $70,000, respectively.

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

	Fiscal Years Ended December 31,
	2008	2007
Warranty product liability at beginning of period	$68	$127
Accruals for product warranties issued	57	56
Product replacements	(65)	(115)
Adjustments to pre-existing warranty estimates	—	—
Warranty product liability at end of period	$60	$68

The long-term portion of the warranty product liability at December 31, 2008 and 2007 was approximately $-0- and $-0-, respectively.

Retirement Plan

The Company sponsors a 401(k) Retirement Investment Profit-Sharing Plan (the “Retirement Plan”) covering substantially all employees.  In order to attract and retain employees, the Company amended the Retirement Plan during 2000 to include a mandatory employer matching.  Matching contributions during the fiscal years ended December 31, 2008 and 2007 were approximately $21,000 and $21,000 respectively.

Other Purchase Commitments

As of December 31, 2008, we had approximately $87,000 in primarily inventory-related purchase commitments.

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

From time to time, we are subject to legal proceedings and claims that arise in the ordinary course of business.  We do not believe that any claims other than those described above exist where the outcome of such matters would have a material adverse affect on our consolidated financial position, operating results or cash flows.  However, there can be no assurance such legal proceedings will not have a material impact on future results.

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

In connection with our November 2006 private placement, we agreed to pay $60,000 ($15,000 per closing) to Strands Management Company, LLC (“Strands”), formerly known as Monarch Bay Management Company, LLC, for consulting work.  David Walters (our Chairman) and Keith Moore (a member of our Board of Directors) are managing members of Strands and each own 50% of Strands. As of December 31, 2006, the Company owed $15,000 to Strands for these services.  The Company made payments totaling $15,000 and $60,000 for the year ended December 31, 2008 and 2007, respectively.

Additionally, we agreed to pay a $20,000 documentation fee to BMSI in connection with our December 2006 acquisition of BounceGPS from BMSI.  David Walters (our Chairman) is the Chairman and Chief Executive Officer of BMSI and beneficially owns a majority of the outstanding common stock of BMSI. This payment was made in January 2007.

BounceGPS had an agreement with Monarch Bay Capital Group, LLC (“MBCG”) for corporate development and chief financial officer services during the period from July 2006 to May 2007.   David Walters (our Chairman) is the managing member of MBCG and beneficially owns 100% of MBCG.   The agreement was entered into prior to our December 2006 acquisition of  BounceGPS and prior to Mr. Walters joining our Board of Directors.  Under the agreement with MBCG, BounceGPS paid to MBCG a monthly fee of $20,000 in cash.  Fees paid to MBCG totaled $0 and $80,000 for the years ended December 31, 2008 and 2007, respectively.   Remaining amounts due to MBCG totaled $20,000 as of December 31, 2008.

On May 1, 2007, we entered into a Support Services Agreement with Strands.  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands.  Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We pay to Strands monthly cash fees of $22,000 for the services.  In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf.  The initial term of the Support Services Agreement expires on May 1, 2009.  Fees paid to Strands totaled $242,000 and $199,000 for the year ended December 31, 2008 and 2007, respectively.  The Company had an outstanding balance due to Strands of $44,000 as of December 31, 2008.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  (MBA is a FINRA registered firm.)  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expired on May 1, 2008.  The new agreement was entered into effective December 1, 2008 under the same terms as the prior agreement.  No fees were paid to MBA in 2007 or 2008.

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

On November 6, 2008, we amended the working capital line of credit promissory note with Strands Management Company, increasing the authorized borrowings to $200,000.  As of December 31, 2008, we had borrowed $44,000 against the note.  Accrued interest under the note totaled $2,120 as of December 31, 2008.

13.	SUBSEQUENT EVENTS

From January 1, 2009 to March 25 2009, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock in accordance with the terms of the notes.  For the Series A notes, these payments were in the form of 3,011,738,754 shares of our common stock in satisfaction of $601,381 of obligations due under the Series A notes, representing issuance prices ranging from $.000117 to $.000587 per share.  For the Series B notes, these payments were in the form of 1,047,937,537 shares of our common stock in satisfaction of $185,961 of obligations due under the Series B notes, representing issuance prices ranging from $0.000124 to $.000477 per share (for the Series B Notes).

On February 28, 2009, we issued 105 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended February 28, 2009.

On or about April 3, 2009, we will increase our authorized shares of common stock to 15,000,000,000 shares.

On January 1, 2009, we borrowed $22,000 from the working capital line of credit promissory note with Strands Management Company.  On January 13, 2009, we borrowed an additional $40,000 from the working capital line.

On February 25, 2009, we borrowed $24,000 from Gary Hallgren, the CEO, to cover short-term working capital needs.  This amount was repaid on February 27, 2009 with interest of 10% per annum.