Form 10-Q
period 2009-03-31
Remote Dynamics Inc
filed 2009-05-15
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from                                   to

Commission file number 0-26140

REMOTE DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0352879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 CHISHOLM PLACE, SUITE 411 PLANO, TEXAS	75075
(Address of principal executive offices)	(Zip Code)

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports).
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
Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of May 13, 2009
Common Stock, $.0001 par value	5,157,670,279

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at March 31, 2009
	and December 31, 2008	3

	Consolidated Statements of Operations (Unaudited)
	for the three months ended March 31, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Equity (Unaudited)
	for the three months ended March 31, 2009	5

	Consolidated Statements of Cash Flows (Unaudited)
	for the three months ended March 31, 2009 and 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Conditions
	and Results of Operations	23

Item 3	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 3	Defaults	28

Item 6	Exhibits	28

Signature		29

EXHIBITS:

EX – 31.1 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906

ITEM 1:                      FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$76	$-
Accounts receivable, net of allowance for doubtful accounts
of $66 and $85, respectively	650	803
Inventories, net of reserve for obsolescence of $7 and $7, respectively	157	153
Deferred product costs - current portion	586	580
Lease receivables and other current assets, net	230	246
Total current assets	1,699	1,782

Property and equipment, net of accumulated depreciation
and amortization of $228 and $212, respectively	92	102
Deferred product costs - non-current portion	349	352
Goodwill	616	616
Customer Lists, net	1,472	1,610
Software, net	459	502
Tradenames, net	40	44
Deferred financing fees, net	108	135
Lease receivables and other assets, net	22	22
Total assets	$4,857	$5,165

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,156	$1,363
Accounts payable - related parties	164	110
Deferred product revenues - current portion	970	952
Series A convertible notes payable	3,045	3,646
Series B convertible notes payable (net of discount of $1,070 and $1,301, respectively)	5,879	5,834
Note payable - related parties	250	250
Accrued expenses and other current liabilities	2,619	2,392
Accrued expenses and other current liabilities - related parties	112	106
Total current liabilities	14,195	14,653

Deferred product revenues - non-current portion	584	588
Other non-current liabilities	30	34
Total liabilities	14,809	15,275
Commitments and contingencies
Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value,
650 shares authorized, 522 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at March 31, 2009)	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value,
10,000 shares authorized, 5,379 and 5,274 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively (redeemable in
liquidation at an aggregate of $5,379,000 at March 31, 2009)	-	-
Stockholders' deficit:
Common stock, $0.0001 par value, 5,000,000,000 shares authorized, 4,737,534,793 shares issued and 4,737,534,746 outstanding at March 31, 2009;
677,858,548 shares issued and 677,858,501 outstanding at December 31, 2008;	474	68
Treasury stock, 47 shares at March 31, 2009 and December 31, 2008,
respectively, at cost, retroactively restated	-	-
Additional paid-in capital	2,056	1,675
Accumulated deficit	(12,616)	(11,987)
Total stockholders' deficit	(10,086)	(10,244)
Total liabilities and stockholders' deficit	$4,857	$5,165

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2009	2008
Revenues
Service	$944	$804
Ratable product	307	336
Product	38	65
Total revenues	1,289	1,205

Cost of revenues
Service	320	355
Ratable product	188	113
Product	4	13
Total cost of revenues	512	481
Gross profit	777	724
Expenses:
General and administrative	432	401
Sales and marketing	186	185
Engineering	177	226
Depreciation and amortization	201	203
Total expenses	996	1,015
Operating loss	(219)	(291)
Other income (expenses):
Interest income	5	15
Interest expense	(415)	(825)
Total other income (expenses)	(410)	(810)
Loss before income taxes	(629)	(1,101)
Income tax benefit	-	-
Net loss	(629)	(1,101)

Net loss per common share - basic and diluted	$(0.00)	$(122.33)
Weighted average number of common shares outstanding:
Basic and diluted	2,938,312	9

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2008 THROUGH MARCH 31, 2009
(in thousands, except share information)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2008	3,437	$14	$897	47	$-	$(9,304)	$(8,393)

Common stock issued for services	894	-	14	-	-	-	14
Common stock issued as partial principal payments on Series A Notes	55,669,326	4	555	-	-	-	559
Common stock issued as partial principal payments on Series B Notes	17,873,879	2	267	-	-	-	269
Conversion of Series C preferred stock	604,310,965	48	(60)	-	-	-	(12)
Issuance of warrants in connection with Series B debt offering			2	-	-	-	2
Net loss	-	-	-	-	-	(2,683)	(2,683)

Balance, December 31, 2008	677,858,501	$68	$1,675	47	$-	$(11,987)	$(10,244)

Common stock issued as partial principal payments on Series A Notes	3,011,738,755	301	300	-	-	-	601
Common stock issued as partial principal payments on Series B Notes	1,047,937,537	105	81	-	-	-	186
Net loss (unaudited)				-	-	(629)	(629)

Balance, March 31, 2009 (unaudited)	4,737,534,793	$474	$2,056	47	$-	$(12,616)	$(10,086)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(629)	$(1,101)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	16	18
Amortization of customer lists and other intangibles	185	185
Amortization of debt discount	3	2
Amortization of deferred financing fees	27	24
Accretion of Series A notes	-	392
Accretion of Series B notes	228	183
Provision for bad debt	63	25
Common stock issued for services	-	14
Changes in operating assets and liabilities:
Accounts receivable	134	(78)
Due from related parties	-	71
Inventory	(4)	(43)
Deferred product costs	(3)	(52)
Lease receivables and other assets	(29)	56
Deferred product revenue	14	(44)
Accounts payable	(207)	182
Accounts payable - related parties	(52)	(33)
Accrued expenses and other liabilities	224	74
Accrued expenses and other liabilities - related parties	6	22
Net cash used in operating activities	(24)	(103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(6)	(6)
Net cash used in investing activities	(6)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	130	-
Payment of line of credit	(24)	(69)
Net cash provided by (used in) financing activities	106	(69)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	76	(178)
CASH AND CASH EQUIVALENTS, beginning of year	-	228
CASH AND CASH EQUIVALENTS, end of year	76	50

	Three Months Ended March 31,
	2009	2008
Supplemental Cash Flow Information:
Interest paid	$2	$2
Taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$601	$124
Common stock issued for partial principal payment on Series B Notes	186	57
Common stock issued for services		14

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

Our REDIview product line forms the basis of our current business plan.  We expect this product line to provide the foundation for a growth in revenues and, if our revenues grow as we anticipate, ultimately profitability.   We do not expect to achieve profitability or positive cash flow for 2009.  Our plans for 2009 include growing our subscriber base through direct sales to new and existing customers and continuing to control our operating costs.  However, there can be no assurance that we will achieve our sales targets for 2009.  Failure to do so may have a material adverse effect on our business, financial condition and results of operations.  Moreover, despite actions to increase revenue, control operating costs, and to improve profitability and cash flow, our operating losses and net operating cash outflows will continue through 2009.

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

April 2009 Increase in Authorized Common Stock

On April 17, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 15,000,000,000.

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

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics’ board of directors, management, 96.0% of the voting power of Remote Dynamics’ common stock outstanding, and beneficial ownership of approximately 62.2% of Remote Dynamics’ common stock (on a as-converted, fully diluted basis).   Accordingly, the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer.

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

We had a working capital deficit of $3.6 million, excluding the gross outstanding amount of our secured convertible notes of $10.0 million, as of March 31, 2009.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of March 31, 2009, we have accrued $1,901,340 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first quarter of 2009, we issued 3,011,738,755 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $601,381 of obligations due under the notes.  Additionally, during the first quarter of 2009, we issued 1,047,937,537 shares of common stock as partial payments on the Series B Notes in satisfaction of $185,961 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with the instructions  to Form 10-Q.  Accordingly, they do not include all footnote disclosures required by accounting principles generally accepted in the United States of America.  These consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2008.  The accompanying consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods in accordance with accounting principles generally accepted in the United States of America.  The results for any interim period are not necessarily indicative of the results for the entire fiscal year.  Certain prior year amounts have been reclassified to conform to current year presentation.

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

	March 31,	December 31,
	2009	2008
Beginning balance	$85	$54
Additions	22	121
Deductions	(41)	(90)
Ending balance	$66	$85

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

AT&T provides GSM/GPRS data services to its REDIview customers pursuant to a data reseller agreement and a messaging agreement. The data reseller agreement and messaging agreement each automatically renew for successive one year terms unless either party provides the other party with written notice of termination at least 30 days prior to the end of the initial term or any renewal term.  However, the data reseller agreement and the messaging agreement may be terminated by AT&T or the Company for convenience upon 90 days prior written notice.

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

Research and Development Costs

We expense research and development costs as incurred.  During the three months ended March 31, 2009 and 2008, we incurred $354 and $1,435, respectively, of research and development costs

Valuation of Long-Lived Assets

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.   Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6).  For the three months ended March 31, 2009 and 2008, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three Months Ended March 31,
	2009	2008
Convertible notes payable	85,299,736,567	10,559,866
Convertible preferred stock	100,816,375,614	12,587,423
Outstanding warrants to purchase common stock	634,738	351,525

Stock warrants issued and outstanding total 634,738 at March 31, 2009.

	March 31,
	2009	2008
	(in thousands, except
	per share amounts)

NET LOSS (Numerator)	$(629)	$(1,101)

BASIC AND FULLY DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (Denominator)	2,938,312	9

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(122.33)

Recent Accounting Pronouncements

Financial Accounting Standards No. 161 (“FAS 161”)   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161").  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective for the quarter ending March 31, 2009.  The Company is currently evaluating the impact of the provisions of FAS 161.

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

In June 2008, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). We adopted EITF 07-5 on January 1, 2009.  The adoption of ETIF 07-5 did not have a material impact to our consolidated financial statements.

3.	Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Complete systems	$88	$89
Component parts	76	71
Reserve for obsolescence - systems	(1)	(2)
Reserve for obsolescence - parts	(6)	(5)
	$157	$153

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				March 31,	Period
	2008	Addition	Amortization	Impairment	2009	(in months)
Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	1,610	-	(138)		1,472	32
Software	502	-	(43)		459	32
Tradenames	44	-	(4)		40	32
	$2,772	$-	$(185)	$-	$2,587

Total amortization expense for the other intangible assets for the three months ended March 31, 2009 and 2008 was approximately $185,000, respectively

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2009	2010	2011	2012	2013
Amortization Expense	$554	$739	$678	$-	$-

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Capital leases - current portion	23	29
Property, franchise, and other taxes payable	50	54
Accrued warranty costs	44	60
Accrued vacation	51	37
Accrual for Series A & B default penalty and interest	1,901	1,761
Legal, accounting, interest and other accruals	550	451
	$2,619	$2,392

6.	Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1.  The note has a term of 2 years with an annual interest rate of 9%.  Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter.  Interest is payable quarterly.  BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement.  The Company has accrued $72,099 of interest expense as of March 31, 2009.  The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above.   Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc.   BounceGPS has disputed the obligation to make any payments under the note.   See Note 9 for further discussion on related party transactions.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a conversion price of $0.000117 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.    Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares in the aggregate of common stock at an initial exercise price of $8,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series A-7 warrants was $0.000117 as of March 31, 2009.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares in the aggregate of common stock at an initial exercise price of $18,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series B-4 warrants was $0.000117 as of March 31, 2009.  The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares in the aggregate of common stock at an initial exercise price of $4,200 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series C-3 warrants was $0.000117 as of March 31, 2009.  The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance (125 of these warrants are exercisable over 5 years).

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement.  The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of March 31, 2009, we have accrued $992,660 in default interest and liquidated damages under the Series A Notes.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first quarter of 2009, we issued 3,011,738,755 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $601,381 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of March 31, 2009 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series A Notes - December 31, 2008	$3, 646	$0	$3,646

Partial Principal Payments	$(601)	$-	$(601)

Total Series A Notes - March 31, 2009	$3, 045	$0	$3,045

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

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to May 2011.  The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.000124 per share (as of March 31, 2009), subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 3,860 shares of the Company’s common stock.  The Company has not received and will not receive any additional proceeds from the exchange.  As of March 31, 2009 and December 31, 2008, the Company had  issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 2,352 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes.  The exchange was completed as of December 31, 2007.

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

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 822 shares of the Company’s common stock at an exercise price of $0.000124 per share (as of March 31, 2009) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 617 shares of the Company’s common stock.  The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement.   The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of March 31, 2009, the Company has accrued $908,680 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes.  Through the first three months of 2009, the Company issued 1,047,937,537 shares of common stock as partial payments on the Series B Notes in satisfaction of $185,961 of obligations due under the notes.  The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.

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

The following table summarizes the Series B Notes as of March 31, 2009 (000’s):

Total Series B Notes - December 31, 2008	$7,134	$1,301	$5,834

Partial Principal Payments	(186)	-	(186)

Amortization of debt discount and beneficial conversion feature	-	(4)	4

Accretion of Series B Notes	-	(226)	226

Total Series B Notes - March 31, 2009	$6,948	$1,070	$5,879

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

We recorded $264,934 of transaction costs as deferred financing fees.  We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model.  The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion.  During the three months ended March 31, 2009, $27,000 of the deferred financing fees was amortized to interest expense.

7.           STOCKHOLDERS’ EQUITY

Common  Stock

As of December 31, 2008 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 677,858,548 common stock shares issued and 677,858,501 shares outstanding.

As of March 31, 2009 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 4,737,534,793 common stock shares issued and 4,737,534,746 shares outstanding.

In the first quarter of 2009, we issued 3,011,738,755 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $601,381 of obligations due under the notes.  Additionally, during the first quarter of 2008, we issued 1,047,937,537 shares of common stock as partial payments on the Series B Notes in satisfaction of $185,961 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

On February 28, 2009, we issued 105 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended February 28, 2009.  The shares have a face amount of $1,000 per share.

On April 17, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 15,000,000,000.

From April 1, 2009 to May 13, 2009, we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock in accordance with the terms of the notes.  For the Series A notes, these payments were in the form of 175,000,000 shares of our common stock in satisfaction of $17,500 of obligations due under the Series A notes, representing an issuance price $.0001 per share.  For the Series B notes, these payments were in the form of 245,135,486 shares of our common stock in satisfaction of $27,578 of obligations due under the Series B notes, representing an issuance price of $.000113 per share (for the Series B Notes).

Warrants

A summary of our warrants as of March 31, 2009 and 2008, and the changes during 2009 and 2008 are presented below:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding at January 1, 2008	636,113	$8.32
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding at December 31, 2008	636,113	0.00
Granted	-	-
Exercised	-	-
Expired	(1,375)	0.00
Outstanding at March 31, 2009	634,738	$0.00

The fair value of each warrant has been estimated as of March 31, 2009 using the Black-Scholes option valuation model, using the following assumptions:

Risk Free Interest Rate
6 Month	0.43%
2 Year	0.81%
3 Year	1.15%
5 Year	1.67%

Variance of Returns	591.7%
Standard Deviation of Returns	243.2%
Average Expected Term	3

Warrants outstanding and exercisable as of March 31, 2009 are:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$200	83	1.42	$200	83	$200
843	1,453	1.42	843	1,453	843
35,000	100	1.42	35,000	100	35,000
0.000117	1,031	3.90	0.000117	1,031	0.000117
0.000117	688	2.90	0.000117	688	0.000117
0.000117	963	0.40	0.000117	963	0.000117
0.000117	125	1.90	0.000117	125	0.000117
0.000117	314,839	4.68	0.000117	314,839	0.000117
0.000117	314,839	1.68	0.000117	314,839	0.000117
0.000117	617	2.68	0.000117	617	0.000117
	634,738			634,738

8.            Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold.  We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years.  We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products.  The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $44,000 at March 31, 2009.

Other Purchase Commitments

As of March 31, 2009, we had approximately $84,000 in primarily inventory-related purchase commitments.

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

On May 1, 2007, we entered into a Support Services Agreement with Strands.  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands.  Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We pay to Strands monthly cash fees of $22,000 for the services.  In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf.  The initial term of the Support Services Agreement expires on May 1, 2009.  Fees paid to Strands totaled $66,000 and $70,000 for the three months ended March 31, 2009 and 2008, respectively.  The Company had an outstanding balance due to Strands of $0 as of March 31, 2009.

On May 1, 2007, we entered into a Placement Agency and Advisory Services Agreement with Monarch Bay Associates, LLC (“MBA”).  (MBA is a FINRA registered firm.)  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each owns 50% of the ownership interests in MBA. Under the agreement, MBA acts as our placement agent on an exclusive basis with respect to private placements of our capital stock and as our exclusive advisor with respect to acquisitions, mergers, joint ventures and similar transactions.   MBA will receive fees equal to (a) 9% of the gross proceeds raised by us in any private placement (plus warrants to purchase 9% of the number of shares of common stock issued or issuable by us in connection with the private placement) and (b) 3% of the total consideration paid or received by us or our stockholders in an acquisition, merger, joint venture or similar transaction.  The initial term of the Placement Agency and Advisory Services Agreement expired on May 1, 2008.  The new agreement was entered into effective December 1, 2008 under the same terms as the prior agreement.  No fees were paid to MBA in 2008 or 2009.

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

On January 7, 2009, we borrowed $66,000 from the working capital line of credit promissory note with Strands Management Company.  On January 13, 2009, we borrowed an additional $40,000 from the working capital line.  As of March 31, 2009, we had borrowed $106,000 against the note.  Accrued interest under the note totaled $8,517 as of March 31, 2009.

On February 25, 2009, we borrowed $24,000 from Gary Hallgren, the CEO, to cover short-term working capital needs.  This amount was repaid on February 27, 2009 with interest of 10% per annum.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and the other financial information included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As shown in the tables below, we had 11,129 units in service as of March 31, 2009, representing a 9.3% increase from March 31, 2008 and a 0.1% decrease since December 31, 2008.  While units were added in the first quarter of 2009, we experienced contract defaults at a higher rate than expected due to economic conditions.  869 units were deactivated in the first quarter of 2009 compared to 384 units in the first quarter of 2008.

March 31,	June 30,	September 30,	December 31,	March 31,
2008	2008	2008	2008	2009

10,182	10,462	10,787	11,210	11,129

Results of Operations - Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Total revenue for the three months ended March 31, 2009 totaled $1.29 million compared to $1.21 million during the three months ended March 31, 2008.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.  Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.  Service revenue for the three months ended March 31, 2009 totaled $944,000 compared to $804,000 for the three months ended March 31, 2008.  This 17% increase is primarily attributable to an increase in units in service.  Average units in service increased 13%, from 9,871 units in the first quarter of 2008 to 11,170 in the first quarter of 2009.  Ratable product revenue for the first quarter of 2009 was $307,000 compared to $336,000 for the comparable period in 2008.  The 9% reduction is due to the completion of the amortization of the deferred performance obligation  in 2008 which contributed to $138,000 of revenue in the comparable period of 2008 which was not included in the 2009 period.  The amortization of the deferred performance obligation was complete as of December 31, 2008.  This decrease was predominantly offset by an increase in ratable product revenue of $109,000.

Total gross profit margin was 60% for the three months ended March 31, 2009 and the three months ended March 31, 2008.  Service margin for the first quarter of 2009 was 66% compared to 56% for the first quarter of 2008.  This increase is primarily attributable to reduced costs of airtime and mapping. Ratable product margin was 39% for the first quarter of 2009 compared to 66% for the first quarter of 2008.  Excluding the amortization of the deferred performance obligation, ratable product margin in the first quarter of 2008 would have been 43%.

Total operating expenses totaled $1.0 million for the three months ended March 31, 2009 and the three months ended March 31, 2008.

Interest expense totaled $0.4 million for the three months ended March 31, 2009 compared to $0.8 million for the same period during 2008.  The current period interest expense primarily consists of the accretion of the Series B Notes of $228,000 as well as $33,000 of accrued interest on the Series A Notes, $109,000 of accrued interest on the Series B Notes, and $27,000 in amortization of deferred financing fees.  The $410,000 decrease in interest expense since the comparable period in 2008 can be primarily attributed to $392,000 of accretion of the Series A Notes, as they were fully accreted in February 2008.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended March 31, 2009 and 2008 were as follows.

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(629)	$(1,101)
Add non-EBITDA items included in net results:
Depreciation and amortization	201	203
Interest expense, net	410	810

Adjusted EBITDA	$(18)	$(88)

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations.  We had cash and cash equivalents of $76,000 as of March 31, 2009, compared to $0 as of December 31, 2008.

Net cash used by operations for the three months ended March 31, 2009 was $24,000, primarily due to a net loss of $0.6 million offset by amortization of intangibles of $185,000, accretion of notes payable of $228,000, provision for bad debt expense of $63,000 and a net change of operating assets and liabilities of $83,000.  Net cash used in operations for the three months ended March 31, 2008 was $103,000, primarily due to a net loss of $1.1 million offset by amortization of intangibles of $185,000, accretion of notes payable of $575,000, and an increase in accounts payable of $149,000.

Net cash provided by operations for the three months ended March 31, 2009 was $106,000 due to proceeds of the line of credit of $130,000 offset by payments made of $24,000.

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

We had a working capital deficit of $3.6 million, excluding the gross outstanding amount of our secured convertible notes of $10.0 million, as of March 31, 2009.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of March 31, 2009, we have accrued $1,901,340 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first quarter of 2009, we issued 3,011,738,755 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $601,381 of obligations due under the notes.  Additionally, during the first quarter of 2009, we issued 1,047,937,537 shares of common stock as partial payments on the Series B Notes in satisfaction of $185,961 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

On February 29, 2009, we issued 105 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the period ending February 29, 2009.

We expect to continue to issue additional shares of our common stock in payment of amounts due under our secured convertible notes and convertible preferred stock during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

The significant accounting policies and estimates, which we believe to be the most critical to aid in fully understanding and evaluating reported financial results, are stated in Management’s Discussion and Analysis of Financial Condition and Results of Operations reported in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None.

ITEM 2:  RECENT SALES OF UNREGISTERED SECURITIES

In the first quarter of 2009 we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  For the Series A notes, these payments were in the form of 3,011,738,755 shares of our common stock in satisfaction of $601,381 of obligations due under the Series A notes, representing issuance prices ranging from $.000117 to $.000587 per share.  For the Series B notes, these payments were in the form of 1,047,937,537 shares of our common stock in satisfaction of $185,961 of obligations due under the Series B notes, representing issuance prices ranging from $0.000124 to $.000477 per share (for the Series B Notes).   We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of March 31, 2009, we have accrued $1,901,340 in default interest and liquidated damages under our secured convertible notes.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2009, our majority stockholder gave its signed written consent to action without a meeting (i) to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize 15,000,000,000 authorized shares of our common stock having a par value of $0.0001 per share. This matter is described in our definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on August 6, 2008.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: May 13, 2009	By:	/s/ Gary Hallgren
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	May 13, 2009
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	May 13, 2009
David Walters

/s/ DENNIS ACKERMAN	Director	May 13, 2009
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	May 13, 2009
Keith Moore

/s/ THOMAS FRIEDBERG	Director	May 13, 2009
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002