Form 10-Q
period 2009-06-30
Remote Dynamics Inc
filed 2009-08-14
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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
Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of August 14, 2009
Common Stock, $.0001 par value	10,575,865,535

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

EXHIBITS:

EX – 31.1 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906

ITEM 1:             FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66	$-
Accounts receivable, net of allowance for doubtful accounts of $85 as of June 30, 2009 and December 31, 2008, respectively	609	803
Inventories, net of reserve for obsolescence of $7 as of June 30, 2009 and December 31, 2008, respectively	205	153
Deferred product costs - current portion	540	580
Lease receivables and other current assets, net	246	246

Total current assets	1,666	1,782

Property and equipment, net of accumulated depreciation and amortization of $245 and $212, respectively	83	102
Deferred product costs - non-current portion	317	352
Goodwill	616	616
Customer Lists, net	1,334	1,610
Software, net	416	502
Tradenames, net	36	44
Deferred financing fees, net	81	135
Lease receivables and other assets, net	15	22

Total assets	$4,564	$5,165

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,283	$1,363
Accounts payable - related parties	56	110
Deferred product revenues - current portion	907	952
Series A convertible notes payable	2,771	3,646
Series B convertible notes payable (net of discount of $805 and $1,301, respectively)	5,900	5,834
Note payable - related parties	250	250
Accrued expenses and other current liabilities	2,571	2,392
Accrued expenses and other current liabilities - related parties	223	106

Total current liabilities	13,961	14,653

Deferred product revenues - non-current portion	528	588
Other non-current liabilities	8	34

Total liabilities	14,497	15,275

Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value, 650 shares authorized, 522 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (redeemable in liquidation at an aggregate of $5,220,000 at June 30, 2009) )	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value, 10,000 shares authorized, 5,487 and 5,274 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (redeemable in liquidation at an aggregate of $5,487,000 at June 30, 2009) )	-	-

Stockholders' deficit:
Common stock, $0.0001 par value, 15,000,000,000 shares authorized, 10,076,136,500 shares issued and 10,076,136,453 outstanding at June 30, 2009; 677,858,548 shares issued and 677,858,501 outstanding at December 31, 2008;	1,008	68
Treasury stock, 47 shares at June 30, 2009 and December 31, 2008, respectively, at cost, retroactively restated	-	-
Additional paid-in capital	2,077	1,675
Accumulated deficit	(13,152)	(11,987)

Total stockholders' deficit	(10,067)	(10,244)

Total liabilities and stockholders' deficit	$4,564	$5,165

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Service	$925	$850	$1,869	$1,654
Ratable product	313	356	620	692
Product	59	68	97	133

Total revenues	1,297	1,274	2,586	2,479

Cost of revenues
Service	328	334	648	689
Ratable product	194	122	382	235
Product	20	42	24	55

Total cost of revenues	542	498	1,054	979

Gross profit	755	776	1,532	1,500

Expenses:

General and administrative	398	370	831	771
Sales and marketing	175	165	361	350
Engineering	174	182	351	408
Depreciation and amortization	202	205	403	408

Total expenses	949	922	1,946	1,937

Operating loss	(194)	(146)	(414)	(437)

Other income (expenses):

Interest income	2	11	7	26
Interest expense	(343)	(274)	(758)	(1,099)
Other expense	-	(1)	-	(1)
			-
Total other expenses	(341)	(264)	(751)	(1,074)

Loss before income taxes	(535)	(410)	(1,165)	(1,511)

Income tax benefit	-	-	-	-

Net loss	(535)	(410)	(1,165)	(1,511)

Net loss per common share - basic and diluted	$(0.00)	$(45.56)	$(0.00)	$(4.12)

Weighted average number of common shares outstanding:
Basic and diluted	6,480,065,687	9	4,718,972,784	367

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2008 THROUGH JUNE 30, 2009
(in thousands, except share information)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2008	3,437	$14	$897	47	$-	$(9,304)	$(8,393)

Common stock issued for services	894	-	14	-	-	-	14
Common stock issued as partial principal payments on Series A Notes	55,669,326	4	555	-	-	-	559
Common stock issued as partial principal payments on Series B Notes	17,873,879	2	267	-	-	-	269
Conversion of Series C preferred stock	604,310,965	48	(60)	-	-	-	(12)
Issuance of warrants in connection with Series B debt offering			2	-	-	-	2
Net loss	-	-	-	-	-	(2,683)	(2,683)

Balance, December 31, 2008	677,858,501	$68	$1,675	47	$-	$(11,987)	$(10,244)

Common stock issued as partial principal payments on Series A Notes	5,902,916,798	590	298	-	-	-	888
Common stock issued as partial principal payments on Series B Notes	3,255,173,554	326	104	-	-	-	430
Common stock issued as interest payments on Series B Notes	240,187,600	24	-	-	-	-	24
Net loss (unaudited)				-	-	(1,165)	(1,165)

Balance, June 30, 2009 (unaudited)	10,076,136,453	$1,008	$2,077	47	$-	$(13,152)	$(10,067)

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,165)	$(1,511)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	33	38
Amortization of customer lists and other intangibles	370	370
Amortization of debt discount	7	2
Amortization of deferred financing fees	54	49
Accretion of Series A notes	-	392
Accretion of Series B notes	489	425
Provision for bad debt	96	40
Loss on retirement of fixed assets	-	1
Common stock issued for services	-	14
Changes in operating assets and liabilities:
Accounts receivable	147	(181)
Due from related parties	-	71
Inventory	(52)	(22)
Deferred product costs	75	(91)
Lease receivables and other assets	(43)	73
Deferred product revenue	(105)	(122)
Accounts payable	(80)	65
Accounts payable - related parties	(54)	(35)
Accrued expenses and other liabilities	204	130
Accrued expenses and other liabilities - related parties	11	28

Net cash used in operating activities	(13)	(264)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(14)	(13)

Net cash used in investing activities	(14)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	-	128
Proceeds from line of credit	130	-
Payment of line of credit	(24)	(69)
Payments on capital leases and other notes payable	(13)	(2)

Net cash provided by financing activities	93	57

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	66	(220)
CASH AND CASH EQUIVALENTS, beginning of year	-	228

CASH AND CASH EQUIVALENTS, end of year	66	8

	Six Months Ended June 30,
	2009	2008
Supplemental Cash Flow Information:
Interest paid	$4	$6
Taxes paid	$-	$-

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$888	$430
Common stock issued for partial principal payment on Series B Notes	429	201
Common stock issued for services		14
Common stock issued for interest payments on Series B Notes	24	-

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

As a result of the securities issued to BMSI in the Share Exchange Agreement and Note and Warrant Purchase Agreement transactions, BMSI obtained and currently has effective control of Remote Dynamics’ board of directors, management, 90.8% of the voting power of Remote Dynamics’ common stock outstanding, and beneficial ownership of approximately 61.2% of Remote Dynamics’ common stock (on a as-converted, fully diluted basis).   Accordingly, the acquisition has been treated as a reverse merger in accordance with FAS 141 “Accounting for Business Combinations” with BounceGPS considered the accounting acquirer.

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

We had a working capital deficit of $3.6 million, excluding the gross outstanding amount of our secured convertible notes of $9.5 million, as of June 30, 2009.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of June 30, 2009, we have accrued $1,938,631 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first six months of 2009, we issued 5,902,916,798 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $888,387 of obligations due under the notes.  Additionally, during the same period, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

	June 30,	December 31,
	2009	2008

Beginning balance	$85	$54
Additions	54	121
Deductions	(54)	(90)
Ending balance	$85	$85

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

Research and Development Costs

We expense research and development costs as incurred.  During the six months ended June 30, 2009 and 2008, we incurred $688 and $576, respectively, of research and development costs

Valuation of Long-Lived Assets

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

Earnings Per Share

The Company adopted the provisions of SFAS No. 128, Earnings Per Share ("EPS").  SFAS No. 128 provides for the calculation of basic and diluted earnings or loss per share.   Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity.  Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6).  For the three months ended June 30, 2009 and 2008, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three and Six Months Ended June 30,
	2009	2008
Convertible notes payable	81,002,412,332	45,692,985
Convertible preferred stock	97,932,206,367	51,801,137
Outstanding warrants to purchase common stock	634,738	636,008

Stock warrants issued and outstanding total 634,738 at June 30, 2009.

	June 30,
	2009	2008
	(in thousands, except
	per share amounts)

NET LOSS (Numerator)	$(535)	$(410)

BASIC AND FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Denominator)	6,480,065,687	9

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(45.56)

Recent Accounting Pronouncements

Financial Accounting Standards No. 161 (“FAS 161”)   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161").  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  The provisions of FAS 161 are effective for the quarter ending March 31, 2009.  The adoption of FAS 161 did not have  a material impact  on its consolidated financial position, results of operations and cash flows.

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

3.	Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Complete systems	$125	$89
Component parts	87	71
Reserve for obsolescence - systems	-	(2)
Reserve for obsolescence - parts	(7)	(5)
	$205	$153

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				June 30,	Period
	2008	Addition	Amortization	Impairment	2009	(in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	1,610	-	(276)		1,334	29
Software	502	-	(86)		416	29
Tradenames	44	-	(8)		36	29
	$2,772	$-	$(370)	$-	$2,402

Total amortization expense for the other intangible assets for the six months ended June 30, 2009 and 2008 was approximately $370,000, respectively

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2009	2010	2011	2012	2013
Amortization Expense	$554	$739	$678	$-	$-

5.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Capital leases - current portion	40	29
Property, franchise, and other taxes payable	46	54
Accrued warranty costs	62	60
Accrued vacation	52	37
Accrual for Series A & B default penalty and interest	1,939	1,761
Legal, accounting, interest and other accruals	432	451
	$2,571	$2,392

6.           Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1.  The note has a term of 2 years with an annual interest rate of 9%.  Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter.  Interest is payable quarterly.  BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement.  The Company has accrued $77,708 of interest expense as of June 30, 2009.  The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above.   Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc.   BounceGPS has disputed the obligation to make any payments under the note.   See Note 9 for further discussion on related party transactions.

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

The Series A Notes are secured by substantially all of the Company’s assets. The Series A Notes mature 24 months from issuance and are convertible at the option of the holder into our common stock at a conversion price of $0.0001 per share, subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.    Beginning on September 1, 2006 and continuing thereafter on the first business day of each month, Remote Dynamics must pay an amount to each holder of a Series A Note equal to 1/18th of the original principal payment of the note; provided, that if on any principal payment date the outstanding principal amount of the note is less than such principal installment amount, then Remote Dynamics must pay to the holder of the note the lesser amount. Remote Dynamics may make such principal installment amounts in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by eighty percent (80%) of the average of the closing bid price for the ten (10) trading days immediately preceding the principal payment date.

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares in the aggregate of common stock at an initial exercise price of $8,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series A-7 warrants was $0.0001 as of June 30, 2009.  The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares in the aggregate of common stock at an initial exercise price of $18,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series B-4 warrants was $0.0001 as of June 30, 2009.  The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares in the aggregate of common stock at an initial exercise price of $4,200 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.  The exercise price of the series C-3 warrants was $0.0001 as of June 30, 2009.  The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect.  The series C-3 warrants are exercisable for a three-year period from the date of issuance (125 of these warrants are exercisable over 5 years).  These warrants have expired.

•
Series D-1 warrants (callable only at our option) to purchase 963 shares in the aggregate of common stock at an exercise price per share equal to the lesser of: (a) $7,000 and (b) 90% of the average of the 5 day volume weighted average price of our common stock on the OTC Bulletin Board preceding the call notice, as defined in the warrant.

•	Warrants issued to the placement agents in the financing to purchase 125 shares of common stock at an exercise price per share equal to $0.0001 with a term of 5 years following the closing.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement.  The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of June 30, 2009, we have accrued $923,629 in default interest and liquidated damages under the Series A Notes.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first six months of 2009, we issued 5,902,916,798 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $875,390 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of June 30, 2009 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series A Notes - December 31, 2008	$3,646	$0	$3,646

Partial Principal Payments	$(875)	$-	$(875)

Total Series A Notes - June 30, 2009	$2,771	$0	$2,771

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

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to May 2011.  The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment.  The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.000113 per share (as of June 30, 2009), subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

As part of the Series B Note financing, the Company agreed:

•
         pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 3,860 shares of the Company’s common stock.  The Company has not received and will not receive any additional proceeds from the exchange.  As of June 30, 2009 and December 31, 2008, the Company had  issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 2,352 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes.  The exchange was completed as of December 31, 2007.

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

•
         to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 822 shares of the Company’s common stock at an exercise price of $0..0001 per share (as of June 30, 2009) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 617 shares of the Company’s common stock.  The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement.   The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations.   As of June 30, 2009, the Company has accrued $1,014,982 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes.  In the first six months of 2009, the Company issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes.  The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.

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

The following table summarizes the Series B Notes as of June 30, 2009 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series B Notes - December 31, 2008	$7,135	$1,301	$5,834

Partial Principal Payments	(430)	-	$(430)

Amortization of debt discount and beneficial conversion feature	-	(9)	$9

Accretion of Series B Notes	-	(487)	$487

Total Series B Notes - June 30, 2009	$6,705	$805	$5,900

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

We recorded $264,934 of transaction costs as deferred financing fees.  We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model.  The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion.  During the six months ended June 30, 2009, $54,000 of the deferred financing fees was amortized to interest expense.

7.           STOCKHOLDERS’ EQUITY

Common  Stock

As of December 31, 2008 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 677,858,548 common stock shares issued and 677,858,501 shares outstanding.

On April 17, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 15,000,000,000.

As of June 30, 2009 we had 15,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 10,076,136,500 common stock shares issued and 10,076,136,453 shares outstanding.

In the first six months of 2009, we issued 5,902,916,798 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $888,387 of obligations due under the notes.  Additionally, during the first six months of 2009, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.  These shares were issued in accordance with the original note terms and no gain or loss on conversion is necessary.

On February 28, 2009, we issued 105 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended February 28, 2009.  The shares have a face amount of $1,000 per share.  On May 31, 2009, we issued 108 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended May 31, 2009.

From July 1, 2009 to July 20, 2009, we made payments to certain holders of our Series A notes of amounts due under the notes by issuing shares of our common stock in accordance with the terms of the notes.  These payments were in the form of 499,729,082 shares of our common stock in satisfaction of $48,723 of obligations due under the Series A notes, representing issuance prices of $.0001 per share.

Warrants

A summary of our warrants as of June 30, 2009 and 2008, and the changes during 2009 and 2008 are presented below:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding at January 1, 2008	636,113	$8.320000
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding at December 31, 2008	636,113	$0.000450
Granted	-	$-
Exercised	-	$-
Expired	(1,375)	$0.000117
Outstanding at June 30, 2009	634,738	$0.000100

The fair value of each warrant has been estimated as of June 30, 2009 using the Black-Scholes option valuation model, using the following assumptions:

Risk Free Interest Rate
1 Month	0.17%
3 Month	0.19%
6 Month	0.35%
2 Year	1.11%
3 Year	1.64%
5 Year	2.54%

Variance of Returns	539.6%
Standard Deviation of Returns	232.3%
Average Expected Term	2

Warrants outstanding and exercisable as of June 30, 2009 are:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$200	83	1.18	$200	83	$200
843	1,453	1.18	843	1,453	843
35,000	100	1.18	35,000	100	35,000
0.000117	1,031	3.47	0.000117	1,031	0.000117
0.000117	688	0.75	0.000117	688	0.000117
0.000117	963	0.15	0.000117	963	0.000117
0.000117	125	1.65	0.000117	125	0.000117
0.000117	314,839	4.43	0.000117	314,839	0.000117
0.000117	314,839	1.43	0.000117	314,839	0.000117
0.000117	617	2.43	0.000117	617	0.000117
	634,738			634,738

8.           Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold.  We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years.  We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products.  The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $62,000 at June 30, 2009.

Other Purchase Commitments

As of June 30, 2009, we had approximately $119,000 in primarily inventory-related purchase commitments.

Litigation

In March 2008, Teletouch Communications, Inc. brought a lawsuit against the Company alleging the Company was liable for payment of a $5.8 million default judgment obtained by Teletouch against DataLogic International, Inc., based on corporate alter ego and other claims (Teletouch Communications, Inc. dba Teletouch v. Remote Dynamics, Inc., Collin County, Texas District Court).    On May 19, 2009, Teletouch Communications, Inc. filed a notice of non-suit without prejudice. (Teletouch Communications, Inc. dba Teletouch v. Remote Dynamics, Inc., Collin County, Texas District Court).    As a result, the lawsuit against the Company is no longer pending.  Although Teletouch is not precluded from bringing suit at a later date, the Company believes that Teletouch’s claims are without merit.

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

On May 1, 2007, we entered into a Support Services Agreement with Strands.  David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands.  Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties.  We pay to Strands monthly cash fees of $22,000 for the services.  In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf.  The initial term of the Support Services Agreement expires on May 1, 2009.  Fees paid to Strands totaled $132,000 and $136,000 for the six months ended June 30, 2009 and 2008, respectively.  The Company had an outstanding balance due to Strands of $0 as of June 30, 2009.

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

On January 7, 2009, we borrowed $66,000 from the working capital line of credit promissory note with Strands Management Company.  On January 13, 2009, we borrowed an additional $40,000 from the working capital line.  As of June 30, 2009, we had borrowed $106,000 against the note.  Accrued interest under the note totaled $7,005 as of June 30, 2009.

On February 25, 2009, we borrowed $24,000 from Gary Hallgren, the CEO, to cover short-term working capital needs.  This amount was repaid on February 27, 2009 with interest of 10% per annum.

On April 28, 2009, we borrowed $33,000 from Strands Management Company.  This amount was repaid by May 5, 2009 with interest of 10% per annum.

10.	Subsequent Events

From July 1, 2009 to July 20, 2009, we made payments to certain holders of our Series A notes of amounts due under the notes by issuing shares of our common stock in accordance with the terms of the notes.  These payments were in the form of 499,729,082 shares of our common stock in satisfaction of $48,723 of obligations due under the Series A notes, representing issuance prices of $.0001 per share.

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

As shown in the tables below, we had 11,283 units in service as of June 30, 2009, representing a 7.8% increase from June 30, 2008 and a 0.7% increase since December 31, 2008.

June 30,	September 30,	December 31,	March 31,	June 30,
2008	2008	2008	2009	2009

10,462	10,787	11,210	11,129	11,283

Results of Operations - Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Total revenue for the three months ended June 30, 2009 totaled $1.30 million compared to $1.27 million during the three months ended June 30, 2008.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.  Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.  Service revenue for the three months ended June 30, 2009 totaled $925,000 compared to $850,000 for the three months ended June 30, 2008.  This 9% increase is primarily attributable to an increase in units in service.  Average units in service increased 9%, from 10,234 units in the second quarter of 2008 to 11,141 in the second quarter of 2009.  Ratable product revenue for the second quarter of 2009 was $313,000 compared to $356,000 for the comparable period in 2008.  The 12% decrease is due to the completion of the amortization of the deferred performance obligation in 2008 which contributed to $144,000 of revenue in the comparable period of 2008 which was not included in the 2009 period.  The amortization of the deferred performance obligation was complete as of December 31, 2008.  This decrease was predominantly offset by an increase in ratable product revenue of $101,000.

Total gross profit margin was 58% for the three months ended June 30, 2009 compared to 61% for the three months ended June 30, 2008.  Service margin for the second quarter of 2009 was 65% compared to 61% for the second quarter of 2008.  This increase is primarily attributable to reduced costs of airtime and mapping. Ratable product margin was 38% for the second quarter of 2009 compared to 66% for the first quarter of 2008.  Excluding the amortization of the deferred performance obligation, ratable product margin in the first quarter of 2008 would have been 42%.

Total operating expenses totaled $949,000 for the three months ended June 30, 2009 compared to $922,000 for the three months ended June 30, 2008.  The slight increase from the comparable period in the prior year is due to additional general and administrative expenses.

Interest expense totaled $0.3 million for the three months ended June 30, 2009 and the three months ended June 30, 2009.  The current period interest expense primarily consists of the accretion of the Series B Notes of $262,000.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended June 30, 2009 and 2008 were as follows.

	Three Months Ended
	June 30,
	2009	2008
Net loss	$(535)	$(410)
Add non-EBITDA items included in net results:
Depreciation and amortization	202	205
Interest expense, net	341	263
Other expense	-	1

Adjusted EBITDA	$8	$59

Excluding the amortization of the deferred performance obligation, adjusted EBITDA for the second quarter of 2008 would have been negative $85,000 compared to $8,000 for the second quarter of 2009.  We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Results of Operations - Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Total revenue for the six months ended June 30, 2009 totaled $2.59 million compared to $2.48 million during the six months ended June 30, 2008.  In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life.  Our future revenues will be solely dependent upon sales of our REDIview product line. The failure of the marketplace to accept our REDIview product line would have a material adverse effect on the Company’s business, financial condition and results of operations.  Service revenue for the six months ended June 30, 2009 totaled $1.87 million compared to $1.65 million for the six months ended June 30, 2008.  This 13% increase is primarily attributable to an increase in units in service.  Average units in service increased 12%, from 10,053 units in the first six months of 2008 to 11,255 in the first six months of 2009.  Ratable product revenue for the six months ended June 30, 2009 was $620,000 compared to $692,000 for the comparable period in 2008.  The 10% reduction is due to the completion of the amortization of the deferred performance obligation  in 2008 which contributed to $282,000 of revenue in the comparable period of 2008 which was not included in the 2009 period.  The amortization of the deferred performance obligation was complete as of December 31, 2008.  This decrease was predominantly offset by an increase in ratable product revenue of $210,000.

Total gross profit margin was 59% for the six months ended June 30, 2009 and 61% for the six months ended June 30, 2008.  Service margin for the first six months of 2009 was 65% compared to 58% for the first six months of 2008.  This increase is primarily attributable to reduced costs of airtime and mapping. Ratable product margin was 38% for the first six months of 2009 compared to 66% for the first six months of 2008.  Excluding the amortization of the deferred performance obligation, ratable product margin in the first six months of 2008 would have been 43%.

Total operating expenses totaled $1.9 million for the six months ended June 30, 2009 and the six months ended June 30, 2008, respectively.

Interest expense totaled $0.8 million for the six months ended June 30, 2009 and $1.1 million for the six months ended June 30, 2009.  The $0.4 million decrease can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008.  The accretion of the Series A Notes was $0 for the six months ending June 30, 2009, compared to $0.4 million for the six months ending June 30, 2008.  The current period interest expense primarily consists of the accretion of the Series B Notes of $535,000, as well as $215,000 of accrued interest on the Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the six months ended June 30, 2009 and 2008 were as follows.

	Six Months Ended
	June 30,
	2009	2008
Net loss	$(1,165)	$(1,511)
Add non-EBITDA items included in net results:
Depreciation and amortization	403	408
Interest expense, net	751	1,073
Other expense	-	1

Adjusted EBITDA	$(11)	$(29)

Excluding the amortization of the deferred performance obligation, adjusted EBITDA for the first six months of 2008 would have been ($253,000) compared to ($11,000) for the first six months of 2009.  We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations.  We had cash and cash equivalents of $66,000 as of June 30, 2009, compared to $0 as of December 31, 2008.

Net cash used by operations for the six months ended June 30, 2009 was $13,000, primarily due to a net loss of $1.2 million offset by amortization of intangibles of $370,000, accretion of notes payable of $489,000, provision for bad debt expense of $96,000 and a net change of operating assets and liabilities of $103,000.  Net cash used in operations for the six months ended June 30, 2008 was $264,000, primarily due to a net loss of $1.5 million offset by amortization of intangibles of $370,000, accretion of notes payable of $817,000, and a net change of operating assets and liabilities of $84,000.

Net cash used by operations for the six months ended June 30, 2009 was $14,000 due to payments made to acquire property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2009 was $93,000 primarily due to  proceeds from the line of credit of $130,000.

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

We had a working capital deficit of $3.6 million, excluding the gross outstanding amount of our secured convertible notes of $9.5 million, as of June 30, 2009.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of June 30, 2009, we have accrued $1,938,631 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first six months of 2009, we issued 5,902,916,798 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $888,387 of obligations due under the notes.  Additionally, during the same period, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

On May 31, 2009, we issued 108 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the period ending May 31, 2009.

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

ITEM 4:          CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

None.

ITEM 2:  RECENT SALES OF UNREGISTERED SECURITIES

In the second quarter of 2009 we made payments to certain holders of our secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  For the Series A notes, these payments were in the form of 2,891,178,043 shares of our common stock in satisfaction of $287,006 of obligations due under the Series A notes, representing issuance prices ranging from $.0001 to $.000105 per share.  For the Series B notes, these payments were in the form of 2,207,236,017 shares of our common stock in satisfaction of $243,443 of obligations due under the Series B notes, representing issuance prices ranging from $0.0001 to $.000113 per share (for the Series B Notes).   We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

On May 31, 2009, we issued 108 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended May 31, 2009. We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. The entity receiving shares was an accredited investor.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of June 30, 2009, we have accrued $1,938,631 in default interest and liquidated damages under our secured convertible notes.

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

REMOTE DYNAMICS, INC.

Date: August 14, 2009	By:	/s/ Gary Hallgren
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	August 14,
Gary Hallgren		2009

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and	August 14,
David Walters	Accounting Officer)	2009

/s/ DENNIS ACKERMAN	Director	August 14,
Dennis Ackerman		2009

/s/ KEITH MOORE	Director and Secretary	August 14,
Keith Moore		2009

/s/ THOMAS FRIEDBERG	Director	August 14,
Thomas Friedberg		2009

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002