Form 10-Q
period 2009-09-30
Remote Dynamics Inc
filed 2009-11-13
CIK 944400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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
Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Title of each class	Number of Shares Outstanding as of November 12, 2009
Common Stock, $.00001 par value	29,332,221,091

REMOTE DYNAMICS, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

		PAGE
		NUMBER

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheets (Unaudited) at September 30, 2009
	and December 31, 2008	3

	Consolidated Statements of Operations (Unaudited)
	for the three and nine months ended September 30, 2009 and 2008	4

	Consolidated Statements of Stockholders’ Deficit (Unaudited)
	for the period from January 1, 2008 to September 30, 2009	5

	Consolidated Statements of Cash Flows (Unaudited)
	for the nine months ended September 30, 2009 and 2008	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Conditions
	and Results of Operations	22

Item 4	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 2	Recent Sales of Unregistered Securities	28

Item 3	Defaults	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other	29

Item 6	Exhibits	29

Signature		30

EXHIBITS:

EX – 31.1 Certification Pursuant to Section 302
EX – 32.1 Certification Pursuant to Section 906

ITEM 1:             FINANCIAL STATEMENTS

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$23	$-
Accounts receivable, net of allowance for doubtful accounts of $102 and $85
as of September 30, 2009 and December 31, 2008, respectively	636	803
Inventories, net of reserve for obsolescence of $11 and $7
as of September 30, 2009 and December 31, 2008, respectively	148	153
Deferred product costs - current portion	512	580
Lease receivables and other current assets, net	32	246
Total current assets	1,351	1,782

Property and equipment, net of accumulated depreciation
and amortization of $262 and $212, respectively	69	102
Deferred product costs - non-current portion	322	352
Goodwill	616	616
Customer Lists, net	1,196	1,610
Software, net	372	502
Tradenames, net	33	44
Deferred financing fees, net	53	135
Lease receivables and other assets, net	14	22
Total assets	$4,026	$5,165

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,237	$1,363
Accounts payable - related parties	56	110
Deferred product revenues - current portion	873	952
Series A convertible notes payable	2,722	3,646
Series B convertible notes payable (net of discount of $589 and $1,301, respectively)	6,116	5,834
Note payable - related parties	250	250
Accrued expenses and other current liabilities	2,553	2,392
Accrued expenses and other current liabilities - related parties	217	106
Total current liabilities	14,024	14,653

Deferred product revenues - non-current portion	546	588
Other non-current liabilities	-	34
Total liabilities	14,570	15,275
Commitments and contingencies

Redeemable Preferred Stock - Series B (3% when declared, $10,000 stated value,
650 shares authorized, 522 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively (redeemable in
liquidation at an aggregate of $5,220,000 at September 30, 2009) )	134	134
Redeemable Preferred Stock - Series C (8% cumulative, $1,000 stated value,
10,000 shares authorized, 5,596 and 5,274 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively (redeemable in
liquidation at an aggregate of $5,596,000 at September 30, 2009) )	-	-

Stockholders' deficit:
Common stock, $0.0001 par value, 15,000,000,000 shares authorized, 10,575,865,582 shares issued and 10,575,865,535 outstanding at September 30, 2009;
677,858,548 shares issued and 677,858,501 outstanding at December 31, 2008	1,058	68
Treasury stock, 47 shares at September 30, 2009 and December 31, 2008,
respectively, at cost, retroactively restated	-	-
Additional paid-in capital	2,076	1,675
Accumulated deficit	(13,812)	(11,987)
Total stockholders' deficit	(10,678)	(10,244)
Total liabilities and stockholders' deficit	$4,026	$5,165

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Service	$946	$901	$2,815	$2,555
Ratable product	321	433	941	1,125
Product	22	50	119	183
Total revenues	1,289	1,384	3,875	3,863

Cost of revenues
Service	550	306	1,198	995
Ratable product	193	164	575	399
Product	26	5	50	60
Total cost of revenues	769	475	1,823	1,454
Gross profit	520	909	2,052	2,409

Expenses:

General and administrative	372	423	1,203	1,194
Sales and marketing	132	165	493	515
Engineering	173	200	524	608
Depreciation and amortization	202	201	605	609
Total expenses	879	989	2,825	2,926
Operating loss	(359)	(80)	(773)	(517)

Other income (expenses):

Interest income	1	10	8	36
Interest expense	(301)	(340)	(1,060)	(1,439)
Other expense	-	-	-	(1)
Total other expenses	(300)	(330)	(1,052)	(1,404)
Loss before income taxes	(659)	(410)	(1,825)	(1,921)

Income tax benefit	-	-	-	-

Net loss per common share - basic and diluted	$(0.00)	$(136.67)	$(0.00)	$(640.33)

Weighted average number of common shares outstanding:
Basic and diluted	10,480,136,386	3	6,660,463,819	3

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2008 THROUGH SEPTEMBER 30, 2009
(in thousands, except share information)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, January 1, 2008	3,437	$14	$897	47	$-	$(9,304)	$(8,393)

Common stock issued for services	894	-	14	-	-	-	14
Common stock issued as partial principal payments on Series A Notes	55,669,326	4	555	-	-	-	559
Common stock issued as partial principal payments on Series B Notes	17,873,879	2	267	-	-	-	269
Conversion of Series C preferred stock	604,310,965	48	(60)	-	-	-	(12)
Issuance of warrants in connection with Series B debt offering			2	-	-	-	2
Net loss	-	-	-	-	-	(2,683)	(2,683)

Balance, December 31, 2008	677,858,501	$68	$1,675	47	$-	$(11,987)	$(10,244)

Common stock issued as partial principal payments on Series A Notes	6,402,645,880	640	297	-	-	-	937
Common stock issued as partial principal payments on Series B Notes	3,255,173,554	326	104	-	-	-	430
Common stock issued as interest payments on Series B Notes	240,187,600	24	-	-	-	-	24
Net loss (unaudited)				-	-	(1,825)	(1,825)

Balance, September 30, 2009 (unaudited)	10,575,865,535	$1,058	$2,076	47	$-	$(13,812)	$(10,678)

The accompanying notes are an integral part of these consolidated financial statements.

REMOTE DYNAMICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,825)	$(1,921)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	49	54
Amortization of customer lists and other intangibles	555	554
Amortization of debt discount	11	2
Amortization of deferred financing fees	82	80
Accretion of Series A notes	-	392
Accretion of Series B notes	701	682
Provision for bad debt	128	105
Loss on retirement of fixed assets	-	1
Common stock issued for services	-	14
Changes in operating assets and liabilities:
Accounts receivable	91	(285)
Due from related parties	-	71
Inventory	5	(36)
Deferred product costs	98	(146)
Lease receivables and other assets	170	294
Deferred product revenue	(121)	(213)
Accounts payable	(126)	(81)
Accounts payable - related parties	(54)	(29)
Accrued expenses and other liabilities	182	162
Accrued expenses and other liabilities - related parties	17	42
Net cash used in operating activities	(37)	(258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made to acquire property and equipment	(16)	(16)
Net cash used in investing activities	(16)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B notes, net of offering costs	-	128
Proceeds from line of credit	130	-
Payment of line of credit	(36)	(69)
Payments on capital leases and other notes payable	(18)	(13)
Net cash provided by financing activities	76	46

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	23	(228)
CASH AND CASH EQUIVALENTS, beginning of year	-	228
CASH AND CASH EQUIVALENTS, end of year	23	-

	Nine Months Ended September 30,
	2009	2008
Supplemental Cash Flow Information:
Interest paid	$4	$7
Taxes paid	-	-

Non-Cash Financing & Investing Activities:

Common stock issued for partial principal payment on Series A Notes	$937	$430
Common stock issued for partial principal payment on Series B Notes	429	247
Common stock issued for services		14
Common stock issued for interest payments on Series B Notes	24	-

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

November 2009 Increase in Authorized Common Stock

On November 3, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 100,000,000,000 having a par value of $.00001 per share.

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

We had a working capital deficit of $3.8 million, excluding the gross outstanding amount of our secured convertible notes of $9.4 million, as of September 30, 2009.  We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors.  The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements.   The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations.   As of September 30, 2009, we have accrued $1,916,418 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes.  We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes.  In the first nine months of 2009, we issued 6,402,645,880 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $937,110 of obligations due under the notes.  Additionally, during the same period, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes.  On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock.  This conversion represents an issuance price of $.00009 per share.   On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes.  We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.  In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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
Revenue Recognition

We recognize revenue when earned in accordance with standards issued by the FASB. Revenue is recognized when the following criteria are met: there is persuasive evidence that an arrangement exists, delivery has occurred and all obligations under such arrangement have been fulfilled, the price is fixed and determinable and collectibility is reasonably assured.

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

	September 30,	December 31,
	2009	2008

Beginning balance	$85	$54
Additions	83	121
Deductions	(66)	(90)
Ending balance	$102	$85

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

Research and Development Costs

We expense research and development costs as incurred.  During the nine months ended September 30, 2009 and 2008, we incurred $688 and $2,159, respectively, of research and development costs

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets under standards issued by the FASB.  They require us to review for impairment of our long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.  Impairment evaluations involve our estimates of asset useful lives and future cash flows.  When such an event occurs, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized.  We utilize an expected present value technique, in which multiple cash flow scenarios that reflect the range of possible outcomes and a risk-free rate are used, to estimate fair value of the asset.

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

Goodwill and Other Intangibles

We test our goodwill for impairment on an annual basis, or between annual tests if it is determined that a significant event or change in circumstances warrants such testing, in accordance with standards issued by the FASB, which requires a comparison of the carrying value of goodwill to the fair value of the reporting unit.   If the fair value of the reporting unit is less than the carrying value of goodwill, an adjustment to the carrying value of goodwill is required.  See Note 1 and Note 4 for further discussion on goodwill and other intangible assets impairment.

Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Stock-Based Compensation

In December of 2004, the FASB issued a standard which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed methodology and amounts. Prior periods presented are not required to be restated. We adopted the standard as of January 1, 2006 and applied the standard using the modified prospective method. Remote Dynamics extinguished all prior stock options upon emergence from bankruptcy effective July 2, 2004 and have not issued any new stock options beyond that date.

Beneficial Conversion Feature

From time to time, the Company has debt with conversion options that provide for a rate of conversion that is below market value. This feature is normally characterized as a beneficial conversion feature ("BCF"), which is recorded by the Company pursuant to standards issued by the FASB. If a BCF exists, the Company records it as a debt discount. Debt discounts are amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest method.

Issuance of Shares for Non-Cash Consideration

The Company accounts for the issuance of equity instruments to acquire goods and/or services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably determinable. The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of standards issued by the FASB. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Earnings Per Share

The Company adopted the standard issued by the FASB, which provides for the calculation of basic and diluted earnings or loss per share. Basic loss per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of the entity. Such amounts include shares potentially issuable pursuant to the Notes and the attached warrants and the convertible preferred stock (see Note 6). For the nine months ended September 30, 2009 and 2008, basic and diluted loss per share are the same as the potentially dilutive shares were excluded from diluted loss per share as their effect would be anti-dilutive for the year then ended.

The securities listed below were not included in the computation of diluted earnings per share as the effect from their conversion would have been antidilutive:

	For the Three and Nine Months
	Ended September 30,
	2009	2008
Convertible notes payable	93,793,463,313	2,127,493,694
Convertible preferred stock	121,578,666,397	2,392,537,667
Outstanding warrants to purchase common stock	633,775	636,018

Stock warrants issued and outstanding total 633,775 at September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)

NET LOSS (Numerator)	$(659)	$(410)	$(1,825)	$(1,921)

BASIC AND FULLY DILUTED
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (Denominator)	10,480,136,386	3	6,660,463,819	3

BASIC AND FULLY DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(136.67)	$(0.00)	$(640.33)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

In March 2008, the FASB issued changes to disclosures about derivative instruments and hedging activities. They are intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of the standard are effective for the quarter ending March 31, 2009. The adoption of the standard did not have a material impact on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued a standard on the hierarchy of GAAP. The standard is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of "Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP. The Company has not completed its evaluation of the effects, if any, that the standard may have on its consolidated financial position, results of operations and cash flows.

In June 2008, the FASB reached a consensus on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. We adopted the standard on January 1, 2009. The adoption did not have a material impact to our consolidated financial statements.

In May 2009, the FASB issued a standard on subsequent events. This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). It requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company has adopted the standard.

In June 2009, the FASB issued a standard on the FASB accounting standards codification and the hierarchy of generally accepted accounting principles. The standard will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

3.	Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Complete systems	$94	$89
Component parts	65	71
Reserve for obsolescence - systems	(2)	(2)
Reserve for obsolescence - parts	(9)	(5)
	$148	$153

4.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

						Remaining
	Balance at				Balance at	Amortization
	December 31,				September 30,	Period
	2008	Addition	Amortization	Impairment	2009	(in months)

Goodwill	$616	$-	$-	$-	$616	n/a

Other intangibles:
Customer lists	1,610	-	(414)		1,196	26
Software	502	-	(130)		372	26
Tradenames	44	-	(11)		33	26
	$2,772	$-	$(555)	$-	$2,217

Total amortization expense for the other intangible assets for the nine months ended September 30, 2009 was approximately $555,000

Estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

	2009	2010	2011	2012	2013
Amortization Expense	$184	$739	$678	$-	$-

5.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Capital leases - current portion	31	29
Property, franchise, and other taxes payable	68	54
Accrued warranty costs	45	60
Accrued vacation	52	37
Accrual for Series A & B default penalty and interest	1,943	1,761
Legal, accounting, interest and other accruals	414	451
	$2,553	$2,392

6.           Notes Payable & Securities Purchase Agreements

DataLogic Note Payable

On June 30, 2006, BounceGPS issued a $250,000 note to DataLogic International, Inc. in conjunction with the acquisition described in Note 1. The note has a term of 2 years with an annual interest rate of 9%. Principal payments of $31,250 were scheduled to commence October 1, 2006 and quarterly thereafter. Interest is payable quarterly. BounceGPS is currently in default as principal and interest payments have not been made in accordance with the note agreement. The Company has accrued $83,379 of interest expense as of September 30, 2009. The $250,000 principal balance has been classified as current on the accompanying consolidated balance sheet due to the default mentioned above. Keith Moore, Director and Audit Committee Chair of the Company, was previously the CEO and Chairman of DataLogic International, Inc. BounceGPS has disputed the obligation to make any payments under the note. See Note 9 for further discussion on related party transactions.

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

The purchasers of the Series A Notes (and the placement agent in the transaction) received the following common stock purchase warrants:

•
Series A-7 warrants to purchase 1,031 shares in the aggregate of common stock at an initial exercise price of $8,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series A-7 warrants was $0.0001 as of September 30, 2009. The series A-7 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series A-7 warrants are exercisable for a seven-year period from the date of issuance (95 of these warrants are exercisable over 5 years).

•
Series B-4 warrants to purchase 688 shares in the aggregate of common stock at an initial exercise price of $18,000 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series B-4 warrants was $0.0001 as of September 30, 2009. The series B-4 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series B-4 warrants are exercisable for a four-year period beginning on the date a resale registration statement for the shares underlying the warrants is declared effective by the Securities and Exchange Commission (65 of these warrants are exercisable over 5 years).

•
Series C-3 warrants to purchase 1,375 shares in the aggregate of common stock at an initial exercise price of $4,200 per share subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents. The exercise price of the series C-3 warrants was $0.0001 as of September 30, 2009. The series C-3 warrants can be exercised on a cashless basis beginning one year after issuance if (i) the per share market value of a share of our common stock (either the volume the weighted average price or the fair market value as determined by an independent appraiser) is greater than the warrant price; and (ii) a registration statement for the warrant stock is not then in effect. The series C-3 warrants are exercisable for a three-year period from the date of issuance (125 of these warrants are exercisable over 5 years). These warrants have expired.

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

We have failed to comply with certain of our other obligations relating to the Series A Notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series A private placement. The Series A Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of September 30, 2009, we have accrued $825,587 in default interest and liquidated damages under the Series A Notes.

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

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. In the first nine months of 2009, we issued 6,402,645,880 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $937,110 of obligations due under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

The following table summarizes the Series A Notes as of September 30, 2009 (000’s):

		Less	Carrying
	Principal	Discount	Amount

Total Series A Notes - December 31, 2008	$3,646	$0	$3,646

Partial Principal Payments in Common Shares	$(937)	$-	$(937)

Reduced Interest Payment from Overpayment	$13	$-	$13

Total Series A Notes - September 30, 2009	$2,722	$0	$2,722

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

The series B subordinated secured convertible promissory notes and the series B original issue discount series B subordinated secured convertible promissory notes (collectively, the “Series B Notes”) are secured by all of the Company’s assets, subject to existing liens, are due on dates ranging from December 4, 2009 to May 2011 and began scheduled amortization of principal (in nine quarterly installments) on dates ranging from August 1, 2007 to May 2011. The Company may make principal installment payments in cash or in registered shares of its common stock. If paid in common stock, certain conditions must be satisfied, and the number of registered shares to be paid to the holder must be an amount equal to the principal installment amount divided by the lesser of (i) $1.00 and (ii) 90% of the average of the volume weighted average trading prices of the common stock for the ten trading days immediately preceding the principal payment. The Series B Notes are convertible into the Company’s common stock at a conversion price of $0.0009 per share (as of September 30, 2009), subject to adjustment for stock splits and combinations, certain dividends and distributions, reclassification, exchange or substitution, reorganization, merger, consolidation or sales of assets; issuances of additional shares of common stock, and issuances of common stock equivalents.

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

As part of the Series B Note financing, the Company agreed:

•
pursuant to the terms of "most favored nations" rights granted to the Series A note holders investors, to issue in exchange for $1,013,755 principal amount of the Series A Notes, an additional (i) $1,146,755 principal amount of Series B Notes, (ii) $458,702 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 3,860 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 3,860 shares of the Company’s common stock. The Company has not received and will not receive any additional proceeds from the exchange. As of September 30, 2009 and December 31, 2008, the Company had issued (i) $1,003,394 principal amount of Series B Notes, (ii) $401,357 principal amount of Series B OID Notes, (iii) series E-7 warrants to purchase 2,352 shares of the Company’s common stock and (iv) series F-4 warrants to purchase 2,352 shares of the Company’s common stock, in exchange for $901,144 principal amount of the Series A Notes. The exchange was completed as of December 31, 2007.

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

•
to pay to the placement agent for the transaction consideration consisting of (a) a cash sales commission of $150,480 (b) warrants to purchase 822 shares of the Company’s common stock at an exercise price of $0.0001 per share (as of September 30, 2009) and being exercisable for ten years, (c) series E-7 warrants to purchase 617 shares of the Company’s common stock, and (d) series F-4 warrants to purchase 617 shares of the Company’s common stock. The Company also paid $60,000 to Strands Management Company, LLC for consulting work as well as $59,816 in legal counsel fees as part of the private placement.

The Company has failed to comply with certain of its other obligations relating to the Series B Notes, including the Company’s failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the Series B private placement. The Series B Notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and liquidated damages for non-compliance with our registration obligations. As of September 30, 2009, the Company has accrued $1,090,832 in default interest and liquidated damages under the Series B Notes.

The Company’s non-compliance with the terms of the notes also exposes the Company to the risk that the note holders could exercise their prepayment or other remedies under the notes.

In March, 2008, the Company commenced making payments to certain of its Series B note holders of amounts due under the notes by issuing shares of the Company’s common stock under the terms of the notes. In the first nine months of 2009, the Company issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes. On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock. This conversion represents an issuance price of $.00009 per share. On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes. The Company expects to issue additional shares of its common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter.

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

The following table summarizes the Series B Notes as of September 30, 2009 (000’s):

		Less	Carrying
	Principal	Discount	Amount
Total Series B Notes - December 31, 2008	$7,135	$1,301	$5,834

Partial Principal Payments in Common Shares	(429)	-	(429)

Amortization of debt discount and beneficial conversion feature	-	(13)	13

Accretion of Series B Notes	-	(698)	698

Total Series B Notes - September 30, 2009	$6,705	$589	$6,116

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

We recorded $264,934 of transaction costs as deferred financing fees. We also recorded $62,169 as deferred financing fees for the fair value of the placement agent warrants which were valued using the Black-Scholes pricing model. The deferred financing fees will be amortized to interest expense from the date of the Series B Notes to the earlier of the maturity of the Series B Notes or the date of conversion. During the nine months ended September 30, 2009, $79,000 of the deferred financing fees was amortized to interest expense.

7.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2008 we had 5,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 677,858,548 common stock shares issued and 677,858,501 shares outstanding.

On April 17, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 15,000,000,000.

As of September 30, 2009 we had 15,000,000,000 shares of common stock authorized with a par value of $0.0001. We had 10,575,865,582 common stock shares issued and 10,575,865,535 shares outstanding.

On November 3, 2009, we amended our Amended and Restated Certificate of Incorporation to increase our authorized shares of our common stock to 100,000,000,000 having a par value of $.00001 per share.

In the first nine months of 2009, we issued 6,402,645,880 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $937,110 of obligations due under the notes. Additionally, during the first nine months of 2009, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes. On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock. This conversion represents an issuance price of $.00009 per share. On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended. These shares were issued in accordance with the original note terms and no gain or loss on conversion is necessary.

On February 28, 2009, we issued 105 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended February 28, 2009. The shares have a face amount of $1,000 per share. On May 31, 2009, we issued 108 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended May 31, 2009. On August 31, 2009, we issued 110 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended August 31, 2009.

From October 1, 2009 to November 15, 2009, we made payments to certain holders of our Series B notes of amounts due under the notes by issuing shares of our common stock in accordance with the terms of the notes. These payments were in the form of 18,756,355,556 shares of our common stock in satisfaction of $1,688,032 of obligations due under the Series B notes, representing issuance prices of $.00009 per share.

Warrants

A summary of our warrants as of September 30, 2009 and 2008, and the changes during 2009 and 2008 are presented below:

		Weighted
	Number of	Average
	options	Exercise Price
Outstanding at January 1, 2008	636,113	$8.320000
Granted	-	$-
Exercised	-	$-
Expired	-	$-
Outstanding at December 31, 2008	636,113	$0.000450
Granted	-	$-
Exercised	-	$-
Expired	(2,338)	$0.000117
Outstanding at September 30, 2009	633,775	$0.000100

The fair value of each warrant has been estimated as of September 30, 2009 using the Black-Scholes option valuation model, using the following assumptions:

Risk Free
Interest Rate
1 Month	0.06%
3 Month	0.14%
6 Month	0.18%
2 Year	0.95%
3 Year	1.45%
5 Year	2.31%

Variance of Returns	244.40%
Standard Deviation of Returns	156.30%
Average Expected Term	2.7

Warrants outstanding and exercisable as of September 30, 2009 are:

Warrants Outstanding				Warrants Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$200	83	0.92	$200	83	$200
843	1,453	0.92	843	1,453	843
35,000	100	0.92	35,000	100	35,000
0.000117	1,031	3.22	0.000117	1,031	0.000117
0.000117	688	0.50	0.000117	688	0.000117
0.000117	125	1.65	0.000117	125	0.000117
0.000117	314,839	4.43	0.000117	314,839	0.000117
0.000117	314,839	1.43	0.000117	314,839	0.000117
0.000117	617	2.43	0.000117	617	0.000117
	633,775			633,775

8.	Other Commitments and Contingencies

Product Warranty Guarantees

We provide a limited warranty on all REDIview product sales, at no additional cost to the customer, which provides for replacement of defective parts for one year after the product is sold. We provide a limited warranty on all VMI product sales, at no additional cost to the customer, which provides for replacement of defective parts during the contract term, typically ranging from one to five years. We establish an estimated liability for expected future warranty commitments based on a review of historical warranty expenditures associated with these products and other similar products. The product warranty liability, which is included in “Accrued expenses and other current liabilities” and “Other non-current liabilities” in the accompanying Consolidated Balance Sheets, totaled approximately $45,000 at September 30, 2009.

Other Purchase Commitments

As of September 30, 2009, we had approximately $124,000 in primarily inventory-related purchase commitments.

Litigation

In November 2009, we were served with a Citation in Delinquent Tax Suit filed by the Richardson, Texas Independent School District (Cause No. 09-40202, District Court of Dallas County, TX) seeking $78,000 in back taxes, penalties and interest. Dallas County, City of Richardson, Parkland Hospital District, Dallas Community College District and Dallas County School Equalization Fund have intervened in the suit and are seeking an additional $46,000 in back taxes, penalties and interest.

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

On May 1, 2007, we entered into a Support Services Agreement with Strands Management Company, LLC (“Strands”). David Walters, our Chairman, and Keith Moore, our director, each are members of, and each own 50% of the ownership interests in Strands. Under the Support Services Agreement, Strands provides us with financial management services, facilities and administrative services, business development services, creditor resolution services and other services as agreed by the parties. We pay to Strands monthly cash fees of $22,000 for the services. In addition, Strands will receive fees equal to (a) 6% of the revenue generated from any business development transaction with a customer or partner introduced to us by Strands and (b) 20% of the savings to us from any creditor debt reduction resolved by Strands on our behalf. The initial term of the Support Services Agreement expired on May 1, 2009. The Agreement automatically renews for an additional successive one-year period. Fees paid to Strands totaled $204.250 and $202,000 for the nine months ended September 30, 2009 and 2008, respectively. The Company had an outstanding balance due to Strands of $0 as of September 30, 2009.

On January 7, 2009, we borrowed $66,000 from the working capital line of credit promissory note with Strands. On January 13, 2009, we borrowed an additional $40,000 from the working capital line. On July 16, 2009, we made a payment of $6,250 against the line. As of September 30, 2009, we had borrowed $99,750 against the note. Accrued interest under the note totaled $9,547 as of September 30, 2009.

On February 25, 2009, we borrowed $24,000 from Gary Hallgren, the CEO, to cover short-term working capital needs. This amount was repaid on February 27, 2009 with interest of 10% per annum.

On April 28, 2009, we borrowed $33,000 from Strands. This amount was repaid by May 5, 2009 with interest of 10% per annum.

10.	Subsequent Events

On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock. This conversion represents an issuance price of $.00009 per share. On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes.

In November 2009, we were served with a Citation in Delinquent Tax Suit filed by the Richardson, Texas Independent School District (Cause No. 09-40202, District Court of Dallas County, TX) seeking $78,000 in back taxes, penalties and interest. Dallas County, City of Richardson, Parkland Hospital District, Dallas Community College District and Dallas County School Equalization Fund have intervened in the suit and are seeking an additional $46,000 in back taxes, penalties and interest.

All subsequent events have been included through the date of this filing.

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

As shown in the tables below, we had 11,378 units in service as of September 30, 2009, representing a 5.5% increase from September 30, 2008 and a 1.5% increase since December 31, 2008.

September 30,	December 31,	March 31,	June 30,	September 30,
2008	2008	2009	2009	2009

10,787	11,210	11,129	11,283	11,378

Results of Operations - Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Total revenue for the three months ended September 30, 2009 totaled $1.29 million compared to $1.38 million during the three months ended September 30, 2008. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Service revenue for the three months ended September 30, 2009 totaled $946,000 compared to $901,000 for the three months ended September 30, 2008. This 5% increase is primarily attributable to an increase in units in service. Units in service increased 5.5%, from 10,787 units in the third quarter of 2008 to 11,378 in the third quarter of 2009. Ratable product revenue for the second quarter of 2009 was $321,000 compared to $433,000 for the comparable period in 2008. The 26% decrease is due to the completion of the amortization of the deferred performance obligation in 2008 which contributed to $152,000 of revenue in the comparable period of 2008 which was not included in the 2009 period. The amortization of the deferred performance obligation was complete as of December 31, 2008. Excluding the deferred performance obligation, ratable product revenue increased 14% from the comparable period in 2008.

Total gross profit margin was 40% for the three months ended September 30, 2009 compared to 66% for the three months ended September 30, 2008. Service margin for the third quarter of 2009 was 42% compared to 66% for the third quarter of 2008. The Company had been accruing an airtime credit of $221,000 based on an agreement with AT&T that reflected reduced pricing on a subset of units agreed upon but not delivered by AT&T. This agreement was renegotiated to adjust all rates on the Company’s entire installed base, but only on a go-forward basis. As a result, the accrued airtime credit for prior periods was no longer appropriate and was reversed in the third quarter (and therefore reflected an increase in cost of service). Going forward, the Company expects that its cost of service will decrease as a result of the reduced airtime rates from AT&T. Excluding the credit reversal, the service margin for the third quarter was 65%. Ratable product margin was 40% for the third quarter of 2009 compared to 62% for the third quarter of 2008. Excluding the amortization of the deferred performance obligation, ratable product margin in the third quarter of 2008 would have been 42%.

Total operating expenses totaled $677,000 for the three months ended September 30, 2009 compared to $788,000 for the three months ended September 30, 2008. The 14% decrease from the comparable period in the prior year is primarily due to reduced bad debt expense and reduced headcount and the associated overhead costs.

Interest expense totaled $0.3 million for the three months ended September 30, 2009 and the three months ended September 30, 2009. The current period interest expense primarily consists of the accretion of the Series B Notes of $212,000.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the quarters ended September 30, 2009 and 2008 were as follows.

	Three Months Ended
	September 30,
	2009	2008
Net loss	$(632)	$(410)
Add non-EBITDA items included in net results:
Depreciation and amortization	202	201
Interest expense, net	273	330
Other expense	-	-

Adjusted EBITDA	$(157)	$121

Excluding the amortization of the deferred performance obligation and the reversal of the AT&T accrued airtime credit, adjusted EBITDA for the third quarter of 2008 would have been negative $31,000 compared to positive $64,000 for the third quarter of 2009. We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Results of Operations - Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Total revenue for the nine months ended September 30, 2009 totaled $3.88 million compared to $3.86 million during the nine months ended September 30, 2008. Excluding the deferred performance obligation mentioned below, total revenue increased 13%. In accordance with our revenue recognition policies, REDIview unit sales and the associated cost of sales are deferred and recognized over the customer’s contract life. Service revenue for the nine months ended September 30, 2009 totaled $2.82 million compared to $2.56 million for the nine months ended September 30, 2008. This 10% increase is primarily attributable to an increase in units in service. Average units in service increased 10%, from 10,248 units in the first nine months of 2008 to 11,250 in the first nine months of 2009. Ratable product revenue for the nine months ended September 30, 2009 was $.9 million compared to $1.13 million for the comparable period in 2008. The 16% reduction is due to the completion of the amortization of the deferred performance obligation in 2008 which contributed to $434,000 of revenue in the comparable period of 2008 which was not included in the 2009 period. The amortization of the deferred performance obligation was complete as of December 31, 2008. Excluding the deferred performance obligation, ratable product revenue increased 36%.

Total gross profit margin was 53% for the nine months ended September 30, 2009 and 62% for the nine months ended September 30, 2008. Service margin for the first nine months of 2009 was 57% compared to 61% for the first nine months of 2008. The Company had been accruing an airtime credit of $221,000 based on an agreement with AT&T that reflected reduced pricing on a subset of units agreed upon but not delivered by AT&T. This agreement was renegotiated to adjust all rates on the Company’s entire installed base, but only on a go forward basis. As a result, the accrued airtime credit for prior periods was no longer appropriate and was reversed in the third quarter (and therefore reflected an increase in cost of service). Going forward, the Company expects that its cost of service will decrease as a result of the reduced airtime rates from AT&T. Excluding the credit reversal, the service margin for the third quarter was 65%. Ratable product margin was 39% for the first nine months of 2009 compared to 65% for the first nine months of 2008. Excluding the amortization of the deferred performance obligation, ratable product margin in the first nine months of 2008 would have been 42%.

Total operating expenses totaled $2.2 million for the nine months ended September 30, 2009 and $2.3 million for the nine months ended September 30, 2008, respectively.

Interest expense totaled $1.0 million for the nine months ended September 30, 2009 and $1.4 million for the nine months ended June 30, 2009. The $0.4 million decrease can be primarily attributed to the fact that the Series A Notes were fully accreted in February 2008. The accretion of the Series A Notes was $0 for the nine months ending September 30, 2009, compared to $0.4 million for the nine months ending September 30, 2008. The current period interest expense primarily consists of the accretion of the Series B Notes of $655,000, as well as $291,000 of accrued interest on the Series B Notes.

Adjusted EBITDA Presentation

EBITDA represents net income (loss) before interest, taxes, depreciation and amortization, and in the case of Adjusted EBITDA, before goodwill impairment, gains or losses on the extinguishment of debt and preferred stock, restructuring charges and other non-operating costs. EBITDA is not a measurement of financial performance under GAAP. However, we have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. The computations of Adjusted EBITDA for the nine months ended September 30, 2009 and 2008 were as follows.

	Nine Months Ended
	September 30,
	2009	2008
Net loss	$(1,798)	$(1,921)
Add non-EBITDA items included in net results:
Depreciation and amortization	605	609
Interest expense, net	1,025	1,403
Other expense	-	1

Adjusted EBITDA	$(168)	$92

Excluding the amortization of the deferred performance obligation and the reversal of the AT&T accrued airtime credit, adjusted EBITDA for the first nine months of 2008 would have been negative $342,000 compared to positive $53,000 for the first nine months of 2009 . We consider adjusted EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as certain recurring non-cash and non-operating items. We believe that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following: EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments; EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; EBITDA does not reflect the effect of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and not all of the companies in our industry may calculate EBITDA in the same manner in which we calculate EBITDA, which limits its usefulness as a comparative measure.

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

Liquidity and Capital Resources

We have incurred significant operating losses since our inception and have limited financial resources until such time that we are able to generate positive cash flow from operations. We had cash and cash equivalents of $23,000 as of September 30, 2009, compared to $0 as of December 31, 2008.

Net cash used by operations for the nine months ended September 30, 2009 was $37,000, primarily due to a net loss of $1.8 million offset by amortization of intangibles of $555,000, accretion of notes payable of $701,000, provision for bad debt expense of $128,000 and a net change of operating assets and liabilities of $235,000. Net cash used in operations for the nine months ended September 30, 2008 was $258,000, primarily due to a net loss of $1.9 million offset by amortization of intangibles of $554,000, accretion of notes payable of $1.1 million, provision for bad debt expense of $105,000 and a net change of operating assets and liabilities of $221,000.

Net cash used by investing for the nine months ended September 30, 2009 and 2008 was $16,000 due to payments made to acquire property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $76,000 primarily due to proceeds from the line of credit of $130,000 offset by payments of the line of $36,000.

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

We had a working capital deficit of $3.8 million, excluding the gross outstanding amount of our secured convertible notes of $9.4 million, as of September 30, 2009. We believe that we will have sufficient capital to fund our ongoing operations through 2009, assuming that we are able to meet our sales targets and operating cost reduction plans and to negotiate acceptable payment arrangements with our senior security holders, vendors and other creditors. The sufficiency of our cash resources depends to a certain extent on general economic, financial, competitive or other factors beyond our control.

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

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of September 30, 2009, we have accrued $1,916,418 in default interest and liquidated damages under our secured convertible notes.

Our non-compliance with the terms of the notes also exposes us to the risk that our note holders could seek to exercise prepayment or other remedies under the notes. We have received one outstanding notice of default from a holder of our Series A Notes.   The notice demands immediate payment in cash of $287,500.  To date, we have made no payment in respect of the note holder demand and it remains outstanding

In March, 2008, we resumed making payments to certain of our note holders of amounts due under the notes by issuing shares of our common stock under the terms of the notes. In the first nine months of 2009, we issued 6,402,645,880 shares of common stock as partial principal payments on the Series A Notes in satisfaction of $937,110 of obligations due under the notes. Additionally, during the same period, we issued 3,255,173,554 shares of common stock as partial payments on the Series B Notes in satisfaction of $429,404 of obligations due under the notes. On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock. This conversion represents an issuance price of $.00009 per share. On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes. We expect to issue additional shares of our common stock in payment of amounts due under the notes during the remainder of 2009 and thereafter. In general, the shares issued are available for immediate resale by the holders in accordance with Rule 144 under the Securities Act of 1933, as amended.

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

On August 31, 2009, we issued 110 shares of Series C Preferred Stock to BMSI in satisfaction of our dividend obligations under our outstanding Series C Preferred Stock for the period ending August 31, 2009.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In November 2009, we were served with a Citation in Delinquent Tax Suit filed by the Richardson, Texas Independent School District (Cause No. 09-40202, District Court of Dallas County, TX) seeking $78,000 in back taxes, penalties and interest. Dallas County, City of Richardson, Parkland Hospital District, Dallas Community College District and Dallas County School Equalization Fund have intervened in the suit and are seeking an additional $46,000 in back taxes, penalties and interest.

ITEM 2: RECENT SALES OF UNREGISTERED SECURITIES

In the third quarter of 2009 we made payments to certain holders of our Series A secured convertible notes of amounts due under the notes by issuing shares of our common stock under the terms of the notes. These payments were in the form of 499,729,082 shares of our common stock in satisfaction of $48,723 of obligations due under the Series A notes, representing an issuance price of $.0001 per share. We believe the issuance of the shares was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. All of the persons receiving shares were accredited investors.

On September 8, 2009, a holder of our Series B Notes agreed to convert $1,688,032 of obligations due under the notes into 18,756,355,556 shares of our common stock. This conversion represents an issuance price of $.00009 per share. On November 6, 2009, we completed this transaction and issued 18,756,355,556 common shares in full satisfaction of $1,688,032 of obligations under the notes.

On August 31, 2009, we issued 110 shares of series C convertible preferred stock to BMSI in satisfaction of our dividend obligations under our outstanding series C convertible preferred stock for the period ended August 31, 2009. We believe the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act and pursuant to Regulation D under the Securities Act. The entity receiving shares was an accredited investor.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

We have failed to comply with certain of our other obligations relating to our secured convertible notes, including our failure to make scheduled principal payments and to register for resale the shares of common stock underlying the notes and warrants issued in the related private placements. The notes provide for a default interest rate of 10% per annum on the outstanding principal amount of the notes for periods in which certain specified events of default occur and are continuing and for liquidated damages for non-compliance with our registration obligations. As of September 30, 2009, we have accrued $1,916,418 in default interest and liquidated damages under our secured convertible notes.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 3, 2009, our majority stockholder gave its signed written consent to action without a meeting (i) to approve an amendment to our Amended and Restated Certificate of Incorporation to authorize 10,000,000,000 authorized shares of our common stock having a par value of $0.00001 per share. These matters are described in our definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 13, 2009.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

See the attached Index to Exhibits.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REMOTE DYNAMICS, INC.

Date: November 12, 2009	By:	/s/ Gary Hallgren
Gary Hallgren
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY HALLGREN	Chief Executive Officer	November 12, 2009
Gary Hallgren

/s/ DAVID WALTERS	Chairman and Director (Principal Financial and Accounting Officer)	November 12, 2009
David Walters

/s/ DENNIS ACKERMAN	Director	November 12, 2009
Dennis Ackerman

/s/ KEITH MOORE	Director and Secretary	November 12, 2009
Keith Moore

/s/ THOMAS FRIEDBERG	Director	November 12, 2009
Thomas Friedberg

INDEX TO EXHIBITS

Exhibit No.	Identification of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002